Form 10-K
period 2018-12-31
KBR, INC.
filed 2019-02-26
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the voting stock held by non-affiliates on June 30, 2018 was approximately $2.5 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $17.92.

As of January 31, 2019, there were 141,010,856 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
APAC	Asian Pacific
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	European Union
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EAC	Estimate at completion
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
EPIC	EPIC Piping LLC
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	Foreign Corrupt Practices Act
FEED	Front-end engineering and design
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GILTI	Global intangible low-taxed income
GS	Government Services
GTL	Gas to liquids
HETs	Heavy equipment transporters
HS	Hydrocarbons Services
HTSI	Honeywell Technology Solutions Inc.
ICC	International Chamber of Commerce

Acronym	Definition
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Annual Report on Form 10-K
MFRs	Memorandums for Record
MMM	Mantenimiento Marino de Mexico
MoD	Ministry of Defense
NCI	Noncontrolling interests
PEMEX	Petróleos Mexicanos
PEP	Pemex Exploration and Production
PFIs	Privately financed initiatives and projects
PIC	Paid-in capital
PLOC	Performance Letter of Credit facility
PPE	Property, Plant and Equipment
PSC	Private Security Contractor
RIO	Restore Iraqi Oil
SAB	Staff Accounting Bulletin
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
Tax Act	Tax Cuts and Jobs Act
Transition Tax	Deemed Repatriation Transition Tax
TSA	Transition Service Agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VAT	Value-added tax
VIEs	Variable interest entities

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "plan," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations.

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

Many of these factors are beyond our ability to control or predict. Any of these factors, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law we undertake no obligation to publicly update or revise any forward-looking statement.

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, "KBR" or "the Company") is a global provider of differentiated, professional services and technologies across the asset and program life-cycle within the government services and hydrocarbons industries. Our capabilities include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design services, process technologies, highly specialized mission and logistics support solutions, program management, construction services, commissioning and startup services, asset operations and maintenance services. We provide these and other support services to a diverse customer base, including domestic and foreign governments, international and national oil and gas companies, oil refiners, petrochemical producers, fertilizer producers and specialty chemicals manufacturers.

KBR, Inc., incorporated in the state of Delaware in March 2006, is a global company headquartered in Houston, Texas, USA, with offices around the world. We trace our history and culture to two businesses, The M.W. Kellogg Company ("Kellogg") and Brown & Root, Inc. ("Brown & Root"). Kellogg was founded in New York in 1901 and evolved into a technology and service provider for petroleum refining, petrochemicals processing and LNG. Brown & Root was founded in Texas in 1919, built the world’s first offshore platform in 1947 and grew into an international engineering and construction company. Brown & Root was acquired by Halliburton in 1962 and Kellogg was acquired by Halliburton in 1998 through its merger with Dresser Industries. KBR completed its separation from Halliburton in April 2007. Following a transformational restructuring in late 2014, and consistent with our new strategy, we made two substantial acquisitions in 2016 and another in early 2018 in the government services sector, which fundamentally and materially re-balanced our portfolio to a greater mix of long-term, cost reimbursable and synergistic professional services business base. This new business base, added to KBR’s existing portfolio, leverages our program and life-cycle management expertise across a much larger addressable market for greater diversification, more predictable results, expanded customer offerings and attendant growth opportunities.

Our Business

KBR is a leading global provider of full life-cycle professional services, project delivery and technologies supporting two verticals: Government and Hydrocarbons. We aim to execute our portfolio through long-term contracts that provide balanced and sustainable growth with an acceptable risk profile and predictable cash flows. Our key areas of strategic focus are as follows:

•
Government Services: A wide range of professional services across defense, space and government embracing research and development, test and evaluation, program management and consulting, mission planning, operational and platform support, logistics and facilities, training and security. These services are mainly for governmental agencies in the U.S., U.K. and Australia and also cover other selective countries. These programs are frequently provided on long-term service contracts, with key scientific, technical and program management differentiation. Key customers include U.S. DoD agencies such as the Missile Defense Agency, U.S. Army, U.S. Navy and U.S. Air Force as well as NASA, the U.K. Ministry of Defence, London Metropolitan Police, U.K. Army, other U.K. Crown Services, and the Royal Australian Air Force, Navy and Army.

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

◦	Specialized Consulting: A broad range of specialized consulting services across upstream, midstream, downstream and specialty chemicals, which includes:

•	Front-end consulting services related to field development planning, technology selection and capital expenditure optimization;

•	Plant integrity management;

•	Specialized naval architecture technology (drillships, FPSO, FPUs and structural engineering); and

•
Feasibility studies, revamp studies, planning/development and construction studies for oil and gas (upstream industry), LNG, refining, petrochemicals, chemicals and fertilizers (downstream industries).

◦
Project Planning and Delivery Solutions: From conceptual design, through front end engineering design and execution planning, to full EPC/EPCM for the development, construction and commissioning of projects across the entire hydrocarbons value chain, including offshore and onshore oil and gas industries, LNG/GTL markets, as well as for refining, petrochemicals, chemicals, specialty chemicals and fertilizers industries. KBR has licensed its market leading ammonia technology to over 225 plants globally, and has been involved in the design and construction of approximately one-third of the world’s LNG capacity.

◦
Maintenance and Asset Services: Through our Brown & Root Industrial Services joint venture in North America and through KBR’s wholly owned Brown & Root entities in the Middle East, Europe and APAC, we are a leading provider of engineering, construction, and reliability-driven maintenance solutions for the refinery, petrochemical, chemical, specialty chemicals and fertilizer markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high quality scaffolding. These contracts are generally long-term service contracts.

•	Digital Solutions: Over the last few years, KBR has developed digital solutions to address its vertical market sectors:

◦
Government Services: Our focus is on asset Predictive Maintenance, Autonomous Operations, Space Solutions and Intelligent Estate Management. We are also implementing machine learning and artificial intelligence to enhance our digital solutions of the GS sector by predicting and diagnosing issues before equipment, device or facility is failed or completely utilized.

◦	Hydrocarbons: Our focus is on Digital Project Delivery, Remote Operations and Digital Maintenance.

▪	Digital Project Delivery: We cover KBR's data centric execution approach supporting our project digital twin for operating phase.

▪	Remote Operations Solutions: We provide performance monitoring, optimization of process/operations, and improvement of efficiency and uptime of the plant.

▪
Digital Maintenance: We offer predictive maintenance as well as digital integration of various systems and mobility at the maintenance site. We are also enabling our remote operations and predictive maintenance solutions with artificial intelligence for the predication of the plant upset and equipment anomalies.

Our market sectors are supported by our safety applications for the safety of workers and sites, visualization training through virtual reality and augmented reality, artificial intelligence enabled cyber security, unmanned aerial vehicles and robotics.
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

◦
Enduring relationships in government services (for example, we have had a contract with NASA since the beginning of the space program) and with major oil and gas and industrial customers such as BP p.l.c., Chevron Corporation ("Chevron") and Shell Corporation

•	Project Delivery

◦	A reputation for disciplined and successful delivery of large, complex and difficult projects globally - using world-class processes (the 'KBR Way'), including program management

•	Technical Excellence

◦	Quality, world-class technology, know-how and technical solutions, including digitalization

•	Full Life-cycle Asset Support

◦	Comprehensive asset services through long-term contracts

•	Financial Strength

◦	Through liquidity, capital structure and capacity

Our Business Segments

Our business is organized into three core and two non-core business segments as follows:

Core business segments

•	Government Services

•	Technology

•	Hydrocarbons Services

Non-core business segments

•	Non-strategic Business

•	Other

Our business segments are described below.

Government Services. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to mission planning, operations support, maintenance and field logistics. Our GS acquisitions, as described in Note 4 to our consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.
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
Hydrocarbons Services. Our HS business segment provides comprehensive project planning and program delivery capability globally. Our key capabilities leverage our operational and technical excellence as a global provider of EPC for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas (shallow-water, deep-water and subsea); floating solutions (FPUs, FPSO, FLNG & FSRU); maintenance services (via the “Brown & Root Industrial Services” brand); and consulting services provided under our three specialty consulting brands, Granherne, Energo and GVA.

Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. All Non-strategic Business segment projects are substantially complete. We continue to finalize project close-out and warranty activities and to negotiate the settlement of claims and various other matters associated with these projects.
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above.
    The markets we serve are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S. based companies such as CACI International, Inc., EMCOR Group, Inc., Fluor Corporation, Leidos Holdings, Inc., ManTech International Corporation, AECOM, Quanta Services Inc., Science Applications International Corporation ("SAIC"), Booz Allen Hamilton and international-based companies such as Bechtel, Jacobs Engineering, McDermott, Chiyoda Corporation ("Chiyoda"), TechnipFMC, Worley-Parsons and Vectrus, Inc. Since the markets for our services are vast and extend across multiple geographic regions, we cannot make a definitive estimate of the total number of our competitors.

Acquisitions, Dispositions and Other Transactions

Acquisitions

During the second quarter of 2018, we acquired 100% of the outstanding stock of SGT, a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market, for an aggregate purchase price of $355 million, plus $10 million of working capital and other purchase price adjustments set forth in the purchase agreement. This acquisition is reported within our GS business segment.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants in order to capitalize on the strengths of each party and provide greater flexibility in delivering our services based on cost and geographical efficiency, increase the number of opportunities that can be pursued and reduce exposure and diversify risk. Clients of our HS business segment frequently require EPC contractors to work in teams given the size and complexity of global projects that may cost billions of dollars to complete. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2018.

Aspire Defence is a joint venture currently owned by KBR and two financial investors to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the U.K. We own a 45% interest in Aspire Defence that is accounted for within our GS business segment using the equity method of accounting. Prior to January 15, 2018, we held a 50% interest in the joint ventures that provide the construction and related support services to Aspire Defence, with the other 50% being owned by Carillion. On January 15, 2018, Carillion entered into compulsory liquidation and was excluded from future business and benefit from its interest in the joint ventures. As a result, KBR assumed operational management and control of these entities. KBR began consolidating the financial results of these entities in its financial statements effective January 15, 2018. On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities as further discussed in Note 4 to our consolidated financial statements.

In 2016, we established the Affinity joint venture between KBR and Elbit Systems to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The investments are accounted for within our GS business segment using the equity method of accounting.

We participate in the JKC joint venture with JGC and Chiyoda for the design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. The project is being executed through two joint ventures in which we own a 30% interest. The investments are accounted for within our HS business segment using the equity method of accounting.

Brown & Root Industrial Services is a joint venture with BCP and offers maintenance services, turnarounds and small capital expenditure projects, primarily in North America. We own a 50% interest in this joint venture and account for this investment within our HS business segment using the equity method of accounting.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of revenues we expect to realize in the future as a result of performing work on contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. Our backlog was $13.5 billion and $10.6 billion at December 31, 2018 and 2017, respectively, with approximately 22% and 68% related to work being executed by joint ventures accounted for on the equity method of accounting. We estimate that, as of December 31, 2018, 33% of our backlog will be recognized as revenues within fiscal 2019. For additional information regarding backlog see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

Contracts

Our contracts broadly consist of cost-reimbursable, fixed-price or “hybrid” contracts containing both cost-reimbursable and fixed-price scopes of work. Our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Change orders on fixed-price contracts are routinely approved as work scopes change resulting in adjustments to our fixed price.

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

Our GS business segment primarily performs work under cost-reimbursable contracts with the U.S. DoD, U.K. MoD and other governmental agencies that are generally subject to applicable statutes and regulations. If the government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the government retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time. See “Item 1A. Risk Factors” for more information contained in Part I of this Annual Report on Form 10-K.

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

Also within our GS business segment, we participate in PFIs contracts, such as the Aspire Defense and UKMFTS projects. PFIs are long-term contracts that outsource the responsibility for the construction, procurement, financing, operation and maintenance of government-owned assets to the private sector. The PFI projects in which KBR participates are primarily located in the U.K. and Ireland with contractual terms ranging from 15 to 35 years and involve the provision of services to various types of assets ranging from acquisition and maintenance of major military equipment and housing to transportation infrastructure. Under most of these PFI arrangements, the primary deliverables of the contracting entity are the initial provision of assets to the customer and the subsequent provision of operations and maintenance services related to the assets once they are ready for intended use through the remaining life of the arrangement. The amount of reimbursement from the customer to the contracting entity is negotiated on each contract and varies depending on the specific terms for each PFI.

Significant Customers

We provide services to a diverse customer base, including:

•	domestic and foreign governments;

•	international oil companies and national oil companies;

•	independent refiners;

•	petrochemical and fertilizer producers;

•	developers; and

•	manufacturers.

Within the past three years, we generated significant revenues from key U.S. government customers including U.S. DoD and NASA, and from the U.K government within our GS business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The information in the following table has summarized data related to our revenues from the U.S. government and U.K. government.

Revenues and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
Dollars in millions, except percentage amounts	2018		2017		2016
U.S. government	$2,610	53%	$1,914	46%	$1,090	26%
U.K. government	$622	13%	$66	2%	$62	2%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part II of this Annual Report on Form 10-K. Also, see further explanations in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K.

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of sources throughout the world. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement function seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at the best possible prices and delivery schedules. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

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

Employees

As of December 31, 2018, we had approximately 25,000 employees world-wide, of which approximately 7% were subject to collective bargaining agreements. In addition, our joint ventures employ approximately 11,000 employees. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

Worker Health and Safety

We are subject to numerous worker health and safety laws and regulations. In the U.S., these laws and regulations include the Federal Occupational Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws, and safety requirements of the Departments of State, Defense, Energy and Transportation of the U.S. government. We are also subject to similar requirements in other countries in which we have extensive operations, including the U.K. where we are subject to the various regulations enacted by the Health and Safety Act of 1974.

These laws and regulations are frequently changing and it is impossible to predict the effect of such laws and regulations on us in the future. Our global Zero Harm initiative reinforces health, safety, security and environment as key components of the KBR culture and lifestyle.  This initiative incorporates three dynamic components: "Zero Harm", "24/7" and "Courage to Care," which empower individuals to take responsibility for their health and safety, as well as that of their colleagues. However, we cannot guarantee that our efforts will always be successful and from time to time we may experience accidents or unsafe work conditions may arise. Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we may incur substantial costs to maintain the safety and security of our personnel in these locations.

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

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and worker health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire clean-up upon owners, operators, transporters and other persons arranging for the treatment or disposal of such hazardous substances costs related to contaminated facilities or project sites. Other environmental laws applicable to our operations and the operations of our customers affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and the Toxic Substances Control as well as other comparable foreign and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances, comparable foreign and state laws or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities.

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 18 to our consolidated financial statements, and the information discussed therein is incorporated by reference into this Part I, Item 1.

Compliance

Conducting our business with ethics and integrity is a key priority for KBR. We are subject to numerous compliance-related laws and regulations, including the U.S. FCPA, the U.K. Bribery Act, other applicable anti-bribery legislation and laws and regulations regarding trade and exports. The services we provide to the U.S. federal government are subject to the FAR, the Truth in Negotiations Act, CAS, the Services Contract Act and DoD security regulations, and many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. We are also governed by our own Code of Business Conduct and other compliance-related corporate policies and procedures that mandate compliance with these laws. Our Code of Business Conduct is a guide for every employee in applying legal and ethical practices to our everyday work. The Code of Business Conduct describes not only our standards of integrity but also some of the specific principles and areas of the law that are most likely to affect our business. We regularly train our employees regarding our Code of Business Conduct and other specific areas including anti-bribery compliance and international trade compliance.

Website Access

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are made available free of charge on our website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the U.S. SEC. The SEC maintains a website that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. We have posted on our external website our Code of Business Conduct, which applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions and intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct applicable to such persons by posting such information on our website at www.kbr.com.

Item 1A. Risk Factors

Risks Related to Operations of our Business

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

A portion of our revenues is directly or indirectly derived from new contract awards. Reductions in the number and amounts of new awards, delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could adversely impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts frequently involve a lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions as well as governmental and environmental approvals. Since a portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for a project to proceed.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities that could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government has also favored multiple award task order contracts in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as have supplier relationships and delivery systems in place to react to emerging needs. In addition, federal government procurements sometimes emphasize price over qualitative factors, such as technical capability and past performance. As a result of these competitive pricing pressures, our profit margins on future federal contracts may be reduced and may require us to make sustained efforts to reduce costs in order to realize revenues and profits under government contracts.

We face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Many of our existing contracts must be recompeted when their original period of performance ends. Recompetitions represent opportunities for competitors to take market share away from us. They also represent opportunities for our customers to obtain more favorable terms. We may be required to qualify or continue to qualify under the various multiple award task order contract criteria. Therefore, it may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in any U.S. government awards that we win.

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

Dependence on third-party subcontractors and equipment manufacturers could adversely affect our profits.

We rely on third-party subcontractors and equipment manufacturers to complete many of our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials in the amounts and at the costs originally estimated, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance.

We currently hold U.S. government-issued facility security clearances and a large number of our employees have qualified for and hold U.S. government-issued personal security clearances that are necessary in order to qualify for and ultimately perform certain of our U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as termination of any existing contracts requiring such clearances.

Our use of the cost-to-cost method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A significant portion of our revenues and profits are measured and recognized over time using the cost-to-cost method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated revenues and estimated costs are recorded when the amounts are known or can be reasonably estimated. In addition, we have recorded significant unapproved change orders and claims against clients as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the estimated profit at completion for certain projects. Revisions to these estimates could occur in any period and their effects could be material. The uncertainties inherent in estimating the progress towards completion or the recoverability of claims of long-term engineering, program management, construction management or construction contracts make it possible for actual revenues and costs to vary materially from our estimates, including reductions or reversals of previously recorded revenues and profits.

We conduct a portion of our operations through joint ventures and partnerships exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through large project-specific joint ventures where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our joint venture partners. Also, we at times share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost over-runs. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

The nature of our hydrocarbons services business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.

We engage in hydrocarbons services activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties or delays in completion or commencement of commercial operations, exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or if covered by insurance but subject to a high deductible could result in a significant loss for us, which may reduce our profits and cash available for operations.

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope that may result in additional direct and indirect costs. Often these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

For example, we are working in a joint venture with JGC and Chiyoda, on a joint and several basis, for the design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. As further discussed in Notes 8 and 13 to our consolidated financial statements, the project has experienced significant cost increases associated with a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. These issues have resulted in unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the project estimates-at-completion. Additionally, we have funded and expect to continue funding JKC for our proportionate share of the ongoing project execution activities through the end of the project. JKC's current estimates for the unapproved change orders and claims against the client and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and potentially result in refunds to the client for amounts previously paid to the joint venture or the inability of the joint venture to recover additional costs from its suppliers and subcontractors. We have letters of credit outstanding in support of performance and warranty guarantees that may be called by the client under certain events such as JKC's nonperformance of its contractual obligations with the client. To the extent these letters of credit are called by the client, we would be required to use available cash to repay our lenders and could also be required to cash collateralize the remaining balance of outstanding letters of credit. The joint venture may also incur higher costs to complete the project than currently anticipated. Any of these events could result in material changes to the estimated revenue, costs and profits at completion on the project and adversely affect our financial condition, results of operations and cash flows.

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the FAR, the Truth in Negotiations Act, CAS, the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if KBR is complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the DCMA. Should the DCMA determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.

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

•	Increased polarization of political parties, in the U.S. and abroad, may lead to more volatility in government spending or other developments such as trade wars or changes in military priorities.

Due to the unsettled political conditions in countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Our operations are conducted in areas that have significant political risk. In addition, military action or unrest in such locations could restrict the supply of oil and gas, disrupt our operations in such locations and elsewhere and increase our costs related to security worldwide.

The Referendum of the United Kingdom's Membership of the European Union could adversely affect our revenues and results of operations.

The 2016 referendum by the British voters to exit the European Union adversely impacted global markets, including currencies, and resulted in the weakening of the British pound against other currencies. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. operations and contracts, denominated in the British pound sterling, to be translated into fewer U.S. dollars. This mainly impacts the U.K. portion of our GS business segment where both revenues and costs tend to be denominated in British pounds. Volatility in exchange rates may continue as the U.K. negotiates its exit from the European Union. The deadline for the U.K.'s withdrawal from the European Union is in March 2019. There remains significant uncertainty about the effects of Brexit. Any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our business, financial condition, revenues and results of operations.

Our effective tax rate and tax positions may vary.

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions, many of which are developing countries. Significant judgment is required in determining our worldwide provision for income taxes and a change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in higher taxes on our earnings, which could have a material impact on our earnings and cash flows from operations. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are audited by various U.S. and foreign tax authorities in the ordinary course of business, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in tax rates could have a material adverse effect on our profitability and liquidity.

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

We execute different projects in remote locations around the world and procure equipment and materials on a global basis. Depending on the type of contract, location, nature of the work and the sourcing of equipment and materials, we may charter seagoing vessels under time and bareboat charter arrangements and assume certain risks typical of those agreements. Such risks may include damage to the ship, liability for cargo and liability that charterers and vessel operators have to third parties “at law.” In addition, we ship a significant amount of cargo and are subject to hazards of the shipping and transportation industry.

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

We derive a portion of our revenues from contracts with agencies and departments of the U.S., U.K. and Australia governments, which is directly affected by changes in government spending and availability of adequate funding. Additionally, government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a significant government contractor, our financial performance is affected by the allocation and prioritization of government spending. Factors that could affect current and future government spending include:

•	policy or spending changes implemented by the current administration, defense department or other government agencies;

•	failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions;

•	changes, delays or cancellations of government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the governments;

•	curtailment of the governments’ outsourcing of services to private contractors; or

•	level of political instability due to war, conflict or natural disasters.

We face uncertainty with respect to our government contracts due to the fiscal, economic and budgetary challenges facing our customers. Potential contract delays, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. The loss of work we perform for governments or decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flows.

Demand for our hydrocarbon services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have significantly declined in recent years reducing the revenues and earnings of our customers. These market conditions make it difficult for our customers to accurately forecast and plan future business trends and activities that in turn could have a significant impact on the activity levels of our businesses. Demand for LNG and other facilities for which we provide services could decrease in the event of a sustained reduction in the price and demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices of oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

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

As of December 31, 2018, our backlog was approximately $13.5 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the timing of the revenues and profits that we actually earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 53% of our total consolidated revenues for the year ended December 31, 2018. The loss of one or more of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

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

Our business strategy includes the consideration of business acquisitions, which may present certain risks and uncertainties.

We may seek business acquisitions as a means of broadening our offerings and capturing additional market opportunities by our business segments and we may be exposed to certain additional risks resulting from these activities. These risks include, but are not limited to the following:

•	valuation methodologies may not accurately capture the value proposition;

•
future completed acquisitions may not be effectively integrated within our operations, resulting in a potentially significant detriment to the associated product/service line financial results and posing additional risks to our operations as a whole;

•	we may have difficulty managing our growth or we may not achieve the expected growth from acquisition activities;

•	key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;

•	the effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;

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

We utilize, develop, install and maintain a number of information technology systems both for us and for others. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, vendor payment processing and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business processes. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

  Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information from disclosure, whether it be ours or a third party's information entrusted to us. We rely upon industry accepted security measures and technology to secure such confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyber-attacks, other malicious activities from unauthorized third parties, power outages, natural disasters, computer system or network failures, or computer viruses.  The failure of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Any significant disruptions or failures could damage our reputation or have a material adverse effect on our business operations, financial performance and financial condition.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2018, we had $1.3 billion of goodwill and $516 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on October 1 to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and other factors. If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth. For a further discussion of goodwill impairment testing, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations below and Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The information discussed therein is incorporated by reference into this Part I, Item 1A.

Risks Related to Governmental Regulations and Law

We could be adversely impacted if we fail to comply with international export and domestic laws, which are the subject of rigorous enforcement by the U.S. government.

To the extent that we export products, technical data and services outside of the U.S., we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could result in losing our status as an eligible U.S. government contractor and cause us to suffer serious harm to our reputation. Any suspension or termination of our U.S. government contractor status could have a material adverse effect on our business, financial condition or results of operations.

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

Our work sites often expose our employees and others to chemical and manufacturing processes, large pieces of mechanized equipment, and moving vehicles. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. Failure to implement effective safety procedures may result in injury, disability or loss of life to these parties. In addition, the projects may be delayed and we may be exposed to litigation or investigations.

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

        Continued attention to issues concerning climate change may result in the imposition of additional environmental regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. International agreements and national, regional and state legislation and regulatory measures or other restrictions on emissions of greenhouse gases could affect our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels, or emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services that could in turn have a material adverse effect on our operations and financial condition. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

In addition, we are subject to the risk that the counterparties to our Revolver and PLOC may be unable to meet their contractual obligations to us if they suffer catastrophic demands on their liquidity. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors that may be negatively affected by events in the capital markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held at major banks and financial institutions located primarily in North America, the U.K. and Australia. Deposits are in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, been forced into receivership or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash and investments, which may result in a temporary decrease in liquidity that could impede our ability to fund operations.

We may change our dividend policy in the future.

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2019. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities, or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Senior Credit Facility is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. However, entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially strong. If our joint ventures or partners fail to perform, we could suffer negative results. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our Senior Credit Facility. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonding or other customary credit enhancements could have a material adverse effect on our business prospects and future revenues.

Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and these facilities may not be available if financial covenants are violated or if an event of default occurs.

Our Senior Credit Facility includes a $500 million revolving credit facility and a $500 million performance letter of credit facility, both maturing in April 2023. It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio and a consolidated interest coverage ratio as defined in the Senior Credit Facility agreement.

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Senior Credit Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not cured or waived, the lenders are not obligated to provide funding or issue letters of credit and could elect to require us to apply available cash to collateralize any outstanding letters of credit and declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, thus requiring us to apply available cash to repay any borrowings then outstanding. If we are unable to cash collateralize our letters of credit or repay borrowings with respect to our Senior Credit Facility when due, our lenders could proceed against the guarantees of our major domestic subsidiaries. If any future indebtedness under our Senior Credit Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full.

Our debt levels have increased as a result of recent acquisitions.

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

•	reducing our flexibility in planning for or reacting to changes in our industry and market conditions;

•	causing us to be more vulnerable in the event of a downturn in our business;

•	exposing us to increased interest rate risk given that a portion of our debt obligations are at variable interest rates; and

•	increasing our risk of a covenant violation under our Senior Credit Facility.

Provisions in our charter documents, Delaware law and our Senior Credit Facility may inhibit a takeover or impact operational control that could adversely affect the value of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent a change of control or changes in our management that a stockholder might consider favorable. These provisions include, among others, prohibiting stockholder action by written consent, advance notice for making nominations at meetings of stockholders, providing for the state of Delaware as the exclusive forum for lawsuits concerning certain corporate matters and the issuance of preferred stock with rights that may be senior to those of our common stock without stockholder approval. These provisions would apply even if a takeover offer may be considered beneficial by some of our stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline. Additionally, our Senior Credit Facility contains a default provision that is triggered upon a change in control of at least 25%, which would impede a takeover and/or make a takeover more costly.

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

If we need to sell or issue additional shares of common stock to refinance existing debt or to finance future acquisitions, our existing shareholder ownership could be diluted. In addition, the convertible note hedge and warrant transactions that we entered into in connection with the pricing of the Convertible Notes may affect the value of our common stock.

Part of our business strategy is to expand into new markets and enhance our position in existing markets, both domestically and internationally, which may include the acquisition and merging of complementary businesses. To successfully fund and complete such potential acquisitions, or to refinance our existing debt, we may issue additional equity securities that may result in dilution of our existing shareholder ownership's earnings per share.

In addition, in connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with certain option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce potential dilution to our common stock upon any conversation of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants at the time of exercise.

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable governments and other customers to finance large-scale projects, such as the acquisition and maintenance of major military equipment, capital projects and service purchases. These projects typically include the facilitation of nonrecourse financing, the design and construction of facilities and the provision of operation and maintenance services for an agreed-upon period after the facilities have been completed. We may incur contractually reimbursable costs and typically make investments prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our investments can be dependent on the operational success of the project and market factors that may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the United States, United Kingdom, and Germany. At December 31, 2018, our defined benefit pension plans had an aggregate funding deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $250 million, the majority of which is related to our defined benefit pension plan in the U.K. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a portion of the deficit for underfunded benefit plans, our financial position could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties
We own or lease the following major properties in domestic and foreign locations:

Location	Owned/Leased	Description	Business Segment
North America:

Arlington, Virginia	Leased	Office facilities	Government Services

Beavercreek, Ohio	Leased	Office facilities	Government Services

Birmingham, Alabama	Leased	Office facilities	Hydrocarbons Services

Colorado Springs, Colorado	Leased	Office facilities	Government Services

Columbia, Maryland	Leased	Office facilities	Government Services

Greenbelt, Maryland	Leased	Office facilities	Government Services

Huntsville, Alabama	Leased	Office facilities	Government Services

Houston, Texas	Leased	Office facilities	All

Monterrey, Nuevo Leon, Mexico	Leased	Office facilities	Hydrocarbons Services

Newark, Delaware	Leased	Office facilities	Hydrocarbons Services

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	Office facilities	All

Wiltshire, United Kingdom	Owned	Office facilities	Government Services

Al Khobar, Saudi Arabia	Leased	Office facilities	Hydrocarbons Services

Asia-Pacific:

South Brisbane, Australia	Leased	Office facilities	Hydrocarbons Services

Sydney, Australia	Leased	Office facilities	Hydrocarbons Services

Perth, Australia	Leased	Office facilities	Technology and Hydrocarbons Services

Haryana, India	Leased	Office facilities	Technology

Chennai, India	Leased	Office facilities	All

We also own or lease numerous small facilities that include sales offices and project offices throughout the world and lease office space in other buildings owned by unrelated parties. Our owned property is pledged to secure certain pension obligations in the U.K. and we believe all properties that we currently occupy are suitable for their intended use.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Notes 17 and 18 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “KBR.” The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange and dividends declared. In the fourth quarter of 2018, we declared a dividend of $0.08 per share on October 10, 2018.

	Common Stock Price Range		Dividends Declared Per Share
	High	Low
Fiscal Year 2018
First quarter ended March 31, 2018	$21.70	$14.40	$0.08
Second quarter ended June 30, 2018	$18.92	$15.53	$0.08
Third quarter ended September 30, 2018	$21.52	$17.46	$0.08
Fourth quarter ended December 31, 2018	$22.22	$13.90	$0.08
Fiscal Year 2017
First quarter ended March 31, 2017	$17.79	$13.41	$0.08
Second quarter ended June 30, 2017	$16.14	$13.36	$0.08
Third quarter ended September 30, 2017	$18.25	$14.61	$0.08
Fourth quarter ended December 31, 2017	$21.25	$17.07	$0.08
At January 31, 2019, there were 87 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2018, and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2018	917	$19.00	—	$160,236,157
November 1 - 30, 2018	1,993	$20.65	—	$160,236,157
December 1 - 31, 2018	56	$15.52	—	$160,236,157

(1)
The shares reported herein consist solely of shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. A total of 2,966 shares were acquired from employees during the three months ended December 31, 2018, at an average price of $20.04 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing

The chart below compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2018, with the cumulative total return on the Dow Jones Heavy Construction Industry Index and the Russell 1000 Index for the same period. The comparison assumes the investment of $100 on December 31, 2013 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
KBR	$100.00	$53.94	$54.86	$55.26	$66.97	$52.21
Dow Jones Heavy Construction	$100.00	$74.09	$65.12	$79.74	$83.33	$61.14
Russell 1000	$100.00	$111.06	$109.85	$120.51	$143.81	$134.35

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

	Years Ended December 31,
Dollars in millions, except per share amounts	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues (a)	$4,913	$4,171	$4,268	$5,096	$6,366
Gross profit (loss)	456	342	112	325	(65)
Equity in earnings of unconsolidated affiliates	81	72	91	149	163
Impairment of goodwill, asset impairments and restructuring charges (b)	—	(6)	(39)	(70)	(660)
Operating income (loss) (c)	470	266	28	310	(794)
Net income (loss) (d), (g)	310	442	(51)	226	(1,198)
Net income attributable to noncontrolling interests	(29)	(8)	(10)	(23)	(64)
Net income (loss) attributable to KBR (g)	281	434	(61)	203	(1,262)
Basic net income (loss) attributable to KBR per share	$1.99	$3.06	$(0.43)	$1.40	$(8.66)
Diluted net income (loss) attributable to KBR per share	$1.99	$3.06	$(0.43)	$1.40	$(8.66)
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data (as of the end of period):
Total assets (e)	$5,072	$3,674	$4,144	$3,412	$4,078
Long-term nonrecourse project-finance debt	17	28	34	51	63
Long-term debt	1,226	470	650	—	—
Total shareholders’ equity	$1,738	$1,221	$745	$1,052	$935

Other Financial Data (as of the end of period):
Backlog of unfulfilled orders (f)	$13,497	$10,570	$10,938	$12,333	$10,859

(a)	Includes revenues related to the acquisition of Aspire and SGT of $875 million for the year ended 2018.

(b)
Included in 2017, 2016 and 2015 are asset impairment and restructuring charges of $6 million, $39 million and $70 million, respectively. The 2014 balance includes a goodwill impairment charge of $446 million related to three of our previous reporting units, long-lived assets impairment charge of $171 million and restructuring charges of $43 million.

(c)
Includes gain on consolidation of Aspire entities of $108 million for the year ended 2018 and includes losses and gains on disposal of assets of $(2) million, $5 million, $7 million, $61 million, and $7 million for the years ended 2018, 2017, 2016, 2015, and 2014, respectively.

(d)
Included in 2014 is $421 million of tax expense primarily related to valuation allowance on U.S. federal, foreign and state net operating loss carryforwards, foreign tax credit carryforwards, other deferred tax assets and foreign tax expense.

(e)	The impact of adopting ASU 2015-17 resulted in a decrease in total assets of $121 million for the year ended 2014.

(f)
Prior to the second quarter of 2015, the amount included in backlog for long-term contracts associated with the U.K. government's PFIs was limited to five years. In the second quarter of 2015, we modified our backlog policy to record the estimated value of all work forecasted to be performed under these arrangements.

(g)
Net income and Net income attributable to KBR in the fourth quarter of 2017 were favorably impacted by a release of a valuation allowance of $223 million and an $18 million favorable impact related to the Tax Act. See Note 16 to our consolidated financial statements.

(h)
Effective January 1, 2018, we adopted ASC Topic 606. For all periods ending prior to January 1, 2018, revenues were recognized under the guidance of ASC Topic 605. See Note 1 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to provide our stockholders and other interested parties with information necessary to gain an understanding of our financial condition and disclose changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with Part I of this Annual Report on Form 10-K as well as the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K.
Overview

Our business is organized into three core and two non-core business segments supporting the government services and hydrocarbons markets as follows:

Core business segments

•	Government Services

•	Technology

•	Hydrocarbons Services

Non-core business segments

•	Non-strategic Business

•	Other

See additional information on our business segments in Notes 1 and 2 to our consolidated financial statements.

Business Environment and Trends

Our business portfolio includes full life-cycle professional services, project solutions and technologies delivered across two primary verticals, government and hydrocarbons, aligned with the following:

•	Early Project Advisory

•	Project Definition

•	Project Delivery

•	Operations & Maintenance

Our core business capabilities and offerings include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design service, highly specialized mission and logistics support solutions, process technologies and solutions, program management, construction, commissioning and startup services, and asset operations and maintenance services. We strive to deliver high quality solutions and services to support our clients' success today and to help them strengthen their strategic position for the future.

The global outlook for government services is favorable, with increased defense and space spending budgets driven in part by political instability, military conflicts, aging platforms and infrastructure, and the need for technology upgrades. We expect continued opportunities to provide enabling solutions and technologies to high impact, mission critical work. These opportunities continue to drive best value selections and customer confidence in the enterprise that we have built through our strategic acquisitions and organic growth. In September 2018, the U.S. Congress passed and the President signed an appropriations bill funding the U.S. DoD and other departments and agencies for the U.S. Government fiscal 2019, increasing funding levels for the U.S. DoD from the prior year. For the first time in many years, the U.S. DoD is operating under an approved budget for an entire year, which enhances our customers’ ability to make good business decisions and provides more clarity for upcoming procurements. In February 2019, Congress passed and the President signed fiscal 2019 appropriations for the remaining agencies including a 4% top line budget increase for NASA to $21.5 billion in 2019. This budget enables the continuation of NASA's programs and priorities, adds emphasis on accelerating the lunar human exploration timeline, and includes support of commercial lunar explorations. Internationally, the majority of our government services work is performed through private financed initiatives with the U.K. Ministry of Defence under long-term firm contracts. These contracts are expected to provide stable, predictable earnings and cash flow over the program life, with our largest PFI extending through 2041.

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

In the hydrocarbons sector, demand for our technologies, solutions and services is highly correlated to the level of capital and operating expenditures of our customers and prevailing market conditions. Significant volatility in commodity prices in recent years has resulted in many of our hydrocarbons customers taking steps to defer, suspend or terminate capital expenditures, resulting in delayed or reduced volumes of business across the sector. Recently, the combination of a growing global economy, technological development, and abundant sources of competitively priced feedstock are driving an increase in capital investment opportunities being evaluated and funded by our hydrocarbons customers. For example, we continue to see opportunities for midstream LNG expansion and greenfield projects to satisfy future LNG demand driven in large part by China's and Germany's environmental policies promoting a transition from coal to natural gas. Additionally, downstream projects such as petrochemicals, chemicals and fertilizers benefit from low feedstock prices and increasing global development and consumer demand. From conceptual development studies to project delivery and asset management services, we seek to collaborate with our customers to meet the demands of the growing global economy.

Overall, we believe we have a balanced portfolio of global professional services, program delivery and technologies across the government services and hydrocarbons markets. We believe our increased mix of recurring government services and hydrocarbons services offers stability and predictability that enables us to be selective and disciplined to pursue EPC projects across hydrocarbons markets.

Overview of Financial Results

Our operating income for the year ended December 31, 2018 was significantly improved from the year ended December 31, 2017, due to a combination of industry-leading organic growth across our government services and technology businesses as well as the completion of our strategic acquisitions in late 2017 and early 2018. For the year ended December 31, 2018, we achieved annual organic growth of 17% in our Government Services business and 11% for Technology. In Government Services, organic growth was underpinned by on-contract growth, take-away wins and new work awarded under attractive contracting vehicles that we own. Strong organic growth in Technology was attributable to increasing demand for our innovative solutions across the chemical, petrochemical and refining markets as well as increased bundling of technology licenses with ancillary services, proprietary equipment and catalyst. In addition, 2018 results were significantly impacted by our acquisitions, as described in Note 4 of our consolidated financial statements, which included SGT acquired in April 2018, Aspire subcontracting entities consolidated in mid-January 2018 and Sigma Bravo acquired in 4th quarter 2017. In our Hydrocarbons Services business, we experienced an overall increase in operating income. We continue to transform our contract mix, reducing our overall exposure to HS lump sum EPC risk, growing our global industrial services business by double digits, and increasing visibility and stability of our HS earnings streams. Similarly, we successfully added profitable backlog in 2018 to replace the work-off of certain legacy loss-making projects.

Consistent with our strategy to expand our government services footprint, KBRwyle achieved noticeable revenue synergy wins during the year, including a $500 million contract to provide personal services in human performance and behavioral health to the U.S. Special Operations Command to support its Preservation of the Force and Family mission, a contract award from LIG Nex1 to support the upgrade of the Korean military's Identify Friend or Foe capabilities, and a seat on the U.S. Army Information Technology Enterprise Solutions-3 Services Contract. Synergy wins reflect combining capabilities across legacy KBR business, including our commercial business, with capabilities from recent acquisitions to secure new work not otherwise available to KBR. Each of these synergy wins represents our ability to leverage our strong customer relationships with our portfolio of high impact, mission critical capabilities.

Revenues
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Revenues	$4,913	$4,171	$742	18%	$4,268	$(97)	(2)%

The increase in consolidated revenues in 2018 was primarily driven by strong organic growth within our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities and our acquisition of SGT (as discussed in Note 4 to our consolidated financial statements), and increased revenues due to our Technology segment. The increase was partially offset by decreased revenue in our HS segment caused by reduced activity and the completion or near completion of several projects in the U.S. and Canada, the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017, and decreased revenues in our Non-strategic Business Segment as we exit that business.

The decrease in consolidated revenues in 2017 was primarily driven by the completion or substantial completion of several projects within our HS and Non-strategic Business segments. These decreases were offset by an increase in revenues within our GS segment driven by an increase in revenues of $740 million associated with our ownership of Wyle and HTSI for all of 2017 and continued organic growth under existing U.S. government contracts.

Gross Profit
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Gross profit	$456	$342	$114	33%	$112	$230	205%

The increase in gross profit was primarily caused by strong organic growth in our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities as discussed in Note 4 to our consolidated financial statements, our acquisition of SGT, and increased gross profit from our Technology segment. These increases were partially offset by decreased gross profit in our HS segment due to reduced activity and the non-recurrence of $35 million in profit from the PEMEX settlement.

The increase in consolidated gross profit in 2017 was primarily due to additional gross profit of $48 million related to the Wyle and HTSI acquisitions in our GS segment that occurred in 2016, the favorable settlement of PEMEX litigation which resulted in $35 million of gross profit in our HS segment, the non-recurrence of unfavorable changes in estimates on HS projects and the non-recurrence of loss provisions related to a project in our Non-strategic Business segment. These increases were partially offset by the completion or near completion of projects discussed above and the non-recurrence of a $64 million favorable settlement on closeout of an LNG project in Africa during 2016.

Equity in Earnings of Unconsolidated Affiliates
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Equity in earnings of unconsolidated affiliates	$81	$72	$9	13%	$91	$(19)	(21)%

The increase in equity in earnings of unconsolidated affiliates in 2018 was primarily due to an increase in earnings from our Brown & Root Industrial Services and EPIC joint ventures and a project specific joint venture in Europe. These increases were partially offset by the consolidation of the Aspire Defence subcontracting entities which moved results to gross profit, decreased earnings on our Affinity joint venture, reduced activity from a joint venture in Mexico, and a decrease in earnings on the Ichthys LNG project due to an EAC increase associated with an extension of the estimated completion date to June 2019. See Note 8 to our consolidated financial statements for more information on the Ichthys LNG project.

The decrease in equity in earnings of unconsolidated affiliates in 2017 was primarily due to lower progress, resulting from increased reimbursable cost estimates on the Ichthys JV and lower service order activity on our offshore maintenance joint venture in Mexico within our HS business segment. These decreases were partially offset by increases due to an insurance settlement in a U.K. joint venture and ramp up of the contract within our Affinity joint venture associated with the UKMFTS project within our GS segment.

General and Administrative Expenses
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
General and administrative expenses	$(166)	$(147)	$19	13%	$(133)	$14	11%

The increase in G&A expenses in 2018 was primarily due to $11 million of G&A expenses related to SGT which was acquired in early 2018 and increased expense associated with the organic growth in our GS business segment. G&A expenses in 2018 included $97 million related to corporate activities and $69 million related to business segments.

The increase in general and administrative expenses in 2017 was primarily due to an increase in costs of $9 million related to owning Wyle and HTSI for a full year in 2017 as opposed to only a portion of 2016 and increases in various other corporate expenses, partially offset by $10 million of acquisition related costs for Wyle and HTSI that did not recur in 2017, and acquisition costs that were incurred in Technology during 2016 that did not recur in 2017. General and administrative expenses in 2017 included $94 million related to corporate activities and $53 million related to the business segments.

Acquisition and Integration Related Costs
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Acquisition and integration related costs	$(7)	$—	$7	n/m	$(10)	$(10)	(100)%

The increase in acquisition and integration related costs was primarily due to $5 million of incremental costs related to the acquisition of SGT and approximately $2 million related to the consolidation of the Aspire Defence subcontracting entities.

Impairment and Restructuring Charges
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Asset impairment and restructuring charges	$—	$(6)	$(6)	n/m	$(39)	$(33)	(85)%

Asset impairment and restructuring charges in 2017 primarily reflects a lease termination fee incurred for an office lease in Houston, Texas within our HS business segment.

Asset impairment and restructuring charges in 2016 included $21 million in charges associated with impairments of leasehold improvements and lease terminations within our HS and Other business segments. Additionally, we recognized $18 million of additional severance costs associated with workforce reduction efforts during the year primarily within our HS business segment.

See Notes 12 to our consolidated financial statements for further discussion on asset impairment and restructuring charges.

(Loss) Gain on Disposition of Assets
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
(Loss) gain on disposition of assets	$(2)	$5	$(7)	(140)%	$7	$(2)	(29)%

The loss on disposition of assets in 2018 primarily reflects the loss on sale of one of our unconsolidated affiliates within the HS Business segment.

The gain on disposition of assets in 2017 primarily reflects the settlement related to a terminated lease in Canada within our HS Business segment.

The gain on disposition of assets in 2016 primarily reflects working capital adjustments in the first quarter of 2016 associated with the sale of our Infrastructure Americas business within our Non-strategic Business segment.

Gain on Consolidation of Aspire entities
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Gain on consolidation of Aspire entities	$108	$—	$108	n/m	$—	$—	n/m

The $108 million gain on consolidation of Aspire entities was recognized upon the consolidation of the Aspire Defence subcontracting entities. See Note 4 to our consolidated financial statements for additional information.

Interest Expense
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Interest expense	$(66)	$(21)	$45	214%	$(13)	$8	62%

The increase in interest expense in 2018 compared to 2017 was primarily due to increased borrowings as a result of the SGT and Aspire acquisitions discussed in Note 4 and increased capital investments in the JKC joint venture discussed in Note 13 to our consolidated financial statements. Additionally, the weighted-average interest rate on our borrowings increased as a result of the refinancing of our Senior Credit Facility as discussed in Note 15 to our consolidated financial statements.

The increase in interest expense in 2017 compared to 2016 was primarily due to additional interest expense of $9 million related to the increased weighted-average outstanding borrowings under our Credit Agreement in 2017 attributed to the acquisitions made in 2016.

Other Non-operating (Loss) Income
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Other non-operating (loss) income	$(6)	$4	$(10)	(250)%	$18	$(14)	(78)%

Other non-operating (loss) income includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in other non-operating (loss) income from 2017 to 2018 was primarily due to an increase in foreign exchange losses partially offset by an increase in other non-operating income related to interest income associated with the cash balances held by the Aspire Defence subcontracting entities. See Note 4 to our consolidated financial statements for discussion of the Aspire Defence project.

The decrease in other non-operating income in 2017 compared to 2016 was primarily due to $10 million of foreign exchange losses in 2017 compared to $14 million of foreign exchange gains in 2016. This decrease was partially offset by a $14 million gain related to a settlement in 2017 with our former parent which reduced our amount owed to them.

Provision for Income Taxes
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Income before provision for income taxes	$398	$249	$149	60%	$33	$216	655%
(Provision) benefit for income taxes	$(88)	$193	$281	146%	$(84)	$(277)	(330)%

The 2018 period provision for income taxes is higher than the 2017 period primarily due to the valuation allowance release of $223 million on our U.S. deferred tax assets in 2017 as discussed further below as well as higher income before provision for income taxes in 2018.  Additionally, we recognized a gain of approximately $108 million in 2018 as a result of obtaining control of the Aspire Defence project subcontracting joint ventures. See Note 16 to our consolidated financial statements for further discussion on income taxes.

Benefit for income taxes in 2017 reflects a valuation allowance release of $223 million on our U.S. deferred tax assets as a result of our reassessment of the valuation allowance required upon achieving cumulative pretax income during the quarter ending December 31, 2017. Additionally, in 2017 we recognized a net discrete tax benefit of $18 million for the corporate rate reduction on our U.S. indefinite-lived intangible deferred tax liability due to the enactment of comprehensive tax legislation in the U.S. commonly referred to as the Tax Act. Provision for income taxes in 2017 and 2016 consists of $31 million and $87 million, respectively, on our foreign earnings. The provision for income taxes in 2016 consisted primarily of $87 million on our foreign earnings and was impacted by $343 million of project losses in the U.S. for which we recognized no tax benefit, which did not reoccur in 2017.

A reconciliation of our effective tax rates for 2018, 2017 and 2016 to the U.S. statutory federal rate and further information on the effects of the Tax Act is presented in Note 16 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018	2017	$	%	2016	$	%
Net income attributable to noncontrolling interests	(29)	(8)	21	263%	$(10)	$(2)	(20)%

The increase in net income attributable to noncontrolling interests in 2018 compared to 2017 was primarily caused by the recognition of variable consideration associated with the successful completion and performance testing of a major HS project in Australia, executed by a consolidated joint venture.

The decrease in net income attributable to noncontrolling interests in 2017 compared to 2016 was due to reduced joint venture earnings resulting from lower activity on our major LNG project in Australia in our HS business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
				2018 vs. 2017			2017 vs. 2016
Dollars in millions	2018		2017	$	%	2016	$	%
Revenues
Government Services	$3,457		$2,193	$1,264	58%	$1,359	$834	61%
Technology	297		269	28	10%	309	(40)	(13)%
Hydrocarbons Services	1,157		1,671	(514)	(31)%	2,390	(719)	(30)%
Subtotal	$4,911	—	$4,133	$778	19%	$4,058	$75	2%
Non-strategic Business	2	—	38	(36)	(95)%	210	(172)	(82)%
Total	$4,913		$4,171	$742	18%	$4,268	$(97)	(2)%

Gross profit (loss)
Government Services	$280		$155	$125	81%	$137	$18	13%
Technology	85		76	9	12%	80	(4)	(5)%
Hydrocarbons Services	99		111	(12)	(11)%	—	111	n/m
Subtotal	$464		$342	$122	36%	$217	$125	58%
Non-strategic Business	(8)		—	(8)	n/m	(105)	105	(100)%
Total	$456		$342	$114	33%	$112	$230	205%

Equity in earnings of unconsolidated affiliates
Government Services	$32		$43	$(11)	(26)%	$39	$4	10%
Technology	—		—	—	n/m	—	—	n/m
Hydrocarbons Services	49		29	20	69%	52	(23)	(44)%
Subtotal	$81		$72	$9	13%	$91	$(19)	(21)%
Non-strategic Business	—		—	—	n/m	—	—	n/m
Total	$81		$72	$9	13%	$91	$(19)	(21)%

Total general and administrative expense	$(166)		$(147)	$19	13%	$(133)	$14	11%

Acquisition and integration related costs	(7)		—	7	n/m	$(10)	$(10)	(100)%

Asset impairment and restructuring charges	$—		$(6)	$(6)	n/m	$(39)	$(33)	(85)%

(Loss) Gain on disposition of assets	$(2)		$5	$(7)	(140)%	$7	$(2)	(29)%

Gain on consolidation of Aspire entities	$108		$—	$108	n/m	$—	$—	n/m

Total operating income (loss)	$470		$266	$204	77%	$28	$238	850%

n/m - not meaningful

Government Services

GS revenues increased by $1.3 billion, or 58%, to $3.5 billion in 2018, compared to $2.2 billion in 2017. This increase was primarily due to strong organic growth in our logistics and engineering services business, an additional $533 million of revenues from the consolidation of the Aspire Defence subcontracting entities, and an additional $342 million of revenues from the acquisition of SGT. See Note 4 to our consolidated financial statements for more information on the consolidation of the Aspire Defence subcontracting entities and the acquisition of SGT.

GS gross profit increased by $125 million, or 81%, to $280 million in 2018, compared to $155 million in 2017. This increase was primarily due to $61 million of gross profit from the consolidation of the Aspire Defence subcontracting entities, $31 million of gross profit from the acquisition of SGT, increases from organic revenue growth in our logistics and engineering services business areas, and one-time favorable settlements on legacy CONCAP and LogCAP III matters which contributed $11 million to gross profit.

GS equity in earnings in unconsolidated affiliates decreased by $11 million, or 26%, to $32 million in 2018, compared to $43 million in 2017. This decrease was primarily due to the consolidation of the Aspire Defence subcontracting entities.

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

GS equity in earnings in unconsolidated affiliates increased by $4 million, or 10%, to $43 million in 2017 compared to $39 million in 2016. This increase was primarily due to an insurance settlement in a U.K. joint venture, ramp up of the contract within our Affinity joint venture associated with the UKMFTS project and a favorable prior period adjustment on the UKMFTS joint venture (see Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion), offset by a loss on our Aspire Defence joint venture due to an impairment of a shareholder loan receivable from our joint venture partner, Carillion plc, as a result of their insolvency (see Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion regarding Carillion's insolvency).

Technology

Technology revenues increased by $28 million, or 10%, to $297 million in 2018 compared to $269 million in 2017, primarily due to an increase in volume within the petrochemicals, syngas, and refining product lines.

Technology gross profit increased by $9 million, or 12%, to $85 million in 2018 compared to $76 million in 2017, primarily due to mix and volume of projects.

Technology revenues decreased by $40 million, or 13%, to $269 million in 2017 compared to $309 million in 2016, primarily due to a $69 million decrease in proprietary equipment sales due to timing of project activity, partially offset by an increase in catalyst revenues.

Technology gross profit decreased by $4 million, or 5%, to $76 million in 2017 compared to $80 million in 2016, primarily due to the impact of reduced proprietary equipment sales.

Hydrocarbons Services

HS revenues decreased by $514 million, or 31%, to $1.2 billion in 2018, compared to $1.7 billion in 2017. This decrease was primarily due to reduced activity and the completion or near completion of several projects in the U.S. and Canada, and the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017. These decreases were partially offset by new wins and growth on existing projects and the recognition of variable consideration associated with the successful completion and performance testing of a major Hydrocarbons Services project.

HS gross profit decreased by $12 million, or 11% to $99 million in 2018, compared to $111 million in 2017. This decrease was primarily due to the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017 and projects completing or nearing completion and the under recovery of resources. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major HS project and a one-time favorable settlement on an ammonia/urea plant in the U.S.

HS equity in earnings in unconsolidated affiliates increased by $20 million, or 69%, to $49 million in 2018, compared to $29 million in 2017. This increase was primarily due to an increase in earnings provided by a JV in Europe, increased earnings from the Brown & Root Industrial Services and EPIC joint ventures. These increases were partially offset by decreased activity on a joint venture in Mexico and a decrease in earnings on the Ichthys LNG project due to an EAC increase and schedule prolongation. See Note 8 to our consolidated financial statements for more information on the Ichthys LNG project.

HS revenues decreased by $719 million, or 30%, to $1.7 billion in 2017 compared to $2.4 billion in 2016. This decrease was primarily due to a decrease in revenues of $798 million from reduced activity and the completion or near completion of several projects in Australia, U.S. and Europe, lower activity and progress on an LNG project in Australia, as well as a favorable change in estimate as a result of reaching a settlement on close out of an LNG project in Africa in 2016 that did not recur in 2017. These decreases were partially offset by continued growth on a construction project in Canada and $35 million in revenues related to the favorable PEMEX settlement.

HS gross profit increased by $111 million to $111 million in 2017 compared to $0 million in 2016. This increase was primarily due to the favorable settlement with PEMEX for $35 million as well as the non-recurrence of unfavorable changes in estimates of $114 million and $112 million on an EPC ammonia project and a downstream EPC project in the U.S. that occurred in 2016. The increase in gross profit was partially offset by the completion or near completion of projects discussed above and the non-recurrence of the $64 million settlement on closeout of an LNG project in Africa during 2016.

HS equity in earnings in unconsolidated affiliates decreased by $23 million, or 44%, to $29 million in 2017 compared to $52 million in 2016. The decrease was primarily due to increased reimbursable cost estimates on the Ichthys LNG project, resulting in lower progress, and lower service order activity on our offshore maintenance joint venture in Mexico. These decreases were partially offset by increased earnings on our industrial services joint ventures in the Americas and an oil and gas venture in Europe moving from the engineering phase to full-scale production phase in 2017. See Notes 8 and 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on the Ichthys JV.

Non-strategic Business

Non-strategic Business segment revenues decreased by $36 million, or 95%, to $2 million in 2018 compared to $38 million in 2017. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business segment incurred a gross loss of $8 million in 2018 compared, to a gross loss of $0 million in 2017. This change was primarily due to the settlement of a legacy legal matter during the year ended 2018.

Non-strategic Business segment revenues decreased by $172 million, or 82%, to $38 million in 2017 compared to $210 million in 2016. This decrease was due to completion or near completion of two power projects as we exit that business.

Non-strategic Business segment gross profit increased by $105 million to a gross profit of $0 million in 2017 compared to a gross loss of $105 million in 2016. This increase was primarily due to completion of the projects discussed above as well as the recording of loss provisions associated with poor subcontractor productivity, resulting in schedule delays and changes in the project execution strategy on a power project in 2016 that did not recur in 2017.

Changes in Project-related Estimates

With a portfolio of more than one thousand contracts, we generally realize both lower and higher than expected margins on projects in any given period due to judgments and estimates inherent in revenue recognition for our contracts. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. See Note 1 to our consolidated financial statements for additional information related to changes in project-related estimates. Information discussed therein is incorporated by reference into this Part II, Item 7.

During 2016, 2017 and 2018, we have recorded contract price adjustments and subcontractor claim recoveries in the estimates of revenues and costs at completion on the Ichthys LNG project which we believe we are legally entitled to but our client or our subcontractors have disputed. See Note 8 for additional information related to the unapproved change orders and claims related to the Ichthys project. Information discussed therein is incorporated by reference into this Part II, Item 7.

Acquisitions, Dispositions and Other Transactions

Information relating to various acquisitions, dispositions and other transactions is described in Notes 4, 11 and 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.0 billion at December 31, 2018 and $7.2 billion at December 31, 2017. We consolidate joint ventures which are majority-owned and controlled or are VIEs in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $5.3 billion at December 31, 2018 and $125 million at December 31, 2017. Our proportionate share of backlog related to the Aspire Defence subcontracting entities was included in backlog for projects related to unconsolidated joint ventures at December 31, 2017. As a result of obtaining control of these entities in January 2018, 100% of the backlog related to the Aspire Defence subcontracting entities is included as backlog related to consolidated joint ventures.

The following table summarizes our backlog by business segment for the years ended December 31, 2018 and December 31, 2017, respectively:

Dollars in millions	December 31, 2018	December 31, 2017
Government Services	$11,005	$8,355
Technology	594	387
Hydrocarbons Services	1,896	1,822
Subtotal	13,495	10,564
Non-strategic Business	2	6
Total backlog	$13,497	$10,570

Backlog in our Government Services business segment at December 31, 2018 was $11.0 billion, an increase of $2.7 billion when compared to backlog of $8.4 billion at December 31, 2017. The increase was primarily due to including 100% of backlog associated with the consolidation of the Aspire Defence subcontracting entities as of December 31, 2018, as compared to our 50% proportionate share of backlog for these entities as of December 31, 2017, additional backlog resulting from the acquisition of SGT, and new awards, partially offset by workoff.

The difference between backlog of $13.5 billion and the remaining performance obligation as defined by ASC 606 of $9.8 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our consolidated financial statements for discussion of the remaining performance obligations.

We estimate that as of December 31, 2018, 33% of our backlog will be executed within one year. Of this amount, 83% will be recognized in revenues on our consolidated statement of operations and 17% will be recorded by our unconsolidated joint ventures. As of December 31, 2018, $79 million of our backlog relates to active contracts that are in a loss position.

As of December 31, 2018, 10% of our backlog was attributable to fixed-price contracts, 56% was attributable to PFIs and 34% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 31, 2018, $9.5 billion of our GS backlog was currently funded by our customers.

As of December 31, 2018, we had approximately $3.7 billion of priced but unexercised option periods for U.S. government contracts that are not included in the backlog amounts presented above.

Liquidity and Capital Resources

Hydrocarbons services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $500 million PLOC or our $500 million Revolver under our new Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Senior Credit Facility and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations and current backlog for the next 12 months.
Cash generated from operations and the Senior Credit Facility are our primary sources of liquidity. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our hydrocarbons services projects.  Certain projects may receive cash in the early phases of our larger hydrocarbons services fixed-price projects, technology projects, and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers. We believe that existing cash balances, internally generated cash flows and availability under our Senior Credit Facility are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.
Cash and equivalents totaled $739 million at December 31, 2018 and $439 million at December 31, 2017 and consisted of the following:

	December 31,
Dollars in millions	2018	2017
Domestic U.S. cash	$211	$184
International cash	210	194
Joint venture and Aspire project cash	318	61
Total	$739	$439

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are now generally free of U.S. tax but may incur withholding and/or state taxes. We still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of December 31, 2018, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

Joint venture cash and Aspire Defence project cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. These amounts are limited to those entities' activities and are not readily available for general corporate purposes; however, portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

As of December 31, 2018, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Years ended December 31,
Dollars in millions	2018	2017	2016
Cash flows provided by operating activities	$165	$193	$61
Cash flows used in investing activities	(491)	(12)	(981)
Cash flows provided by (used in) financing activities	654	(290)	584
Effect of exchange rate changes on cash	(28)	12	(11)
Increase (decrease) in cash and equivalents	$300	$(97)	$(347)

Operating Activities. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of hydrocarbon services projects. Working capital requirements also vary by project depending on the type of client and location throughout the world. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then decline to equal project earnings at the end of the construction phase. As a result, our cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities These components are impacted by the size and changes in the mix of our cost reimbursable versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Cash provided by operations totaled $165 million in 2018 as compared to net income of $310 million. The difference primarily results from the non-cash gain on consolidation of Aspire Defence subcontracting entities of $108 million and net unfavorable changes of $126 million in working capital balances for projects as discussed below. In addition, we received distribution of earnings from our unconsolidated affiliates of $75 million and contributed $41 million to our pension funds in 2018.

•
Accounts receivable is impacted by timing and collections on billings to our customers. The $203 million unfavorable cash flow impact related to accounts receivable was primarily related to increases in accounts receivable in our GS U.S. operations and increases in accounts receivable in the consolidated Aspire Defence subcontracting entities, since the date we obtained control. These increases are largely attributable to growth in our business and the transition associated with our recent acquisitions and system implementations. We generally expect these increases to reverse over time.

•
Contract assets are driven by project execution activities and generally relate to projects where revenue recognized exceeds the amount billed to the customer and our right to payment is not unconditional. The $25 million favorable cash flow impact related to contract assets was primarily related to increases in contract assets related to various projects in our Technology and GS business segments, partially offset by decreases in contract assets in our HS business segment.

•
Accounts payable is impacted by the timing of receipts of invoices from our vendors and subcontractors and payments on these invoices. The $112 million favorable cash flow impact related to accounts payable was primarily related to an increase in accounts payable related to the consolidated Aspire Defence subcontracting entities subsequent to the date we obtained control and growth in our business on various other U.S. government projects. This increase was partially offset by decreases in accounts payable related to our HS and Technology business segments.

•
Contract liabilities are generally associated with our fixed price projects, which we try to structure to be cash positive, and are impacted by the timing of billing for achievement of milestones and payments received from our customers in advance of incurring project costs. The $60 million unfavorable cash flow impact related to contract liabilities was primarily related to workoff on projects nearing completion within our HS business segment and partially offset with various projects in our GS business segment.

Cash provided by operations totaled $193 million in 2017, primarily resulting from favorable net changes of $141 million in working capital balances for projects as discussed below:

•
The decrease in accounts receivable in 2017 was primarily due to collections from customers on several large EPC projects within our HS business segment. These decreases were partially offset by increases in accounts receivable on various projects in our Technology business segment due to new awards and revenue increases at the end of the year.

•
Our contract assets were impacted by the timing of billings to our customers and are generally related to our cost reimbursable projects where we bill as we incur project costs. In 2017, contract assets decreased in our HS business segment and was partially offset by an increase in our GS and Technology business segments.

•	Claims receivable decreased in 2017 due to the billing and collection of the outstanding claims receivable associated with the PEMEX litigation settlement.

•
The decrease in accounts payable in 2017 was primarily due to the completion of projects in our Non-strategic Business segment and HS business segments as well as the timing of goods and services received and payments within the normal course of business.

•
The decrease in contract liabilities is due primarily to progress associated with two EPC ammonia projects in the U.S. in our HS business segment and the completion of projects in our Non-strategic Business segment, partially offset by increases from various projects in our GS business segment.

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

Cash provided by operations totaled $61 million in 2016, primarily resulting from favorable net changes of $156 million in working capital balances for projects which were partially offset by a decrease in cash resulting from a net loss in 2016 as well as cash used in the items specified below:

•
The decrease in accounts receivable in 2016 was primarily due to collections from customers on three large EPC projects within our HS business segment as well as collections of retainage and trade receivables associated with the substantial completion of a power project within our Non-strategic Business segment. We also increased collections from customers on various projects in our Technology business segment. These decreases in accounts receivable were partially offset by increased billings on various Wyle and KTS projects and the expansion of existing U.S. government and other contracts within our GS business segment in 2016.

•
Our contract assets were impacted by the timing of billings to our customers and are generally related to our cost reimbursable projects where we bill as we incur project costs. In 2016, contract assets decreased in our Technology and HS business segments and were partially offset by the expansion of existing U.S. government and other projects in our GS business.

•
The increase in accounts payable in 2016 was primarily due to a U.S. government project and other projects from the Wyle and KTS acquired within our GS business segment as well as the timing of invoicing and payments within the normal course of business.

•
The increase in contract liabilities was primarily associated with two EPC ammonia projects in the U.S. in our HS business segment partially offset by decreases from various projects in our Technology business segment and a power project in our Non-strategic Business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $56 million and contributed $41 million to our pension funds in 2016.
Investing activities. Cash used in investing activities totaled $491 million in 2018 and was primarily due to the acquisition of SGT and investment contributions to JKC, partially offset by the incremental cash resulting from the consolidation of the Aspire entities.

Cash used in investing activities totaled $12 million in 2017 and was primarily due to the purchases of property, plant and equipment as well as the acquisition of Sigma Bravo within our GS business segment.

Cash used in investing activities totaled $981 million in 2016 and was primarily due to the $911 million used in the acquisitions of Wyle and HTSI within our GS business segment and the acquisition of the three technology companies in our Technology business segment. We also invested an additional $56 million in the Brown & Root Industrial Services joint venture in North America within our HS business segment for its acquisition of a turnaround and specialty welding company.

Financing activities. Cash provided by financing activities totaled $654 million in 2018 and primarily includes $1,075 million in borrowings on Term Loans A and B, $350 million from issuance of Convertible Notes, $250 million from borrowings from revolving credit agreement and $22 million from proceeds from sale of warrants. These sources of cash were partially offset by $820 million of payments on borrowings, $62 million in purchase of note hedges, $57 million in debt issuance costs, $56 million to acquire the noncontrolling interest in the Aspire Defence subcontracting entities and the remaining 25% noncontrolling interest in one of our other joint ventures and $44 million for dividend payments to shareholders of our common stock. See Note 15 to our consolidated financial statements for further discussion of debt and credit facilities.

Cash used in financing activities totaled $290 million in 2017 primarily due to the reduction of borrowings of $180 million, payments to reacquire common stock of $53 million and dividend payments to shareholders of our common stock of $45 million.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 8 to our consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts. JKC continues to incur certain ongoing site services and close-out costs which it believes are reimbursable under the terms of the Ichthys LNG contract for which the client continues to with-hold payment. We have funded and expect to continue funding JKC for our proportionate share of the capital requirements in the future until these matters are resolved.

In addition, JKC is incurring substantial costs to complete the power plant under the fixed price portion of the Ichthys LNG contract. JKC believes these costs are recoverable from the Consortium who abandoned their contractual obligation to complete the power plant as the original subcontractor. We have initiated arbitrations and other legal proceedings to recover these costs which may take several years to resolve. As a result, we have funded and expect to continue funding JKC for our proportionate share of the capital requirements to complete the power plant as these legal proceedings progress.

During 2018, we made investment contributions to JKC of approximately $344 million to fund our proportionate share of the ongoing project execution activities. Our projected total investment contributions to complete the project, estimated to occur in the second quarter of 2019, is approximately $500 million, thus leaving approximately $156 million to fund in 2019. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. To the extent our joint venture partners are unable to complete their obligations, we may be required to fund incremental amounts above our 30% ownership interest. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

As of December 31, 2018, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We have recognized on our balance sheet a funding deficit of $250 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the year ended December 31, 2018 were $41 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. We anticipate finalizing a new funding agreement with the trustees of the U.K. pension in 2019. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Accounts Receivable Factoring Arrangement. In 2018, we entered into a factoring agreement to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivable to the purchaser. Our factoring agreement does not allow for recourse in the event of uncollectibility, and we do not retain any controlling interest in the underlying accounts receivable once sold. We derecognized $14 million of accounts receivable as of December 31, 2018 under this factoring agreement. Thee fees associated with sale of receivables under this agreement were not material in 2018.

Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Convertible Senior Notes:

On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes"). The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year, beginning on May 1, 2019. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. The Indenture includes customary terms and covenants, including certain events of default after which the Convertible Notes may be due and payable immediately. See Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Information relating to our Convertible Senior Notes is described in Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various agreements providing performance guarantees to customers on behalf of certain unconsolidated and consolidated joint ventures.  These agreements are entered into primarily to support the project execution commitments of these entities.  Depending on the specific project joint venture, these performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete.  If costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, joint venture partners, subcontractors or vendors for claims. In our joint venture arrangements, typically each joint venture partner indemnifies the other party for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships. Other than discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate the company to make payment in the event of a default by the borrower.  These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation.

Letters of credit, surety bonds and guarantees. Information relating to our nonrecourse project debt is described in Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Commitments and other contractual obligations

The following table summarizes our significant contractual obligations and other long-term liabilities as of December 31, 2018:

	Payments Due
Dollars in millions	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases (a)	$76	$48	$39	$32	$29	$143	$367
Purchase obligations (b)	50	18	11	12	11	2	104
Pension funding obligation (c)	39	36	36	36	36	178	361
Long term debt	22	25	23	22	488	756	1,336
Interest (d)	74	73	71	69	59	63	409
Nonrecourse project finance debt	10	11	5	1	—	—	27
Total (e)	$271	$211	$185	$172	$623	$1,142	$2,604

(a)	Amounts presented are net of subleases.

(b)
In the ordinary course of business, we enter into commitments for the purchase software, materials, supplies and similar items. The purchase obligations can span several years depending on the duration of the projects. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support existing contracting arrangements with our customers. We expect to recover such obligations from our customers.

(c)
Included in our pension funding obligations are payments related to our agreement with the trustees of our international plan. The agreement calls for minimum annual contributions of £28 million in 2016 through 2028. The foreign funding obligations were converted to U.S. dollars using the conversion rate as of December 31, 2018. KBR, Inc. has provided a guarantee for up to £95 million in support of Kellogg Brown & Root (U.K.) Limited's obligation to make payments to the plan in respect of its liability under the U.K. Pensions Act 1995.

(d)
Determined based on long-term debt outstanding at the end of 2018 using the interest rates in effect for the individual borrowings as of December 31, 2018, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts do not include the amortization of discounts or debt issuance costs.

(e)
Not included in the total are uncertain tax positions recorded pursuant to FASB ASC 740 - Income Taxes, which totaled $90 million as of December 31, 2018. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance and have been excluded from the table above. See Note 16 to our consolidated financial statements for further discussion on income taxes.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 13 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 24 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 17 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 17 and 18 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the determination of financial positions, cash flows, results of operations and related disclosures. Our accounting policies are described in Note 1 to our consolidated financial statements. Our critical accounting policies are described below to provide a better understanding of our estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant accounting estimates are important to the representation of our financial position and results of operations and involve our most difficult, subjective or complex judgments. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances through the date of the issuance of our financial statements.

Contract Revenue. We adopted ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018. Accordingly, we revised our accounting policy on revenue recognition from the policy provided in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2017. Our revised accounting policy on revenue recognition is provided in Note 1 to our consolidated financial statements for the year ended December 31, 2018.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts primarily because we provide a significant service of integrating a complex set of tasks and components into a single project or capability. Contracts that cover multiple phases of the product lifecycle (development, construction and maintenance & support) are typically considered to have multiple performance obligations even when they are part of a single contract.

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

Contract revenue from substantially all of our engineering and construction contracts and most of our services contracts is recognized over time using the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, we recognized revenue when services are performed and contractually billable.

The percentage-of-completion method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as weather, potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future cost as outlined in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings. Changes in total estimated contract costs and losses, if any, are recognized on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate.

Our contracts are often modified for changes in contract specifications and requirements. Judgment is required to determine if such modifications result in goods or services that are distinct from the existing contract. For engineering and construction contracts, most contract modifications are for goods and services that are not distinct due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract on a cumulative catch-up basis. We account for contract modifications prospectively when it results in the promise to deliver additional goods and services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties. Other contract provisions also give rise to variable consideration such as claims and unpriced change orders that may either increase or decrease the transaction price. We estimate the amount of variable consideration at the most likely amount we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred. We recognize claims against vendors, subcontractors and others as a reduction in recognized costs when enforceability is established by the contract and the amounts are reasonably estimates and probable of recovery. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or actual costs incurred. As of December 31, 2018 and 2017, we had recorded $973 million and $924 million, respectively, of claim revenue and subcontractor recoveries for costs incurred to date and such costs are included in the contract cost estimates. See Note 8 to our consolidated financial statements for our discussion on unapproved change orders and claims.

Purchase Price Allocation. We allocate the purchase price of an acquired business to the identifiable assets and liabilities of the acquiree based on estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset and are developed using widely accepted valuation techniques such as discounted cash flows. When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill. Our October 1, 2018 annual impairment test for goodwill was a quantitative analysis using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. A reporting unit is defined as an operating segment or one level below the operating segment. The fair values of reporting units were determined using a combination of two methods, one utilizing market revenue and earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach).

Under the market approach, we estimate fair value by applying earnings and revenue market multiples ranging from 8.35 to 13.08 times earnings and 0.47 to 2.01 times revenue. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we use estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Future revenues are also adjusted to match changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach ranged from 10.5% to 12.4%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings and revenue multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

The fair value for a reporting unit in our GS business segment with goodwill of $899 million, exceeded its carrying value by 31% based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. If future variances for these assumptions are negative and significant, the fair value of this reporting unit may not substantially exceed its carrying value in future periods.

Deferred Taxes, Valuation Allowances, and Tax Contingencies. As discussed in Note 16 to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized.  We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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

In the fourth quarter of 2017, we achieved twelve quarters of cumulative U.S. taxable income which is inclusive of income generated in various countries within branches of our U.S. subsidiaries.  Income (loss) related to the U.S. branches totaled $96 million, $163 million and ($72) million for the fiscal years 2018, 2017 and 2016, respectively, and is included in the foreign component of income in Note 16 to our consolidated financial statements.  We weighted this positive evidence heavily in our analysis to overcome the previously existing negative evidence of our twelve quarter cumulative loss position.

We concluded that future taxable income and the reversal of deferred tax liabilities excluding those associated with indefinite-lived intangible assets were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets.  The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse in fiscal year 2019 through fiscal year 2028.  We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

As a result of these analyses and considerations, we reversed approximately $223 million of our valuation allowance on federal deferred tax assets as of December 31, 2017, $152 million of which related to foreign tax credit carryforwards, and $71 million of which related to other net deferred tax assets.  We did not release all of the valuation allowance as of December 31, 2017 because certain foreign tax credit carry forwards are projected to expire unused. During the year ended December 31, 2018, we further refined our provisional estimates related to the Deemed Repatriation Transition Tax, as well as the impact of additional guidance related to the Tax Act and our estimates of future taxable income. As a result, we further reduced our valuation allowance for deferred tax assets by $17 million primarily related to foreign tax credit carryforwards.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $753 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $374 million.  While our current projections of taxable income exceed these amounts, changes in our forecasted ability to achieve taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.

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

Legal, Investigation and Other Contingent Matters. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed our recorded liability by a material amount or if the loss is not reasonably estimable but is expected to be material to our financial statements. Generally, our estimates related to these matters are developed in consultation with internal and external legal counsel. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying assumptions and a range of possible outcomes. When possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings. If the actual settlement costs, final judgments or fines, differ from our estimates after appeals, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified. All legal expenses associated with these matters are expensed as incurred. See Notes 17 and 18 to our consolidated financial statements for further discussion of our significant legal, investigation and other contingent matters.

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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 3.98% at December 31, 2018 from 3.33% at December 31, 2017. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 96% of all plans,increased to 2.90% at December 31, 2018 from 2.50% at December 31, 2017. Our expected long-term rates of return on plan assets utilized at the measurement date remained the same at 6.01% and 6.01% for our U.S. pension plans and decreased to 5.20% from 5.40% for our U.K. pension plans, for the years ended December 31, 2018 and 2017, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2019		Pension Benefit Obligation at December 31, 2018
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	—	1	2	75
25-basis-point increase in discount rate	—	(1)	(2)	(71)
25-basis-point decrease in expected long-term rate of return	—	4	N/A	N/A
25-basis-point increase in expected long-term rate of return	—	(4)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 25 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive loss at December 31, 2018 was $805 million, of which $18 million is expected to be recognized as a component of our expected 2019 pension expense compared to $28 million in 2018.

In October 2018, a U.K. High Court issued a ruling requiring U.K. defined benefit pension plans to provide equal pension benefits to males and females for guaranteed minimum pensions where plan participants accrued benefits during the period from May 1990 to April 1997. We have accounted for the change in law as a retroactive plan amendment resulting in an estimated $20 million increase to prior service cost in "Other comprehensive income" for the year ended December 31, 2018 and a $20 million increase to the projected benefit obligation of our U.K. pension plan as of December 31, 2018. The prior service cost will be amortized out of AOCI as a component of net periodic benefit cost over the remaining life expectancy of the plan participants.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations, or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension expense and expected return on plan assets are discussed in Note 14 in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Discussion about Market Risk

Cash and equivalents are deposited with major banks throughout the world. We invest excess cash and equivalents in short-term securities, primarily time deposits and money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and equivalents.

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to engineering and construction contracts. We attempt to limit exposure to foreign currency fluctuations in most of these contracts through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net loss of $9 million and $11 million and a net gain of $20 million related to the impact of our hedging activities associated with our operating exposures in "Other non-operating income" on our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the revolving credit facility and term loan borrowings under our Senior Credit Facility. We had no borrowings outstanding under the revolving credit facility and $986 million under the term loan portions of our Senior Credit Facility as of December 31, 2018.   Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 15 to our consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount.  On October 10, 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in October 2022. The swap agreements were designated as a cash flow hedge at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $12 million as of December 31, 2018.

At December 31, 2018, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $486 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the year ended December 31, 2018 was 5.08%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of December 31, 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018.
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
/s/ KPMG LLP

We have served as the Company’s auditor since 2005.
Houston, Texas
February 26, 2019

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2018	2017	2016

Revenues	$4,913	$4,171	$4,268
Cost of revenues	(4,457)	(3,829)	(4,156)
Gross profit	456	342	112
Equity in earnings of unconsolidated affiliates	81	72	91
General and administrative expenses	(166)	(147)	(133)
Acquisition and integration costs	(7)	—	(10)
Asset impairment and restructuring charges	—	(6)	(39)
(Loss) gain on disposition of assets	(2)	5	7
Gain on consolidation of Aspire entities	108	—	—
Operating income	470	266	28
Interest expense	(66)	(21)	(13)
Other non-operating (loss) income	(6)	4	18
Income before income taxes and noncontrolling interests	398	249	33
(Provision) benefit for income taxes	(88)	193	(84)
Net income (loss)	310	442	(51)
Net income attributable to noncontrolling interests	(29)	(8)	(10)
Net income (loss) attributable to KBR	$281	$434	$(61)
Net income (loss) attributable to KBR per share:
Basic	$1.99	$3.06	$(0.43)
Diluted	$1.99	$3.06	$(0.43)
Basic weighted average common shares outstanding	140	141	142
Diluted weighted average common shares outstanding	141	141	142
Cash dividends declared per share	$0.32	$0.32	$0.32
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2018	2017	2016

Net income (loss)	$310	$442	$(51)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	(55)	3	7
Reclassification adjustment included in net income	6	—	—
Foreign currency translation adjustments, net of taxes of $(2), $6 and $(3)	(49)	3	7
Pension and post-retirement benefits, net of tax:
Actuarial gains (losses), net of tax	64	100	(249)
Prior service cost	(20)	—	—
Reclassification adjustment included in net income	24	25	24
Pension and post-retirement benefits, net of taxes of $(14), $(27) and $45	68	125	(225)
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	(20)	1	—
Reclassification adjustment included in net income	9	(1)	(1)
Changes in fair value of derivatives, net of taxes of $3, $0 and $0	(11)	—	(1)
Other comprehensive income (loss), net of tax	8	128	(219)
Comprehensive income (loss)	318	570	(270)
Less: Comprehensive income attributable to noncontrolling interests	(29)	(7)	(10)
Comprehensive income (loss) attributable to KBR	$289	$563	$(280)
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2018	2017

Assets
Current assets:
Cash and equivalents	$739	$439
Accounts receivable, net of allowance for doubtful accounts of $9 and $12	927	510
Contract assets	185	383
Other current assets	108	93
Total current assets	1,959	1,425
Claims and accounts receivable	98	101
Property, plant, and equipment, net of accumulated depreciation of $355 and $329 (including net PPE of $35 and $34 owned by a variable interest entity)	121	130
Goodwill	1,265	968
Intangible assets, net of accumulated amortization of $151 and $122	516	239
Equity in and advances to unconsolidated affiliates	744	387
Deferred income taxes	222	300
Other assets	147	124
Total assets	$5,072	$3,674
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$546	$350
Contract liabilities	463	368
Accrued salaries, wages and benefits	221	186
Nonrecourse project debt	10	10
Other current liabilities	179	157
Total current liabilities	1,419	1,071
Pension obligations	250	391
Employee compensation and benefits	109	118
Income tax payable	84	85
Deferred income taxes	27	18
Nonrecourse project debt	17	28
Long term debt	1,226	470
Deferred income from unconsolidated affiliates	—	101
Other liabilities	202	171
Total liabilities	3,334	2,453
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 177,383,302 and 176,638,882 shares issued, and 140,900,032 and 140,166,589 shares outstanding	—	—
PIC	2,190	2,091
AOCL	(913)	(921)
Retained earnings	1,258	877
Treasury stock, 36,483,270 shares and 36,472,293 shares, at cost	(817)	(818)
Total KBR shareholders’ equity	1,718	1,229
Noncontrolling interests	20	(8)
Total shareholders’ equity	1,738	1,221
Total liabilities and shareholders’ equity	$5,072	$3,674
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2018	2017	2016

Balance at January 1,	$1,221	$745	$1,052
Cumulative effect of change in accounting policy, net of tax of $6	144	—	—
Adjusted balance at January 1, 2018	1,365	745	1,052
Acquisition of noncontrolling interest	69	(8)	—
Share-based compensation	10	12	18
Tax benefit increase related to share-based plans	1	—	1
Common stock issued upon exercise of stock options	2	—	—
Dividends declared to shareholders	(44)	(45)	(46)
Repurchases of common stock	(3)	(53)	(4)
Issuance of employee stock purchase plan ("ESPP") shares	3	3	3
Issuance of convertible debt	18	—	—
Investments by noncontrolling interests	—	1	—
Distributions to noncontrolling interests	(3)	(4)	(9)
Other noncontrolling interests activity	2	—	—
Comprehensive income (loss)	318	570	(270)
Balance at December 31,	$1,738	$1,221	$745
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$310	$442	$(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	48	45
Equity in earnings of unconsolidated affiliates	(81)	(72)	(91)
Deferred income tax (benefit) expense	28	(322)	18
Loss (Gain) on disposition of assets	2	(5)	(7)
Gain on consolidation of Aspire entities	(108)	—	—
Asset impairment	—	—	16
Other	24	29	3
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for doubtful accounts	(203)	92	121
Contract assets	25	40	8
Claims receivable	—	400	—
Accounts payable	112	(193)	(6)
Contract liabilities	(60)	(198)	33
Accrued salaries, wages and benefits	11	14	(50)
Reserve for loss on uncompleted contracts	(9)	(48)	(5)
Payments from (advances to) unconsolidated affiliates, net	12	11	(1)
Distributions of earnings from unconsolidated affiliates	75	62	56
Income taxes payable	43	—	(52)
Pension funding	(41)	(37)	(41)
Retainage payable	2	(16)	(2)
Subcontractor advances	(3)	—	8
Net settlement of derivative contracts	(7)	3	(9)
Other assets and liabilities	(30)	(57)	68
Total cash flows provided by operating activities	165	193	61
Cash flows from investing activities:
Purchases of property, plant and equipment	(17)	(8)	(11)
Investments in equity method joint ventures	(344)	—	(61)
Proceeds from sale of assets or investments	25	2	2
Acquisitions of businesses, net of cash acquired	(354)	(4)	(911)
Adjustments to cash due to consolidation of Aspire entities	197	—	—
Other	2	(2)	—
Total cash flows used in investing activities	$(491)	$(12)	$(981)

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2018	2017	2016

Cash flows from financing activities:
Payments to reacquire common stock	(3)	(53)	(4)
Acquisition of remaining ownership interest in joint ventures	(56)	—	—
Investments from noncontrolling interests	—	1	—
Distributions to noncontrolling interests	(3)	(4)	(9)
Payments of dividends to shareholders	(44)	(45)	(46)
Proceeds from sale of warrants	22	—	—
Purchase of note hedges	(62)	—	—
Issuance of convertible notes	350	—	—
Net proceeds from issuance of common stock	2	—	—
Excess tax benefits from share-based compensation	1	—	1
Borrowings on revolving credit agreement	250	—	700
Borrowings on long term debt	1,075	—	—
Payments on revolving credit agreement	(720)	(180)	(50)
Payments on short-term and long-term borrowings	(100)	(9)	(9)
Debt issuance costs	(57)	—	—
Other	(1)	—	1
Total cash flows provided (used) by financing activities	654	(290)	584
Effect of exchange rate changes on cash	(28)	12	(11)
Increase (decrease) in cash and equivalents	300	(97)	(347)
Cash and equivalents at beginning of period	439	536	883
Cash and equivalents at end of period	$739	$439	$536
Supplemental disclosure of cash flows information:
Cash paid for interest	$52	$21	$12
Cash paid for income taxes (net of refunds)	$21	$144	$49
Noncash investing activities
Acquisition of technology licensing rights	$16	$—	$—
Noncash financing activities
Dividends declared	$11	$11	$12
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

Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 13 to our consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany balances and transactions are eliminated in consolidation.

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

Cash and Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. See Note 5 to our consolidated financial statements for our discussion on cash and equivalents.

Revenue Recognition

We adopted ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018. Our financial results for reporting periods beginning January 1, 2018 are presented under the new accounting standard, while financial results for prior periods will continue to be reported in accordance with our historical accounting policy.

Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of control of the goods or services to the customer.

Contract Combination

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts primarily because we provide a significant service of integrating a complex set of tasks and components into a single project or capability. Contracts that cover multiple phases of the product lifecycle (development, construction and maintenance & support) are typically considered to have multiple performance obligations even when they are part of a single contract.

For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In cases where we do not provide the distinct good or service on a standalone basis, which is more prevalent than not, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Services Contracts

For service contracts (including maintenance contracts) where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, revenue is recognized when services are performed and contractually billable. For all other types of service contracts, revenue is recognized over time generally using the cost-to-cost method (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress because it best depicts the transfer of value to the customer. Contract costs include all direct materials, labor and subcontractor costs and an allocation of indirect costs related to contract performance.

Under the typical payment terms of our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., weekly, biweekly or monthly) or upon achievement of contractual milestones.

Engineering and Construction Contracts

We recognize revenue over time, as performance obligations are satisfied, for substantially all of our engineering and constructions contracts due to the continuous transfer of control to the customer. For most of our engineering and construction contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability and are therefore accounted for as single performance obligations. We recognize revenue using the cost-to-cost input method, based primarily on contract costs incurred to date compared to total estimated contract costs. This method is the most accurate measure of our contract performance because it directly measures the value of the goods and services transferred to the customer.

Contract costs include all direct material, labor and subcontractor costs and indirect costs related to contract performance. Customer-furnished materials are included in both contract revenue and cost of revenue when management concludes that the company is acting as a principal rather than as an agent. We recognize revenue, but not profit, on certain uninstalled materials that are not specifically produced or fabricated for a project. Revenue for uninstalled materials is recognized when the cost is incurred and control is transferred to the customer. Project mobilization costs are generally charged to the project as incurred when they are an integrated part of the performance obligation being transferred to the client. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

The payment terms of our engineering and construction contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. The advance payment generally is not considered a significant financing component as we expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Variable Consideration

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties. Other contract provisions also give rise to variable consideration such as claims and unpriced change orders that may either increase or decrease the transaction price. We estimate the amount of variable consideration at the most likely amount we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us.

Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred. We recognize claims against vendors, subcontractors and others as a reduction in recognized costs when enforceability is established by the contract and the amounts are reasonably estimable and probable of recovery. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or actual costs incurred.

We provide limited warranties to customers for work performed under our contracts that typically extend for a limited duration following substantial completion of our work on a project. Such warranties are not sold separately and do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. Accordingly, these types of warranties are not considered to be separate performance obligations. Historically, warranty claims have not resulted in material costs incurred.

Contract Estimates and Modifications

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our contract-related estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and the EAC. As part of this process, management reviews information including, but not limited to, outstanding contract matters, progress towards completion, program schedule and the associated changes in estimates of revenues and costs. Management must make assumptions and estimates regarding the availability and productivity of labor, the complexity of the work to be performed, the availability and cost of materials, the performance of subcontractors, and the availability and timing of funding from the customer, along with other risks inherent in performing services under all contracts where we recognize revenue over-time using the cost-to-cost method.

We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

Contracts are often modified to account for changes in contract specifications and requirements. Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. We account for contract modifications when the modification results in the promise to deliver additional goods or services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.

Contract Assets and Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the percentage-of-completion method. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized as well as deferred revenue.

Retainage, included in contract assets, represent the amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify contract assets and liabilities as current or noncurrent to the extent the revenue is expected to be recognized in excess of one year from the balance sheet date.

Practical Expedients and Exemptions

Upon the adoption of ASC 606, we utilized certain practical expedients and exemptions as follows:

•
We applied the modified-retrospective method upon adoption of ASC Topic 606 which allowed the new accounting standard to be applied only to contracts that were not considered substantially complete as of January 1, 2018.

•
In cases where we have an unconditional right to consideration from a customer in an amount that corresponds directly with the value of our performance completed to date, we recognize revenue in the amount to which we have a right to invoice for services performed.

•
We do not adjust the contract price for the effects of a significant financing component if the company expects, at contract inception, that the period between when the company transfers a service to a customer and when the customer pays for that service will be one year or less.

•	We have availed ourselves of the SEC Exemption under ASU 2017-13 to defer the application of ASC 606 to most of our unconsolidated joint ventures for one year.

Impact of ASC 606 Adoption

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

The impact of adoption on our consolidated statement of operations, balance sheet and cash flows for the period ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$4,913	$4,904	$9
Cost of revenues	(4,457)	(4,456)	1
Equity in earnings of unconsolidated affiliates	81	77	4
Income before income taxes and noncontrolling interests	398	386	12
Provision for income taxes	(88)	(87)	1
Net income	310	300	10

EPS
Basic	$1.99	$1.92	$0.07
Diluted	$1.99	$1.91	$0.08

	As of December 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable	$927	$594	$333
Contract assets	185	496	(311)
Other current assets	108	103	5
Equity in and advances to unconsolidated affiliates	744	736	8
Deferred income taxes	222	229	(7)
Other assets	147	143	4

Liabilities
Contract liabilities	463	479	(16)
Deferred income taxes	27	28	(1)
Deferred income from unconsolidated affiliates	—	95	(95)
Other liabilities	202	202	—

Equity
Retained earnings	1,258	1,103	155
Accumulated other comprehensive loss	(913)	(902)	(11)

	Year Ended December 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Net income	$310	$300	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(81)	(77)	(4)
Deferred income tax (benefit) expense	28	27	1

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowances for doubtful accounts	(203)	130	(333)
Contract assets	25	(286)	311
Contract liabilities	(60)	(77)	17
Other assets and liabilities	(30)	(28)	(2)
Total cash flows used in operating activities	165	165	—

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

In connection with the consolidation of certain previously unconsolidated VIEs associated with the Aspire Defence project in the first quarter of 2018, we elected to adopt ASC 606 for each of the remaining unconsolidated Aspire Defence contracting entities effective January 1, 2018. As a result of the adoption by the Aspire Defence contracting entities, we identified multiple performance obligations associated with the project deliverables that were previously accounted for as a single deliverable under its contract with the MoD. In addition to the above impacts of adoption on revenue and gross margin, the cumulative effect of the adoption by Aspire Defence contracting entities resulted in sufficient additional income that had been previously recorded as "Deferred income from unconsolidated affiliates" on our consolidated balance sheets in the amount of $101 million, which was reversed and included in the cumulative effect adjustment. Also, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence contracting entities. We have availed the SEC exemption under ASU 2017-13 to defer the application of ASC 606 to our remaining unconsolidated joint ventures until January 1, 2019.

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

In 2018, we entered into a factoring agreement to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivable to the purchaser. Our factoring agreement does not allow for recourse in the event of uncollectibility, and we do not retain any controlling interest in the underlying accounts receivable once sold. We derecognized $14 million of accounts receivable as of December 31, 2018 under this factoring agreement. The fees associated with sale of receivables under this agreement were not material in 2018.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation except for those assets that have been written down to their fair values due to impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the lease term. See Note 10 to our consolidated financial statements for our discussion on property, plant and equipment.

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

Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with ASC 350 - Intangibles - Goodwill and Other, goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on our reporting structure. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of goodwill impairment. The second step compares the implied fair value of the reporting unit goodwill to the carrying value of the reporting unit goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination. We completed our annual goodwill impairment test in the fourth quarter of 2018 and determined that none of the goodwill was impaired. See Note 11 to our consolidated financial statements for reported goodwill in each of our segments.
We had intangible assets with net carrying values of $516 million and $239 million as of December 31, 2018 and 2017, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2018, none of our intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 11 to our consolidated financial statements for further discussion of our intangible assets.

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

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 13 to our consolidated financial statements for our discussion on equity method investments.

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

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer and are generally dissolved upon completion of the project or program. Many of our long-term energy-related construction projects are executed through such joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as PFIs, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset after construction is complete.

As required by ASC 810 - Consolidation, we perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support. See Note 13 to our consolidated financial statements for our discussion on variable interest entities.

Occasionally, we may determine that we are the primary beneficiary as a result of a reconsideration event associated with an existing unconsolidated VIE. We account for the change in control under the acquisition method of accounting for business combinations in accordance with ASC 805. See Note 4 to our consolidated financial statements.

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

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity securities, fixed income funds and securities, hedge funds, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country, participant demographics or economic environment.

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

Income Taxes

We recognize the amount of taxes payable or refundable for the year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will not be realized. See Note 16 to our consolidated financial statements for our discussion on income taxes.

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

Derivative Instruments

We enter into derivative financial transactions to hedge existing or forecasted risk to changing foreign currency exchange rates and interest rate risk on variable rate debt. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not designated as hedges in accordance with ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of derivatives are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a designated hedge's change in fair value is recognized in earnings. See Note 23 to our consolidated financial statements for our discussion on derivative instruments.

Recognized gains or losses on derivatives entered into to manage project related foreign exchange risk are included in gross profit. Foreign currency gains and losses for hedges of non-project related foreign exchange risk are reported within "Other non-operating income" on our consolidated statements of operations. Realized gains or losses on derivatives used to manage interest rate risk are included in interest expense in our consolidated statements of operations.

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

We have revenues and receivables from transactions with an external customer that amounts to 10% or more of our revenues (which are generally not collateralized). We generated significant revenues from transactions with the U.S. government and U.K. government within our GS business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following tables present summarized data related to our transactions with the U.S. government and U.K government.

Revenues from major customers:
	Years ended December 31,
Dollars in millions	2018	2017	2016
U.S. government	$2,610	$1,914	$1,090
U.K. government	$622	$66	$62

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2018	2017	2016
U.S. government revenues percentage	53%	46%	26%
U.S. government receivables percentage	57%	32%	27%
U.K. government revenues percentage	13%	2%	2%
U.K. government receivables percentage	4%	1%	1%

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

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares of common stock we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 5 years. See Note 21 to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Additional Balance Sheet Information

The components of "Other current assets" on our consolidated balance sheets as of December 31, 2018 and 2017 are presented below:

	December 31,
Dollars in millions	2018	2017
Prepaid expenses	$49	$53
Value-added tax receivable	29	11
Advances to subcontractors	5	—
Other miscellaneous assets	25	29
Total other current assets	$108	$93

Other Assets

Included in "Other assets" on our consolidated balance sheets as of December 31, 2018 and 2017 is noncurrent refundable income taxes of $98 million and $104 million, respectively, related to various tax refunds subject to ongoing audits with certain tax jurisdictions.
.

The components of "Other current liabilities" on our consolidated balance sheets as of December 31, 2018 and 2017 are presented below:

	December 31,
Dollars in millions	2018	2017
Current maturities of long-term debt	$22	$—
Reserve for estimated losses on uncompleted contracts (a)	6	15
Retainage payable	33	30
Income taxes payable	30	17
Restructuring reserve	—	9
Taxes payable not based on income	6	11
Value-added tax payable	33	13
Insurance payable	2	9
Dividend payable	11	11
Other miscellaneous liabilities	36	42
Total other current liabilities	$179	$157

(a)	See Note 2 to our consolidated financial statements for further discussion on significant reserves for estimated losses on uncompleted contracts.

Other Liabilities

Included in "Other liabilities" on our consolidated balance sheets as of December 31, 2018 and 2017 is noncurrent deferred rent of $92 million and $99 million, respectively. Also included in "Other liabilities" is a payable to our former parent of $5 million as of December 31, 2018 and 2017, respectively. See Note 16 to our consolidated financial statements for further discussion regarding amounts payable to our former parent.

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

We are organized into three core business segments and two non-core business segments. Our three core business segments focus on our core strengths in technical services relating to government services, technology and hydrocarbons services. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other", which includes our corporate expenses and general and administrative expenses not allocated to the other business segments. Our business segments are described below:

Government Services. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to mission planning, operations support, maintenance and field logistics. Acquisitions, as described in Note 4 to our consolidated financial statements, have been combined with our existing U.S. operations within this business segment and operate under the single "KBRwyle" brand.

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
Hydrocarbons Services. Our HS business segment provides comprehensive project planning and program delivery capability globally. Our key capabilities leverage our operational and technical excellence as a global provider of EPC for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas (shallow-water, deep-water and subsea); floating solutions (FPUs, FPSO, FLNG & FSRU); maintenance services (via the “Brown & Root Industrial Services” brand); and consulting services provided under our three specialist consulting brands, Granherne, Energo and GVA.
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities which we intend to exit upon completion of existing contracts. All Non-strategic Business segment projects are substantially complete. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.
Other. Our Other business segment includes corporate expenses and general and administrative expenses not allocated to the business segments above.
The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, general and administrative expenses, acquisition and integration related costs, gain on disposition of assets, gain on consolidation of Aspire entities, asset impairment and restructuring charges, capital expenditures and depreciation and amortization by reporting segment.

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2018	2017	2016
Revenues:
Government Services	$3,457	$2,193	$1,359
Technology	297	269	309
Hydrocarbons Services	1,157	1,671	2,390
Other	—	—	—
Subtotal	4,911	4,133	4,058
Non-strategic Business	2	38	210
Total	$4,913	$4,171	$4,268
Gross profit (loss):
Government Services	$280	$155	$137
Technology	85	76	80
Hydrocarbons Services	99	111	—
Other	—	—	—
Subtotal	464	342	217
Non-strategic Business	(8)	—	(105)
Total	$456	$342	$112
Equity in earnings of unconsolidated affiliates:
Government Services	$32	$43	$39
Technology	—	—	—
Hydrocarbons Services	49	29	52
Other	—	—	—
Subtotal	81	72	91
Non-strategic Business	—	—	—
Total	$81	$72	$91
General and administrative expenses:
Government Services	$(39)	(24)	(13)
Technology	(3)	(3)	(5)
Hydrocarbons Services	(27)	(26)	(27)
Other	(97)	(94)	(88)
Subtotal	(166)	(147)	(133)
Non-strategic Business	—	—	—
Total	$(166)	(147)	(133)
Acquisition and integration related costs:
Government Services	$(7)	—	(10)
Technology	—	—	—
Hydrocarbons Services	—	—	—
Other	—	—	—
Subtotal	(7)	—	(10)
Non-strategic Business	—	—	—
Total	$(7)	—	(10)
Asset impairment and restructuring charges (Note 12):
Government Services	$—	$—	$(1)
Technology	—	—	—
Hydrocarbons Services	—	(6)	(31)
Other	—	—	(7)
Subtotal	—	(6)	(39)
Non-strategic Business	—	—	—
Total	$—	$(6)	$(39)
(Loss) Gain on disposition of assets:
Government Services	4	—	—

Technology	—	—	—
Hydrocarbons Services	(2)	5	2
Other	(4)	—	1
Subtotal	(2)	5	3
Non-strategic Business	—	—	4
Total	(2)	5	7
Gain (Loss) on consolidation of Aspire entities:
Government Services	113	—	—
Technology	—	—	—
Hydrocarbons Services	—	—	—
Other	(5)	—	—
Subtotal	108	—	—
Non-strategic Business	—	—	—
Total	108	—	—
Segment operating income (loss):
Government Services	$382	$173	$152
Technology	82	73	74
Hydrocarbons Services	120	113	(4)
Other	(106)	(93)	(93)
Subtotal	478	266	129
Non-strategic Business	(8)	—	(101)
Total	$470	$266	$28

	Years ended December 31,
Dollars in millions	2018	2017	2016
Capital expenditures:
Government Services	$11	$4	$2
Technology	—	—	—
Hydrocarbons Services	1	2	5
Other	5	2	4
Subtotal	17	8	11
Non-strategic Business	—	—	—
Total	$17	$8	$11
Depreciation and amortization:
Government Services	$42	$27	$16
Technology	3	3	3
Hydrocarbons Services	10	10	16
Other	8	8	10
Subtotal	63	48	45
Non-strategic Business	—	—	—
Total	$63	$48	$45

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
During the fourth quarter of 2016, we corrected a cumulative error related to contract cost estimates on an LNG project in Australia within our HS business segment. The cumulative error occurred throughout the period beginning in 2009 and through the third quarter of 2016 and resulted in a $13 million reduction to revenues and gross profit on our consolidated statements of operations and a decrease to "Contract assets" on our consolidated balance sheets during the fourth quarter of 2016.

We evaluated these cumulative errors on both a quantitative and qualitative basis under the guidance of ASC 250 - Accounting Changes and Error Corrections. We determined that the cumulative impact of the errors described above did not affect the trend of net income, cash flows or liquidity and therefore did not have a material impact to previously issued financial statements. Additionally, we determined that the cumulative impact of the errors did not have a material impact to our consolidated financial statements for the fiscal year ended December 31, 2018.
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

Hydrocarbons Services

We recognized changes to equity earnings as a result of various changes to estimates on the Ichthys LNG Project during the years ended December 31, 2018 and 2017. See Note 8 for a discussion of the matters impacting this project. We also recognized a favorable change in estimated revenues and net income associated with variable consideration recognized as a result of successful completion and performance testing of a major Hydrocarbons Services project during the year ended December 31, 2018.

During the year ended December 31, 2017, the PEMEX and PEP arbitration was settled (see Note 18 to our consolidated financial statements) which resulted in additional revenues and gross profit of $35 million during the year ended December 31, 2017.

We recognized unfavorable changes in estimates of losses of $114 million in 2016 on an EPC ammonia project in the U.S. primarily due to unforeseen costs related to the mechanical failure of a vendor supplied compressor and pumps that occurred during commissioning as well as various mechanical issues encountered during start-up. These issues delayed completion of the project to October 2016, which resulted in increased costs and the recognition of contractual liquidated damages due to the client. The project completed performance testing and in October 2016, care, custody and control of the plant were transferred to the customer. There were no reserves for estimated losses on uncompleted projects related to this project as of December 31, 2018. As of December 31, 2017, there were $1 million and of reserves for estimated losses on uncompleted contracts, which is a component of "Other current liabilities" on our consolidated financial statements. Our estimates of revenues and costs at completion have been, and may continue to be, impacted by remaining punch list items and warranty obligations. Our estimated loss at completion as of December 31, 2018 represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of December 31, 2018.

During the year ended December 31, 2016, we recognized unfavorable changes in estimated losses of $112 million on a downstream EPC project in the U.S. resulting from significant weather delays and forecast construction productivity rates less than previously expected. These issues have delayed completion until 2019, which resulted in additional estimated costs to complete, which led to the loss described above. The EPC project is 99% complete as December 31, 2018. Included in the reserve for estimated losses on uncompleted contracts, which is a component of "Other current liabilities" on our consolidated financial statements, is $1 million and $9 million as of December 31, 2018 and 2017, respectively, related to this project. Our estimated loss at completion represents our best estimate based on current information. Actual results could differ from the estimates we have used to account for this project as of December 31, 2018.

During the year ended December 31, 2016, revenues, gross profit, and segment operating income include $64 million resulting from favorable changes in estimates to complete due to settlements on close out of a LNG project in Africa.

Non-strategic Business

We recognized unfavorable changes in estimates of losses on a power project of $117 million in 2016 primarily due to increases in forecasted costs to complete the project driven by subcontractor cost increases from poor subcontractor productivity, resulting schedule delays and changes in the project execution strategy. The project has completed performance testing and in April 2017, care, custody and control of the project were transferred to the customer. Included in the reserve for estimated losses on uncompleted contracts is $1 million and $2 million as of December 31, 2018 and 2017, respectively, related to this project.

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

	December 31,
Dollars in millions	2018	2017
Total assets:
Government Services	$2,804	$1,600
Technology	204	210
Hydrocarbons Services	1,317	1,065
Other	746	792
Subtotal	5,071	3,667
Non-strategic Business	1	7
Total	$5,072	$3,674
Goodwill (Note 11):
Government Services	$977	$679
Technology	51	51
Hydrocarbons Services	237	238
Other	—	—
Subtotal	1,265	968
Non-strategic Business	—	—
Total	$1,265	$968
Equity in and advances to related companies (Note 13):
Government Services	$114	$41
Technology	—	—
Hydrocarbons Services	630	346
Other	—	—
Subtotal	744	387
Non-strategic Business	—	—
Total	$744	$387

Selected Geographic Information

Revenues by country are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2018	2017	2016
Revenues:
United States	$2,260	$1,986	$2,111
Middle East	884	836	778
Europe	989	480	498
Australia	329	334	376
Canada	21	224	145
Africa	133	121	182
Asia	190	125	143
Other countries	107	65	35
Total	$4,913	$4,171	$4,268

	December 31,
Dollars in millions	2018	2017
Property, plant & equipment, net:
United States	$51	$60
United Kingdom	50	52
Other	20	18
Total	$121	$130

Note 3. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line was as follows:

Year Ended
December 31,
Dollars in millions	2018
By Service / Product Types
Government Services
Space and Mission Solutions	$651
Engineering	1,141
Logistics	1,665
Total Government Services	3,457

Hydrocarbons
Technology	297

Hydrocarbons Services
Onshore	931
Offshore	90
Industrial Services	68
Consulting	66
Other	2
Total Hydrocarbons Services	1,157

Total Hydrocarbons	1,454

Non-strategic business	2

Total net revenue	$4,913

Government Services revenue earned from key U.S. Government customers including U.S. DoD agencies and NASA was $2.6 billion for the year ended December 31, 2018. Government Services revenue earned from non-U.S. Government customers including the U.K. MoD, the Australian Defence Force and others was $847 million for the year ended December 31, 2018.

Revenue by geographic destination was as follows:

	Year Ended December 31, 2018
		Hydrocarbons
Total by Countries/Regions Dollars in millions	Government Services	Technology	Hydrocarbons Services	Non-strategic Business	Total
United States	$1,767	$22	$469	$2	$2,260
Middle East	735	14	135	—	884
Europe	766	50	173	—	989
Australia	60	1	268	—	329
Canada	1	2	18	—	21
Africa	77	25	31	—	133
Asia	—	177	13	—	190
Other countries	51	6	50	—	107
Total net revenue	$3,457	$297	$1,157	$2	$4,913

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended December 31, 2018
		Hydrocarbons
Dollars in millions	Government Services	Technology	Hydrocarbons Services	Non-strategic Business	Total
Fixed Price	$1,034	$282	$179	$2	$1,497
Cost Reimbursable	2,423	15	978	—	3,416
Total net revenue	$3,457	$297	$1,157	$2	$4,913

We recognized revenue of $69 million from performance obligations satisfied in previous periods for the year ended December 31, 2018.

On December 31, 2018, we had $9.8 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 35% of our remaining performance obligations as revenue within one year, 28% in years two through five, and 37% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of December 31, 2018.

Note 4. Acquisitions and Dispositions

Stinger Ghaffarian Technologies Acquisition

On April 25, 2018, we acquired 100% of the outstanding stock of Stinger Ghaffarian Technologies ("SGT"). SGT is a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The acquisition is reported within our GS business segment. Aggregate base consideration for the acquisition was $355 million, plus $10 million of working capital and other purchase price adjustments set forth in the purchase agreement. We recognized goodwill of $257 million arising from the acquisition, which primarily relates to future growth opportunities based on an expanded service offering and other expected synergies from the combined operations. Approximately $237 million of the goodwill is deductible for tax purposes. The intangible assets recognized were comprised of customer relationships and backlog. These intangibles will be amortized over a weighted-average period of 19 years. We recognized an adjustment to reflect the final working capital settlement during the third quarter of 2018, which increased other current assets and decreased the fair value of consideration transferred by $3 million.

We funded the acquisition with borrowings under our new Senior Credit Facility that was entered into concurrently with the acquisition. See Note 15 to our consolidated financial statements for information related to our new Senior Credit Facility. We recognized direct, incremental costs related to this acquisition of $4 million during the year ended December 31, 2018, which are included in "Acquisition and integration related costs" on the consolidated statements of operations.

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

The acquired SGT business contributed $342 million of revenues and $31 million of gross profit within our GS business segment during the year ended December 31, 2018.

Aspire Defence Subcontracting Joint Ventures

On January 15, 2018, Carillion, our U.K. partner in the joint ventures that provide the construction and related support services to Aspire Defence Limited, entered into compulsory liquidation. Carillion no longer performs any of the services for the project, as we have stepped in to deliver both construction and support services without disruption. In accordance with the commercial arrangements of the project company and its lenders, Carillion was excluded from future business and benefit from its interest in the project and we have assumed operational management and control of the subcontracting joint ventures. We evaluated our rights and obligations under the joint venture agreements and other commercial arrangements of the project company and its lenders. We concluded Carillion's liquidation was a reconsideration event for KBR to reevaluate the primary beneficiary of the subcontracting joint ventures in which we were partners. We concluded KBR is the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting joint ventures. Consequently, KBR began consolidating these entities in its financial statements effective January 15, 2018.

Prior to obtaining control of these entities, we accounted for our 50% investment in each of the subcontracting joint ventures under the equity method of accounting. The balance of our net equity investments in these entities was approximately $7 million as of January 15, 2018. As a result of obtaining control of the subcontracting joint ventures, we accounted for these transactions under the acquisition method of accounting for business combinations in accordance with ASC 805. Consequently, we remeasured our equity interests in each of the subcontracting joint ventures to fair value, which resulted in a gain of approximately $108 million included in "Gain on consolidation of Aspire entities" on our consolidated statements of operations. The fair value of each of the subcontracting joint ventures was determined using a discounted cash flow model with future cash flows based on internal forecasts of revenue and expenses over the remaining life of the subcontract agreements. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. The estimated cash flows were discounted using a weighted-average cost of capital that reflected current market conditions and the risk profile for each of the subcontracting joint ventures.

We recognized goodwill of approximately $42 million, which was primarily related to the deferred tax liabilities associated with the contract-related intangible assets acquired in the transaction. None of the goodwill is deductible for tax purposes. The contract-related intangible assets have estimated useful lives ranging from 4 to 23 years. Subsequent to the first quarter of 2018, we made a $10 million reduction to the fair value and immaterial reclassifications to the previously reported assets acquired and liabilities assumed upon obtaining control of the subcontracting entities. The following table summarizes the final adjusted fair value of the assets acquired and liabilities assumed as of the date we obtained control of the subcontracting joint ventures.

Dollars in millions	Aspire
Fair value of Aspire Defence subcontracting entities	$230
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	197
Accounts receivable	14
Other current assets	12
Total current assets	223
Property, plant and equipment, net	9
Intangible assets	234
Total assets	466
Accounts payable	53
Contract liabilities	161
Accrued salaries, wages and benefits	1
Other current liabilities	21
Total current liabilities	236
Deferred income taxes	42
Total liabilities	278
Goodwill	$42

Noncontrolling interests	$115

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in KBR's interest as an equity transaction. The difference between the noncontrolling interests of $119 million in the subcontracting entities at the date of acquisition and cash consideration paid to Carillion was recognized as a net increase to PIC of $69 million. We incurred $1 million of acquisition-related costs for the year ended December 31, 2018, which were recorded in "Acquisition and integration related costs" on our consolidated statements of operations.

The results of operations of the subcontracting entities have been included in our consolidated statements of operations for periods subsequent to assuming control on January 15, 2018. The acquired subcontracting joint ventures contributed $533 million of revenues and $61 million of gross profit within our GS business segment during the year ended December 31, 2018.

The following supplemental pro forma consolidated results of operations assume that SGT and the Aspire Defence subcontracting joint ventures had been acquired as of January 1, 2017. The supplemental pro forma information was prepared based on the historical financial information of SGT and the Aspire Defence subcontracting joint ventures and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisitions, and the reclassification of the gain on consolidation of the Aspire entities to January 1, 2017. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2017, nor is it indication of future results of operations.

	Years ended December 31,
Dollars in millions	2018	2017
	(Unaudited)
Revenue	$5,060	$5,057
Net income attributable to KBR	367	344
Diluted earnings per share	$2.59	$2.42

Sigma Bravo Pty Ltd Acquisition

On November 20, 2017, we acquired 100% of the outstanding common shares of Sigma Bravo Pty Ltd ("Sigma Bravo"). Sigma Bravo provides software development, training, information management and technical support services as well as operational support to the Australian Defence Force.

The aggregate purchase price of the acquisition was $9 million. We recognized goodwill of $1 million arising from the acquisition, which relates primarily to customer relationships and future growth opportunities to expand services provided to the Australian Defence Force. None of the goodwill is deductible for income tax purposes. The final settlement of the working capital adjustment occurred in the second quarter and did not have a material effect on our consolidated financial statements. This acquisition is reported within our Government Services business segment.

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

The aggregate consideration paid for the acquisition was $300 million, less $20 million of initial working capital adjustments for net cash consideration of $280 million, all of which was funded by an advance on our previous Credit Agreement.

We recognized goodwill of $134 million arising from the acquisition, which relates primarily to growth opportunities based on a broader service offering of the combined operations, including HTSI's specialized technical services and KBR's logistical expertise as well as expected cost synergies. Approximately $117 million of the goodwill is deductible for income tax purposes. During the year ended December 31, 2017, we recorded an increase to goodwill of approximately $3 million primarily associated with final working capital settlement and the finalization of various immaterial contingencies. This acquisition is reported within our GS business segment.

Wyle Inc. ("Wyle") Acquisition

On July 1, 2016, we acquired 100% of the equity interests of Wyle from its shareholders, including Court Square Capital Partners and certain officers of Wyle, pursuant to an agreement and plan of merger. Wyle delivers an array of custom solutions for customers in the U.S. DoD, NASA and other federal agencies. Wyle's expertise includes systems and sustainment engineering, program and acquisition management, life science research, space medical operations, information technology and the testing and evaluation of aircraft, advanced systems and networks. The acquisition combines KBR's strengths in international, large-scale government logistics and support operations with Wyle's specialized technical services, largely focused in the contiguous U.S.

The aggregate consideration paid for the acquisition was $600 million, including repayment of outstanding balances under Wyle's credit facility and other transaction expenses, plus $23 million of purchase price adjustments, which resulted in net cash consideration of $623 million. We funded the total cash paid with a $400 million advance on our previous Credit Agreement and available cash on-hand.

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

The following supplemental pro forma consolidated results of operations assume that HTSI and Wyle had been acquired as of January 1, 2015. The supplemental pro forma financial information was prepared based on the historical financial information of HTSI and Wyle and has been adjusted to give effect to pro forma adjustments that are directly attributable to the transaction. The pro forma amounts reflect certain adjustments to amortization expense and interest expense associated with the portion of the purchase price funded by a $700 million advance on our previous Credit Agreement, and also reflect adjustments to the 2016 results to exclude acquisition related costs as they are nonrecurring and are directly attributable to the transaction.

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

Year ended December 31,
Dollars in millions, except per share data	2016
(Unaudited)
Revenue	$5,129
Net income (loss) attributable to KBR	(23)
Diluted earnings per share	$(0.16)

Chematur Subsidiaries Acquisition

On January 11, 2016, we acquired 100% of the outstanding common stock of three subsidiaries of Connell Chemical Industry LLC (through its subsidiary, Chematur Technologies AB): Plinke GmbH ("Plinke"), Weatherly Inc., ("Weatherly") and Chematur Ecoplanning Oy ("Ecoplanning"). Plinke specializes in proprietary technology and specialist equipment for the purification and concentration of inorganic acids used or produced in hydrocarbon processing facilities. Weatherly provides nitric acid and ammonium nitrate proprietary technologies and services to the fertilizer market. Ecoplanning offers proprietary evaporation and crystallization technologies and specialist equipment for weak acid and base solutions. As a result of this acquisition, we can expand our technology solutions into new markets while leveraging KBR's global sales and EPC capabilities.

The aggregate consideration paid for the acquisition was $25 million, less $2 million of acquired cash and other adjustments resulting in net cash consideration of $23 million. The consideration paid included an escrow of $5 million that secures the indemnification obligations of the seller and other contingent obligations related to the operation of the business. The escrow was settled in 2017 with $4 million released to KBR and $1 million to the seller. The release to KBR was in excess of the assumed recovery, which resulted in $2 million of gross profit for the Technology business segment during the year ended December 31, 2017.

We recognized goodwill of $24 million arising from the acquisition, which relates primarily to future growth opportunities to extend the acquired technologies outside North America to new customers and in revamping units of the existing customer base globally. None of the goodwill is deductible for income tax purposes. This acquisition is reported within our Technology business segment.

Technology License Agreement

In November 2018, we entered into an agreement to acquire perpetual rights associated with the SCORE ethylene cracking technology developed between KBR and an unrelated third party license partner. Under the terms of the agreement, KBR enhanced its rights to use the SCORE process technology and now has the exclusive rights over the SCORE trademark. In conjunction with this agreement, we agreed to pay our license partner $25 million in ten equal annual installments beginning in November 2019. We determined the fair value of the technology was approximately $16 million using a discounted cash flow approach which will be amortized on a straight-line basis over the estimated useful life of the license of 25 years. The deferred consideration has been recorded at its net present value of $16 million and included in "Other current liabilities" and "Other liabilities" on our consolidated balance sheet as of December 31, 2018.

Disposition of Interest in EPIC Joint Venture

On October 11, 2018 we sold our interest in our EPIC joint venture for approximately $24 million. As a result of the sale, we recognized a loss of approximately $2 million in the fourth quarter of 2018.

Note 5. Cash and Equivalents

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

The components of our cash and equivalents balance are as follows:

	December 31, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$123	$104	$227
Short-term investments (c)	87	107	194
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	315	3	318
Total	$525	$214	$739

	December 31, 2017
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$112	$124	$236
Short-term investments (c)	82	60	142
Cash and equivalents held in consolidated joint ventures	59	2	61
Total	$253	$186	$439

(a)	Includes deposits held in non-U.S. operating accounts

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 6. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts are as follows:

	December 31, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Services	$266	$334	$600
Technology	11	62	73
Hydrocarbons Services	69	185	254
Subtotal	346	581	927
Non-strategic Business	—	—	—
Total	$346	$581	$927

As a result of the adoption of ASC 606 on January 1, 2018, unbilled accounts receivable is classified in "Accounts receivable" in our consolidated balance sheets as it represents the amounts that have been recorded in revenue based on contracted prices for which we have obtained an unconditional right to payment under the terms of our contracts. Retainage is now recorded in "Contract Assets" in our consolidated balance sheets when the right to payment of the retainage is conditional under the terms of our contracts. Prior to the adoption of ASC 606, unbilled accounts receivables were classified as "Costs and estimated earnings in excess of billings on uncompleted contracts" and retainage was classified within "Accounts receivable".

	December 31, 2017
Dollars in millions	Retainage	Trade & Other	Total
Government Services	$6	$189	$195
Technology	—	72	72
Hydrocarbons Services	53	186	239
Subtotal	59	447	506
Non-strategic Business	4	—	4
Total	$63	$447	$510

Note 7. Contract Assets and Contract Liabilities

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets, and contract liabilities on the consolidated balance sheets.
Our contract assets by business segment are as follows:

	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$123	$274	$(151)	(55)%
Technology	19	39	(20)	(51)%
Hydrocarbons Services	43	70	(27)	(39)%
Subtotal	185	383	(198)	(52)%
Non-strategic Business	—	—	—	N/A
Total	$185	$383	$(198)	(52)%

The decrease in contract assets was primarily caused by the initial adjustment due to the adoption of ASC 606, offset by normal business operations and the acquisition of $21 million of contract assets from the purchase of SGT as described in Note 4 to our consolidated financial statements.

Our contract liabilities balances by business segment are as follows:

	December 31,
Dollars in millions	2018	2017	$ Change	% Change
Government Services	$261	$85	$176	207%
Technology	98	61	37	61%
Hydrocarbons Services	100	214	(114)	(53)%
Subtotal	459	360	99	28%
Non-strategic Business	4	8	(4)	(50)%
Total	$463	$368	$95	26%

The increase in contract liabilities was primarily related to the acquisition of $161 million of contract liabilities associated with the Aspire Defence project joint ventures, partially offset by normal business operations and the recognition of the incentive fee associated with an Australian LNG project.

We recognized revenue of $261 million for the year ended December 31, 2018 that was previously included in the contract liability balance at December 31, 2017.

Note 8. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2018	2017
Amounts included in project estimates-at-completion at January 1,	$924	$294
Increase, net of foreign currency effect	53	647
Approved change orders, net of foreign currency effect	(4)	(17)
Amounts included in project estimates-at-completion at December 31,	$973	$924
Amounts recognized over time based on progress at December 31,	$945	$826

As of December 31, 2018 and 2017, the predominant component of change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.

KBR intends to vigorously pursue approval and collection of amounts still due under all unapproved change orders and claims against the clients and recoveries from subcontractors. Further, there are additional claims that KBR believes it is entitled to recover from its client and from subcontractors which have been excluded from estimated revenues and profits at completion as appropriate under U.S. GAAP. These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, client claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and could have a material adverse effect on our results of operations, financial position and cash flows.
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
The construction and commissioning of the Ichthys LNG Project is substantially complete and the plant is producing LNG. All of the components of the plant, except for the combined cycle power plant ("Power Plant"), have been completed and handed over to the client. The Power Plant includes five gas turbine generators which are complete and handed over to the client, and three steam turbine generators (the "STGs") which are currently forecasted to be completed in 2019. We expect commissioning and hand-over of the STGs to be completed by mid-2019.

Unapproved Change Orders and Claims Against Client

Under the cost-reimbursable scope of the contract with the client, JKC has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against JKC for recovery of costs and extensions of time in order to progress the works under the scope of their respective contracts due to a variety of issues related to alleged changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, JKC has incurred costs related to scope increases and other factors, and has made claims to its client for matters for which JKC believes it is entitled to reimbursement under the contract.

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to the cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the cost-reimbursable scope of the contract between JKC and its client. However, the client disputed some of these contract price adjustments and subsequently withheld certain payments. In order to facilitate the continuation of work under the contract while we worked to resolve this dispute, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC and consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client reserved its contractual rights under this funding mechanism, settlement funds (or interim contract price adjustment) have been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Funding Deed by the client.

If JKC's claims against its client which were funded under the Funding Deed remain unresolved by December 31, 2020, JKC will be required to refund sums funded by the client under the terms of the Funding Deed. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above is $159 million and $177 million as of December 31, 2018 and 2017, respectively. The difference in these values is due to exchange rate fluctuations.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at December 31, 2018, but unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017.  Pursuant to this decision, JKC is undertaking steps for a formal contract adjustment to the cost-reimbursable scope of the contract for these settlement claims of which $324 million are included in the recognized unapproved change orders as of December 31, 2018. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. We have initiated arbitration proceedings under the Funding Deed to resolve this dispute.

There has been deterioration of paint and insulation on certain exterior areas of the plant. The client has requested, and has funded, paint remediation for a portion of the facilities. The client has requested a proposal to remediate any remaining non-conforming paint and insulation but JKC and its client have not resolved the nature and extent of the non-conformances, the method and degree of remediation that was and is required, or who is responsible. We believe the remediation costs will be significant given the plant is now operating and there will be several operating constraints on any such works. JKC’s profit estimate at completion includes a portion of those revenues and costs for remediation activities that it has been directed to perform which have been funded by the client. In addition, JKC has also started proceedings against the paint manufacturer and subcontractors and has also made demands on insurance policies in respect of these matters.

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

In March 2017, JKC prevailed in a legal action against the Consortium requiring the return of materials, drawings and tools following their unauthorized removal from the site by the Consortium. After taking over the work, JKC discovered incomplete and defective engineering designs, defective workmanship on the site, missing, underreported and defective materials; and the improper termination of key vendors/suppliers. JKC's investigations also indicate that progress of the work claimed by the Consortium was over-reported. JKC has evaluated the cost to complete the Consortium's work, which significantly exceeds the awarded fixed-price subcontract value. JKC's cost to complete the Power Plant includes re-design efforts, additional materials and significant re-work. These costs represent estimated recoveries of claims against the Consortium and have been included in JKC's estimate to complete the Consortium's remaining obligations.

JKC is pursuing recourse against the Consortium to recover all of the costs to complete the Power Plant, plus the additional interest, and/or general damages by all means inclusive of calling bank guarantees provided by the Consortium partners. In April 2018, JKC prevailed in a legal action to call bank guarantees (bonds) and received funds totaling $52 million. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract. JKC intends to pursue recovery of all additional amounts due from the Consortium via various legal remedies available to JKC.

Estimated costs to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium.

As of December 31, 2018, JKC's claims against the Consortium were approximately $1.9 billion for recovery of JKC's costs. The arbitration is set for hearing in the first half of 2020. JKC has also recently initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. A preliminary hearing on JKC's claim is set for March 2019.

To the extent JKC is unsuccessful in prevailing in the Arbitration or the Consortium members are unable to satisfy their financial obligations in the event of a decision favorable to JKC, we would be responsible for our pro-rata portion of unrecovered costs from the Consortium. This could have a material adverse impact on the profit at completion of the overall contract and thus on our consolidated statements of operations, financial position and planned cash flows. Additionally, to the extent JKC does not resolve this matter with the Consortium in the near term, the joint venture partners have been and will continue to be required to fund JKC's completion of the combined cycle power plant which could have a material adverse effect on our financial position and cash flows.

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through arbitration, we have been and continue to fund our proportionate share of the working capital requirements of JKC to complete the project. During the year ended December 31, 2018, we made investment contributions to JKC of approximately $344 million to fund the ongoing project execution activities. Our projection of total investment contributions to complete the project, estimated to occur in the second quarter of 2019, is approximately $500 million, thus leaving approximately $156 million to fund in 2019. If our estimates to complete the project increase, our projection of total investment contributions to complete the project could increase which could have a material adverse effect on our financial position and cash flows. Further, if our partner(s) in JKC do not fulfill their responsibilities under the JKC JV agreement or subcontract, we could be exposed to additional funding requirements as a result of the nature of the JKC JV agreement.

As of December 31, 2018, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined on the basis of information available as at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at December 31, 2018 based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed the revised estimate, and JKC has started an additional arbitration on this dispute.

All of the Ichthys LNG project commercial matters are complex and involve multiple interests, including the client, suppliers and other third parties. Ultimate resolution may not occur in the near term. Our current estimates for resolving these matters may prove inaccurate and, if so, could have a material adverse effect on our results of operations, financial position and cash flows.

See Note 13 to our consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 9. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $98 million and $101 million as of December 31, 2018 and 2017, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in the amount is $73 million and $79 million as of December 31, 2018 and 2017, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 17 of our consolidated financial statements for additional information. The amount also includes $25 million and $22 million as of December 31, 2018 and 2017, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolutions occurs.

Note 10. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2018	2017
Land	N/A	$5	$7
Buildings and property improvements	1-35	122	118
Equipment and other	1-25	349	334
Total		476	459
Less accumulated depreciation		(355)	(329)
Net property, plant and equipment		$121	$130

See Note 12 to our consolidated financial statements for discussion on asset impairment.

Depreciation expense was $31 million, $27 million, and $31 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 11. Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Services	Technology	Hydrocarbons Services	Total
Balance as of January 1, 2017	$674	$48	$237	$959
Goodwill acquired during the period	1	—	—	1
Purchase price adjustment	4	—	—	4
Foreign currency translation	—	3	1	4
Balance as of December 31, 2017	$679	$51	$238	$968
Goodwill acquired during the period	$299	$—	$—	$299
Purchase price adjustment	2	—	—	2
Foreign currency translation	(3)	—	(1)	(4)
Balance as of December 31, 2018	$977	$51	$237	$1,265

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 31, 2018
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$61	$—	$61
Customer relationships	17	272	(69)	203
Developed technologies	22	61	(34)	27
Contract backlog	20	249	(36)	213
Other	14	24	(12)	12
Total intangible assets		$667	$(151)	$516

	December 31, 2017
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$61	$—	$61
Customer relationships	17	206	(57)	149
Developed technologies	17	45	(33)	12
Contract backlog	3	23	(20)	3
Other	15	26	(12)	14
Total intangible assets		$361	$(122)	$239

Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. See Note 4 to our consolidated financial statements for discussion on additions of intangible assets.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2018	2017	2016
Intangibles amortization expense	$32	$21	$14

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2019	$32
2020	$32
2021	$27
2022	$22
2023	$22
Beyond 2023	$320

Note 12. Asset Impairment and Restructuring

Information related to "Asset impairment and restructuring charges" on our consolidated statements of operations is presented below:

	Years ended December 31,
Dollars in millions	2018	2017	2016
Asset impairment:
Government Services	$—	$—	$—
Technology	—	—	—
Hydrocarbons Services	—	—	10
Other	—	—	7
Subtotal	—	—	17
Non-strategic Business	—	—	—
Total	$—	$—	$17
Restructuring charges:
Government Services	$—	$—	$1
Technology	—	—	1
Hydrocarbons Services	—	6	20
Other	—	—	—
Subtotal	—	6	22
Non-strategic Business	—	—	—
Total	$—	$6	$22
Asset impairment and restructuring charges:
Total	$—	$6	$39

Asset impairment and restructuring charges include the following:

Leasehold improvements - There were no impairments of leasehold improvements during 2018 and 2017. During 2016 we recorded $17 million primarily within our HS and Other business segments related to asset impairments on abandoned office space.
Early Termination of leases - There were no early lease terminations during 2018. During 2017 and 2016 we recorded charges of $7 million and $4 million, respectively, on early lease terminations within our HS and Other business segments.

Severance - During the year ended December 31, 2017 we reversed $1 million of restructuring charges primarily related to the finalization of amounts owed to expatriate employees for tax equalization matters. We recognized severance charges of $18 million during the year ended December 31, 2016 associated with workforce reductions.
Note 13. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures which operate as partnerships, corporations, undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2018	2017
Beginning balance	$387	$369
Cumulative effect of change in accounting policy (a)	87	—
Adjusted balance at January 1,	474	369
Equity in earnings of unconsolidated affiliates	81	72
Distributions of earnings of unconsolidated affiliates (b)	(75)	(62)
Payments from (advances to) unconsolidated affiliates, net	(12)	(11)
Investments (c)	344	—
Foreign currency translation adjustments	(33)	12
Other	(35)	5
Balance before reclassification	744	385
Reclassification of excess distributions (b)	—	11
Recognition of excess distributions (b)	—	(9)
Balance at December 31,	$744	$387

(a)
As further discussed in Note 1 to our consolidated financial statements, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)
From 2014 through 2017, we received cash dividends in excess of the carrying value of one of our unconsolidated joint ventures. We have no obligation to return any portion of the cash dividends received. We record excess dividends as "Deferred income from unconsolidated affiliates" on our consolidated balance sheets and recognize these dividends as earnings are generated by the investment. As further discussed in Note 1 to our consolidated financial statements, the adoption of ASC Topic 606 by this unconsolidated joint venture resulted in the reversal of the "Deferred income from unconsolidated affiliates" balance of $101 million in our consolidated balance sheets as of December 31, 2017 in the cumulative effect adjustment of the change in accounting policy.

(c)	In 2018, investments represent our contributions to fund JKC, as described in Note 8.

Equity Method Investments

Brown & Root Industrial Services Joint Venture. On September 30, 2015, we executed an agreement with Bernhard Capital Partners ("BCP"), a private equity firm, to establish the Brown & Root Industrial Services joint venture in North America. In connection with the formation of the joint venture, we contributed our Industrial Services Americas business and received cash consideration of $48 million and a 50% interest in the joint venture. As a result of the transaction, we no longer had a controlling interest in this Industrial Services business and deconsolidated it effective September 30, 2015. The Brown & Root Industrial Services joint venture offers engineering, construction and reliability-driven maintenance services for the refinery, petrochemical, chemical, specialty chemicals and fertilizer markets. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Results from this joint venture are included in our HS business segment.

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Dollars in millions	2018	2017
Current assets	$3,526	$3,107
Noncurrent assets	3,121	3,250
Total assets	$6,647	$6,357

Current liabilities	$1,277	$2,006
Noncurrent liabilities	3,212	3,508
Total liabilities	$4,489	$5,514

Statements of Operations

	Years ended December 31,
Dollars in millions	2018	2017	2016
Revenues	$3,190	$5,781	$5,877
Operating income	$197	$278	$365
Net income	$173	$145	$192

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss generally includes our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include an estimate of any future funding. As of December 31, 2018, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary. Amounts disclosed as Aspire Defence Limited or 2018 reflect only the Aspire Defence Limited contracting entities related to the Aspire Defence project. For 2017, Aspire Defence includes both Aspire Defence Limited contracting entities and the related subcontracting entities. See Note 4. to our consolidated financial statements for discussion of the consolidation of the Aspire Defence subcontracting entities.

	December 31, 2018
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$15	$8
Aspire Defence Limited	$80	$5
JKC joint venture (Ichthys LNG project)	$376	$32
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$42	$1

Dollars in millions	December 31, 2017
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$26	$10
Aspire Defence contracting and subcontracting entities	$10	$125
JKC joint venture (Ichthys LNG project)	$140	$25
U.K. Road project joint ventures	$36	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$38	$1

Affinity. In February 2016, Affinity, a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. The contract has been determined to contain a leasing arrangement and various other services between the joint venture and the customer. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities.  We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of December 31, 2018.

Aspire Defence project. In April 2006, Aspire Defence Limited, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. In late 2016, Aspire Defence Limited was awarded a significant contract variation, expanding services to be provided under the existing contract including new construction, program management services and facilities maintenance across the garrisons. Aspire Defence Limited manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity as of December 31, 2018. We account for our interest in Aspire Defence Limited using the equity method of accounting. As of December 31, 2018, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $80 million and $5 million, respectively. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities as of December 31, 2018.

Prior to January 15, 2018, we also owned a 50% interest in the joint ventures that provide the construction and the related support services under subcontract arrangements with Aspire Defence Limited. On January 15, 2018, Carillion plc, our U.K. partner in these joint ventures, entered into compulsory liquidation. As a result, KBR began consolidating these entities in its financial statements effective January 15, 2018. See Note 4 to our consolidated financial statements for further discussion.

Ichthys LNG project. In January 2012, we formed a joint venture to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed through two entities (collectively,

"JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting.  At December 31, 2018, our assets and liabilities associated with our investment in JKC recorded in our consolidated balance sheets under our HS business segment were $376 million and $32 million, respectively.  These assets include expected cost recoveries from unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. As disclosed in Note 8, we expect to incur an additional $156 million in funding requirements to complete and commission the power plant portion of the project, of which we expect to recover a substantial portion from the Consortium. Our estimates to complete could increase if we incur unexpected costs, delays, equipment failures or from other causes. In addition, we may be subject to claims and litigation from our client and/or suppliers on the project, and losses could result if our reserves for such matters are not sufficient. Our maximum exposure to loss would include the extent we do not recover our equity investments in and advances to JKC as of December 31, 2018 plus the expected recoveries from the additional capital we expect to fund to complete the project from our client and/or the Consortium. Our maximum exposure to loss would also include any shortfalls in reserves we have established for contingencies such as claims and litigation. Further, if our partner(s) in JKC do not fulfill their responsibilities under the JKC JV agreement or subcontract, we could be exposed to additional funding requirements as a result of the nature of the JKC JV agreement. Note 8 to our consolidated financial statements for further discussion on the significant contingencies as well as unapproved change orders and claims related to this project.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2018, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $37 million and $10 million, respectively. Our maximum exposure to loss includes our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation ("EBIC") ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the VIE. As of December 31, 2018, included in our HS business segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $42 million and $1 million, respectively. Our maximum exposure to loss includes our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2018.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the years ended December 31, 2018, 2017 and 2016, our revenues included $190 million, $133 million and $235 million, respectively, related to services we provided to our joint ventures, primarily the Ichthys JV within our HS business segment.

Under the terms of our TSA with Brown & Root Industrial Services joint venture, we collect cash from customers and make payments to vendors and employees on behalf of the joint venture. For the years ended December 31, 2018, 2017 and 2016, we incurred approximately $2 million, $5 million and $16 million, respectively, of reimbursable costs under the TSA.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures for the years ended December 31, 2018 and 2017 are as follows:

	December 31,
Dollars in millions	2018	2017
Accounts receivable, net of allowance for doubtful accounts (a)	$43	$28
Contract assets (b)	$1	$2
Contract liabilities (b)	$38	$27
Accounts payable	$2	$—

(a)	Includes a $4 million and $4 million net receivable from the Brown & Root Industrial Services joint venture at December 31, 2018 and 2017, respectively.

(b)	Reflects contract assets and contract liabilities primarily related to joint ventures within our HS business segment as discussed above.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2018
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
Fasttrax Limited (Fasttrax project)	$49	$34
Aspire Defence subcontracting entities (Aspire Defence project)	$589	$324

Dollars in millions	December 31, 2017
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$15	$48
Fasttrax Limited (Fasttrax project)	$57	$47

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

Fasttrax Limited project. In December 2001, the Fasttrax joint venture ("Fasttrax") was created to provide to the U.K. MoD a fleet of 91 new HETs capable of carrying a 72-ton Challenger II tank. Fasttrax owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The purchase of the assets was completed in 2004, and the operating and service contracts related to the assets extend through 2023. Fasttrax's entity structure includes a parent entity and its 100% owned subsidiary, Fasttrax Limited. KBR and its partner each own a 50% interest in the parent entity, which is considered a VIE. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. Therefore, we consolidate this VIE.

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and equivalents of $17 million and net property, plant and equipment of approximately $27 million as of December 31, 2018. See Note 15 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2018.

Aspire Defence project (subcontracting entities). As discussed above and in Note 4 to our consolidated financial statements, we assumed operational management of the Aspire Defence subcontracting entities in January 2018. These subcontracting entities provide the construction and the related support services under subcontract arrangements with Aspire Defence Limited. These entities are considered VIEs, and, because we are the primary beneficiary, they are consolidated for financial reporting purposes.

Acquisition of Noncontrolling Interest

In December 2017, we entered into an agreement to acquire the remaining 25% noncontrolling interest in one of our joint ventures for $8 million, including a settlement of $2 million owed to the joint venture from the outside partner. The acquisition of these shares was recorded as an equity transaction, with a $8 million reduction in our paid-in capital in excess of par.

In April 2018, we entered into an agreement to acquire the noncontrolling interests in the Aspire Defence subcontracting entities from our partner. See Note 4 to our consolidated financial statements for discussion of this transaction.

Note 14. Pension Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $56 million in 2018, $52 million in 2017 and $51 million in 2016.

We have two frozen defined benefit plans in the U.S., one frozen plan in the U.K., and one frozen plan in Germany. We also participate in multi-employer plans in Canada. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

Benefit obligations and plan assets

We used a December 31 measurement date for all plans in 2018 and 2017. Plan assets, expenses and obligations for retirement plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2018		2017
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$77	$2,046	$75	$1,970
Acquisitions	—	24	—	—
Service cost	—	2	—	1
Interest cost	2	50	3	53
Foreign currency exchange rate changes	—	(114)	—	186
Actuarial (gain) loss	(4)	(184)	3	(78)
Other	—	—	—	(1)
Plan amendments	—	20	—	—
Benefits paid	(4)	(93)	(4)	(85)
Projected benefit obligations at end of period	$71	$1,751	$77	$2,046
Change in plan assets:
Fair value of plan assets at beginning of period	$59	$1,673	$56	$1,463
Acquisitions	—	24	—	—
Actual return on plan assets	(3)	(28)	7	119
Employer contributions	2	39	1	36
Foreign currency exchange rate changes	—	(96)	—	141
Benefits paid	(4)	(93)	(4)	(85)
Other	—	(1)	(1)	(1)
Fair value of plan assets at end of period	$54	$1,518	$59	$1,673
Funded status	$(17)	$(233)	$(18)	$(373)

In October 2018, a U.K. High Court issued a ruling requiring U.K. defined benefit pension plans to provide equal pension benefits to males and females for guaranteed minimum pensions where plan participants accrued benefits during the period from May 1990 to April 1997. We have accounted for the change in law as a retroactive plan amendment resulting in a $20 million increase to prior service cost in "Other comprehensive income" for the year ended December 31, 2018 and a $20 million increase to the projected benefit obligation of our U.K. pension plan as of December 31, 2018. The prior service cost will be amortized out of AOCI as a component of net periodic benefit cost over the remaining life expectancy of the plan participants.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date. The ABO for our United States pension plans was $71 million and $77 million as of December 31, 2018 and 2017, respectively. The ABO for our international pension plans was $1.8 billion and $2 billion as of December 31, 2018 and 2017, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2018		2017
Amounts recognized on the consolidated balance sheets
Pension obligations	$17	$233	$18	$373

Net periodic cost

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2018		2017		2016
Components of net periodic benefit cost
Service cost	$—	$2	$—	$1	$—	$1
Interest cost	2	50	3	53	3	63
Expected return on plan assets	(3)	(80)	(3)	(77)	(3)	(87)
Settlements/curtailments	—	—	—	—	1	—
Recognized actuarial loss	2	26	1	30	1	28
Net periodic benefit cost	$1	$(2)	$1	$7	$2	$5

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2018 and 2017, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2018		2017
Unrecognized actuarial loss, net of tax of $10 and $203, $10 and $217, respectively	$23	$569	$22	$638
Total in accumulated other comprehensive loss	$23	$569	$22	$638

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2019 are as follows:

Dollars in millions	United States	Int’l
Actuarial loss	$1	$14
Total	$1	$14

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2018		2017		2016
Discount rate	3.33%	2.50%	3.73%	2.60%	3.42%	3.75%
Expected return on plan assets	6.01%	5.20%	6.01%	5.40%	5.00%	6.10%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2018		2017
Discount rate	3.98%	2.90%	3.33%	2.50%

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

The target asset allocation for our U.S. and International plans for 2019 is as follows:

Asset Allocation	2019 Targeted
	United States	Int'l
Equity funds and securities	51%	28%
Fixed income funds and securities	39%	52%
Hedge funds	—%	—%
Real estate funds	1%	2%
Other	9%	18%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2019 and 2018, by asset class, are as follows:

International Plans	2019 Targeted		2018 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	1%	60%	—%	60%
Fixed income funds and securities	—%	99%	—%	100%
Hedge funds	—%	34%	—%	35%
Real estate funds	—%	10%	—%	10%
Other	—%	20%	—%	20%

The range of targeted asset allocations for our U.S. plans for 2019 and 2018, by asset class, are as follows:

Domestic Plans	2019 Targeted		2018 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Cash and cash equivalents	—%	—%	—%	—%
Equity funds and securities	50%	53%	50%	53%
Fixed income funds and securities	37%	40%	37%	40%
Real estate funds	1%	1%	1%	1%
Other	9%	9%	9%	9%

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

A summary of total investments for KBR’s pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2018
United States plan assets
Investments measured at net asset value (a)	$54	$—	$—	$—
Total United States plan assets	$54	$—	$—	$—
International plan assets
Equities	$84	$—	$—	$84
Fixed income	2	—	—	2
Real estate	1	—	—	1
Cash and cash equivalents	8	8	—	—
Other	74	35	—	39
Investments measured at net asset value (a)	1,349	—	—	—
Total international plan assets	$1,518	$43	$—	$126
Total plan assets at December 31, 2018	$1,572	$43	$—	$126

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2017
United States plan assets
Investments measured at net asset value (a)	$59	$—	$—	$—
Total United States plan assets	$59	$—	$—	$—
International plan assets
Equities	$60	$34	$—	$26
Fixed income	5	—	—	5
Real estate	3	—	—	3
Cash and cash equivalents	8	8	—	—
Other	40	—	—	40
Investments measured at net asset value (a)	1,557	—	—	—
Total international plan assets	$1,673	$42	$—	$74
Total plan assets at December 31, 2017	$1,732	$42	$—	$74

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income		Real Estate		Other
International plan assets
Balance as of December 31, 2016	$82	$16	$12		$4		$50
Return on assets held at end of year	(1)	3	—		(1)		(3)
Return on assets sold during the year	3	—	—		—		3
Purchases, sales and settlements	(15)	5	(8)		(1)		(11)
Foreign exchange impact	5	2	1		1		1
Balance as of December 31, 2017	$74	$26	$5		$3		$40
Return on assets held at end of year	(3)	1	—		(1)		(3)
Return on assets sold during the year	8	—	—		1		7
Purchases, sales and settlements, net	39	11	(3)		(2)		33
Transfers	13	48	—	48,000,000	—	48	(35)
Foreign exchange impact	(5)	(2)	—		—		(3)
Balance as of December 31, 2018	$126	$84	$2		$1		$39

Expected cash flows
Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $39 million to our pension plans in 2019.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2019	$5	$63
2020	$5	$65
2021	$5	$66
2022	$5	$68
2023	$5	$70
Years 2024 - 2028	$25	$374

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were immaterial in 2018, $3 million in 2017 and $1 million in 2016. At December 31, 2018, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. Except for $8 million and $6 million of mutual funds included in "Other assets" on our consolidated balance sheets at December 31, 2018 and 2017, respectively, designated for a portion of our employee deferral plan, the plan is unfunded. The mutual funds are carried at fair value which includes readily determinable or published net asset values and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $67 million and $68 million as of December 31, 2018 and 2017, respectively, and are included in "Employee compensation and benefits" in our consolidated balance sheets.

Note 15. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	December 31, 2018	December 31, 2017
Revolving credit agreement, terminated April 2018	$—	$470
Term Loan A	190	—
Term Loan B	796	—
Convertible Notes	350	—
Unamortized debt issuance costs - Term Loan A	(5)	—
Unamortized debt issuance costs and discount - Term Loan B	(18)	—
Unamortized debt issuance costs and discount - Convertible Notes	(65)	—
Total long-term debt	1,248	470
Less: current portion	22	—
Total long-term debt, net of current portion	$1,226	$470

Senior Credit Facility

On April 25, 2018, the Company refinanced its $1 billion Credit Agreement due September 2020 ("Credit Agreement"). The new senior secured credit facility ("Senior Credit Facility") consists of a $500 million revolving credit facility ("Revolver"), a $500 million performance letter of credit facility ("PLOC"), a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. The Term Loan A may be drawn upon until the earlier of becoming fully drawn or June 30, 2019 (the "Availability Period"). Borrowings under the Term Loan A may only be used to fund investments in JKC. See Note 8 to our consolidated financial statements for a discussion on JKC.

On November 12, 2018, the Company entered into an amendment (the “Credit Agreement Amendment”) to its Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto,. The Credit Agreement Amendment amends the Senior Credit Facility to, among other things, permit (i) the issuance of the Convertible Notes (defined below) and our performance of our obligations thereunder and under the indenture governing the Convertible Notes, and the related convertible note hedge transactions and warrant transactions in connection with the Convertible Notes; (ii) an additional $100 million of secured bilateral letter of credit obligations; and (iii) an additional $100 million investment in the Company’s Australian subsidiaries.

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

The Senior Credit Facility contains financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018, may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of December 31, 2018, we were in compliance with our financial covenants.

Convertible Senior Notes

Convertible Senior Notes - On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes"). The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year, beginning on May 1, 2019. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. The effective interest rate on the liability component for the period is 6.50%. The amount of interest cost recognized for the year ended December 31, 2018 relating to the contractual interest coupon and amortization of the discount on the liability was $1 million and $1 million, respectively.

The Convertible Notes were issued pursuant to an indenture dated as of November 15, 2018 (the "Indenture"), between the Company and Citibank, N.A., as trustee (the "Trustee").

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes are senior unsecured obligations.

The proceeds were used to repay $85 million of the Term Loan A and $115 million of the Revolver, maximize committed capital to fund ongoing investments, and pay the $40 million cost of the convertible note hedge transaction described below.

Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. The difference between the principal amount of the notes and the carrying amount represents a debt discount, which is amortized as additional non-cash interest expense over the term of the Convertible Notes. The equity component represents proceeds related to the conversion option and is recorded as additional paid-in capital. The equity component is determined at issuance and is not remeasured as long as it continues to meet the conditions for equity classification.

The balances of the debt and equity components of the Convertible Notes as of December 31, 2018 is as follows:

Dollars in millions	December 31, 2018
Debt component:
Face amount due at maturity	$350
Unamortized debt discount	(57)
Unamortized debt issuance costs (1)	(8)
Debt component - net carrying value	$285
Equity component - net carrying value (2)	$57
(1) Issuance costs of approximately $9 million related to the Convertible Notes were paid to the initial purchasers and third parties. Approximately $8 million of issuance costs of the Convertible Notes was allocated to the liability component and recorded as a contra-liability, presented against the carrying amount of the Convertible Notes, of which $8 million remains unamortized as of December 31, 2018. The debt issuance costs are being amortized to expense over the term of the Convertible Notes using the effective interest method. Interest expense related to the debt issuance costs was not material in 2018.

(2) Approximately $1 million of issuance costs paid to the initial purchasers of the Convertible Notes and third parties was allocated to the equity component and recorded net against additional paid-in capital on the consolidated balance sheets.

Convertible Notes Call Spread Overlay - Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with each of Bank of America, N.A., BNP Paribas, and Citibank, N.A. (the "Option Counterparties"). These transactions represent a Call Spread Overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. Each of these transactions is described below.

The Note Hedge Transactions cost an aggregate $62 million and are expected generally to reduce the potential dilution of common stock and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Note Hedge Transactions, which is initially $25.51 (subject to adjustment), corresponding approximately to the initial conversion price of the Convertible Notes. The Note Hedge Transactions have been accounted for by recording the cost as a reduction to "Additional paid-in capital" based on the Note Hedge meeting certain scope exceptions provided under ASC Topic 815.

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the Option Counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The strike price of the warrants is $40.02 per share (subject to adjustment), which is 164% above the last reported sale price of our common stock on the New York Stock Exchange on December 31, 2018. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as "Additional paid-in capital".

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the Option Counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under our Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $304 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of December 31, 2018, with respect to our $500 million Revolver, we have no outstanding revolver borrowings and have issued $26 million of letters of credit, with $474 million of remaining capacity. With respect to our PLOC, we have $93 million of outstanding letters of credit and $407 million of remaining capacity. With respect to our $304 million of uncommitted lines of credit, we have utilized $209 million for letters of credit as of December 31, 2018, with $95 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $976 million. Of the letters of credit outstanding under our Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $172 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. See Note 13 to our consolidated financial statements for further discussion on the joint venture. Under the terms of the arrangement, Fasttrax Limited operates and maintains 91 heavy equipment transporters HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £88.9 million. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million was replaced when the joint venture partners funded their equity and subordinated debt contributions in 2005.

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56 million and Class B 5.9% Fixed Rate Bonds in the amount of £20.7 million.  Semi-annual payments on both classes of bonds will continue through maturity in 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16.00% over the term of the notes until maturity in 2025.  For financial reporting purposes, only our partner's portion of the subordinated notes appears in the consolidated financial statements.

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2018:

Dollars in millions	Payments Due
2019	$10
2020	$11
2021	$5
2022	$1
2023	$—
Beyond 2023	$—

Note 16. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2018	2017	2016
United States	$44	$84	$(250)
Foreign:
United Kingdom	203	40	55
Australia	10	(28)	38
Canada	(2)	15	(8)
Middle East	61	42	66
Africa	13	20	76
Other	69	76	56
Subtotal	354	165	283
Total	$398	$249	$33

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2018	2017	2016
(Provision) Benefit for income taxes	$(88)	$193	$(84)
Shareholders' equity, foreign currency translation adjustment	(2)	6	(3)
Shareholders' equity, pension and post-retirement benefits	(14)	(27)	45
Shareholders' equity, changes in fair value of derivatives	3	—	—
Total income taxes	$(101)	$172	$(42)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year-ended December 31, 2018
Federal	$(1)	$(6)	$(7)
Foreign	(58)	(20)	(78)
State and other	(2)	(1)	(3)
Provision for income taxes	$(61)	$(27)	$(88)

Year-ended December 31, 2017
Federal	$(6)	$230	$224
Foreign	(122)	92	(30)
State and other	(2)	1	(1)
(Provision) benefit for income taxes	$(130)	$323	$193

Year-ended December 31, 2016
Federal	$(5)	$9	$4
Foreign	(61)	(26)	(87)
State and other	—	(1)	(1)
Provision for income taxes	$(66)	$(18)	$(84)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2018	2017	2016
United Kingdom	$(32)	$(7)	$(6)
Australia	(10)	6	—
Canada	(6)	—	1
Middle East	(16)	(10)	(24)
Africa	(1)	1	(22)
Other	(13)	(20)	(36)
Foreign provision for income taxes	$(78)	$(30)	$(87)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% for 2018 and the statutory rate of 35% for 2017 and 2016 as a result of the following:

	Years ended December 31,
	2018	2017	2016
U.S. statutory federal rate, expected (benefit) provision	21%	35%	35%
Increase (reduction) in tax rate from:
Rate differentials on foreign earnings	(4)	(5)	(28)
Noncontrolling interests and equity earnings	(1)	(2)	(28)
State and local income taxes, net of federal benefit	1	1	—
Other permanent differences, net	4	(8)	54
Contingent liability accrual	3	(2)	41
U.S. taxes on foreign unremitted earnings	—	—	174
Change in valuation allowance	(2)	(90)	3
U.S. tax reform	—	(7)	—
U.K. statutory rate change	—	—	4
Effective tax rate on income from operations	22%	(78)%	255%

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Act making broad and complex changes to the U.S. tax code. The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

SAB 118 measurement period: We have applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018.
As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $18 million. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, we adjusted our provisional amount by $5 million, which was driven by the release of interpretative guidance.

Deemed Repatriation Transition Tax: Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. At December 31, 2017, we were able to make a reasonable estimate of our earnings and profits and computed a Transition Tax of $146 million which was fully offset by foreign tax credits generated by the deemed repatriation as well as previously valued foreign tax credit carryforwards available for use.

In January, April, and August of 2018, the IRS issued guidance and proposed regulations which provides additional clarification on certain aspects of the Transition Tax calculation. We applied this guidance which impacted certain tax elections, increasing our estimated Transition Tax liability to approximately $227 million which was fully offset by foreign tax credits generated by the deemed repatriation as well as foreign tax credit carryforwards available for use.

GILTI: The Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.

We have elected to account for GILTI in the year the tax is incurred.
The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2018	2017
Deferred tax assets:
Employee compensation and benefits	$95	$122
Foreign tax credit carryforwards	267	279
Loss carryforwards	103	90
Insurance accruals	9	8
Allowance for bad debt	2	3
Accrued liabilities	23	30
Construction contract accounting	—	5
Other	3	15
Total gross deferred tax assets	502	552
Valuation allowances	(207)	(217)
Net deferred tax assets	295	335
Deferred tax liabilities:
Construction contract accounting	(1)	—
Intangible amortization	(57)	(20)
Indefinite-lived intangible amortization	(41)	(31)
Fixed asset depreciation	1	2
Accrued foreign tax credit carryforwards	(2)	(4)
Total gross deferred tax liabilities	(100)	(53)
Deferred income tax (liabilities) assets, net	$195	$282

The valuation allowance for deferred tax assets was $207 million and $217 million at December 31, 2018 and 2017, respectively. The net change in the total valuation allowance was a decrease of $10 million in 2018 and a decrease of $325 million in 2017. The valuation allowance at December 31, 2018 was primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

In the fourth quarter of 2017, we achieved twelve quarters of cumulative U.S. taxable income which is inclusive of income generated in various countries within branches of our U.S. subsidiaries.  Income (loss) related to the U.S. branches totaled $96 million, $163 million and $(72) million for the fiscal years 2018, 2017, and 2016, respectively, and is included in the foreign component of income in the notes to the financial statements in our Form 10-K for the Fiscal Year Ended December 31, 2017.  We weighted this positive evidence heavily in our analysis to overcome the previously existing negative evidence of our twelve quarter cumulative loss position.

We concluded that future taxable income and the reversal of deferred tax liabilities, excluding those associated with indefinite-lived intangible assets, were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets.  The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2019 through fiscal year 2028.  We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

As a result of these analyses and considerations, we reversed approximately $223 million of our valuation allowance on U.S. deferred tax assets as of December 31, 2017, $152 million of which related to foreign tax credit carryforwards, and $71 million of which related to other net deferred tax assets.  We did not release all of the valuation allowance as of December 31, 2017 because certain foreign tax credit carry forwards are projected to expire unused. During the year ended December 31, 2018, we further refined our provisional estimates related to the Deemed Repatriation Transition Tax, as well as the impact of additional guidance related to the Tax Act and our estimates of future taxable income. As a result, we further reduced our valuation allowance for U.S. deferred tax assets by $17 million primarily related to foreign tax credit carryforwards.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $753 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $374 million.  While our current projections of taxable income exceed these amounts, changes in our forecasted ability to achieve taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2018 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$363	$(161)	$202
United Kingdom	(10)	—	(10)
Australia	11	(1)	10
Canada	28	(24)	4
Other	10	(21)	(11)
Total	$402	$(207)	$195

At December 31, 2018, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2018	Expiration
Foreign tax credit carryforwards	$252	2019-2028
Foreign net operating loss carryforwards	$147	2019-2038
Foreign net operating loss carryforwards	$124	Indefinite
State net operating loss carryforwards	$735	Various

As a result of the enactment of the U.S. Tax Act, substantially all of our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries were subject to U.S. tax. Repatriations of these foreign earnings will not be subject to additional U.S. tax but may incur withholding and/or state taxes. Although we have provided for taxes on our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries pursuant to the Tax Act, we still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of December 31, 2018, the cumulative amount of permanently reinvested foreign earnings is $1.5 billion. With the enactment of the Tax Act, these previously unremitted earnings have now been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2018	2017	2016
Balance at January 1,	$184	$261	$257
Increases related to current year tax positions	1	2	2
Increases related to tax positions from acquisitions	—	—	14
Increases related to prior year tax positions	18	1	10
Decreases related to prior year tax positions	(45)	(1)	(4)
Settlements	(62)	(80)	(10)
Lapse of statute of limitations	(2)	(1)	(6)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(4)	2	(2)
Balance at December 31,	$90	$184	$261

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $76 million as of December 31, 2018. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $3 million due to settlements with tax authorities and the expirations of statutes of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $19 million and $21 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017, and 2016 we recognized net interest and penalty charges of $1 million, $5 million, and $1 million, respectively, related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to our business activity for periods prior to our separation from our former parent. As of December 31, 2018 and 2017, we have recorded $5 million in "Other liabilities" on our consolidated balance sheets, respectively, for tax related items under the tax sharing agreement. The balance is not due until receipt by KBR of future foreign tax credit refund claim filed with the IRS.

Note 17. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoD, NASA, and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, and the DCMA is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe the completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

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

The U.S. government has issued and has outstanding Form 1s questioning $134 million of billed costs as of December 31, 2018. They had previously paid us $61 million of the questioned costs related to our services on these contracts. The remaining balance of $73 million as of December 31, 2018 is included on our consolidated balance sheets in “Claims and accounts receivable". In addition, we have withheld $26 million from our subcontractors at December 31, 2018 related to these questioned costs, which is included in "Other current liabilities" on our consolidated balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $41 million and $51 million, at December 31, 2018 and 2017, respectively. The balance at December 31, 2018 is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively. The $51 million balance at December 31, 2017 is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $31 million and $20 million, respectively.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of December 31, 2018 we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our consolidated balance sheets.

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

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover the withheld costs in the approximate amount of $45 million plus interest related to the use of PSCs. The Army filed a notice of appeal on October 12, 2017 and filed its brief on April 10, 2018. Oral arguments occurred on January 11, 2019 and we expect a ruling from the ASBCA in mid-2019. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed arbitration with the American Arbitration Association for all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $ $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the G.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other Current Liabilities" with pay-when-paid terms in the contract. As of December 31, 2018, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government. See KBR Contract Claim on FKTC containers below.

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

On July 19, 2017, the trial court issued its ruling granting KBR’s motions to dismiss on jurisdictional ground and for summary judgment.  In lengthy fact findings, the trial court concluded that the military made all the relevant decisions about the use, location and operation of burn pits.  The plaintiffs filed a notice of appeal, which was denied on June 20, 2018 by the Fourth Circuit Court of Appeals. The plaintiffs filed an application for writ of certiorari to the U.S. Supreme Court on September 7, 2018. On January 14, 2019, the U.S. Supreme Court denied the plaintiff's application for writ of certiorari. The matter is now resolved.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. We believe the allegations of fraud by the relators are without merit and, as of December 31, 2018, no amounts have been accrued.

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

Discovery has been ongoing since 2015. The DOJ dropped claims on nine of the thirteen contracts on which they originally brought claims. We expect discovery on the remaining issues to be completed in early 2019. The court will set hearing and trial dates following the completion of discovery. As of December 31, 2018, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. Final briefing was filed in early 2018, and closing arguments were held on March 22, 2018. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. We have filed a motion for reconsideration by a senior panel of judges at the ASBCA and are in the process of preparing an appeal. As of December 31, 2018, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

Note 18. Other Commitments and Contingencies

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

PEMEX and PEP Arbitration

On April 6, 2017, we entered into a settlement agreement with PEMEX and PEP resolving this dispute. The settlement provided for a cash payment to Commisa of $435 million, payment by PEP of all VAT related to the settlement amount and mutual dismissals and releases of all claims related to the EPC 1 project. This matter is now resolved, and all amounts were paid by PEP in April 2017. As a result of the final settlement, we recognized additional revenues and gross profit of $35 million for the year ended December 31, 2017.

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

We had been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. All of these matters have been settled or resolved and as of December 31, 2018 we have not been named in any additional matters.

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

Leases

We are obligated under operating leases, principally for the use of land, offices, equipment, field facilities and warehouses. We recognize minimum rental expenses over the term of the lease. When a lease contains a fixed escalation of the minimum rent or rent holidays, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. We have certain leases for office space where we receive allowances for leasehold improvements. We capitalize these leasehold improvements as property, plant and equipment and deferred lease credits. Leasehold improvements are amortized over the shorter of their economic useful lives or the lease term. Total rent expense was $144 million, $139 million and $154 million in 2018, 2017 and 2016, respectively. The current portion of deferred rent of $5 million and $4 million at December 31, 2018 and 2017, respectively, is recorded in "Other current liabilities" on our consolidated balance sheets and the noncurrent deferred rent of $92 million and $99 million at December 31, 2018 and 2017, respectively, is recorded in "Other liabilities" on our consolidated balance sheets.

Future total rental payments on noncancelable operating leases are as follows:

Dollars in millions	Future rental payments (a)
2019	$76
2020	$48
2021	$39
2022	$32
2023	$29
Beyond 2023	$143

(a)	Amounts presented are net of subleases.

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2018, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $48 million, comprised of $16 million included in "Accrued salaries, wages and benefits," $3 million included in "Other current liabilities" and $29 million included in "Other liabilities" all on our consolidated balance sheets. As of December 31, 2017, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $42 million, comprised of $8 million included in "Accrued salaries, wages and benefits," $9 million included in "Other current liabilities" and $25 million included in "Other liabilities" all on our consolidated balance sheets.

Note 19. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2015	$1,052	$2,070	$595	$(769)	$(831)	$(13)
Share-based compensation	18	18	—	—	—	—
Tax benefit decrease related to share-based plans	1	1	—	—	—	—
Dividends declared to shareholders	(46)	—	(46)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Distributions to noncontrolling interests	(9)	—	—	—	—	(9)
Net income (loss)	(51)	—	(61)	—	—	10
Other comprehensive loss, net of tax	(219)	—	—	—	(219)	—
Balance at December 31, 2016	$745	$2,088	$488	$(769)	$(1,050)	$(12)
Acquisition of noncontrolling interest	(8)	(8)	—	—	—	—
Share-based compensation	12	12	—	—	—	—
Dividends declared to shareholders	(45)	—	(45)	—	—	—
Repurchases of common stock	(53)	—	—	(53)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Investments by noncontrolling interests	1	—	—	—	—	1
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Net income	442	—	434	—	—	8
Other comprehensive income (loss), net of tax	128	—	—	—	129	(1)
Balance at December 31, 2017	$1,221	$2,091	$877	$(818)	$(921)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,365	2,091	1,021	(818)	(921)	(8)
Consolidation and acquisition of noncontrolling interest in Aspire entities (see Note 4)	69	69	—	—	—	—
Share-based compensation	10	10	—	—	—	—
Excess tax benefit related to share-based plans	1	1	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders	(44)	—	(44)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Issuance of convertible debt and call spread overlay	18	18	—	—	—	—
Distributions to noncontrolling interests	(3)	—	—	—	—	(3)
Other noncontrolling interests activity	2	—	—	—	—	2
Net income	310	—	281	—	—	29
Other comprehensive income, net of tax	8	—	—	—	8	—
Balance at December 31, 2018	$1,738	$2,190	$1,258	$(817)	$(913)	$20

Accumulated other comprehensive loss, net of tax

	December 31,
Dollars in millions	2018	2017	2016
Accumulated foreign currency translation adjustments, net of tax of $2 $4 and $(2)	$(307)	$(258)	$(262)
Pension and post-retirement benefits, net of tax of $213 $227 and $254	(592)	(660)	(785)
Fair value of derivatives, net of tax of $3 $0 and $0	(14)	(3)	(3)
Total accumulated other comprehensive loss	$(913)	$(921)	$(1,050)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Pension and post-retirement benefits	Changes in fair value of derivatives	Total
Balance at December 31, 2016	$(262)	$(785)	$(3)	$(1,050)
Other comprehensive income adjustments before reclassifications	4	100	1	105
Amounts reclassified from accumulated other comprehensive income	—	25	(1)	24
Balance at December 31, 2017	$(258)	$(660)	$(3)	$(921)
Other comprehensive income adjustments before reclassifications	(55)	44	(20)	(31)
Amounts reclassified from accumulated other comprehensive income	6	24	9	39
Balance at December 31, 2018	$(307)	$(592)	$(14)	$(913)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

Dollars in millions	December 31, 2018	December 31, 2017	Affected line item on the Consolidated Statements of Operations
Pension and post-retirement benefits
Amortization of actuarial loss (a)	$(28)	$(31)	See (a) below
Tax benefit (expense)	4	6	Provision for income taxes
Net pension and post-retirement benefits	$(24)	$(25)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 14 to our consolidated financial statements for further discussion.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2016	175.9
Common stock issued	0.7
Balance at December 31, 2017	176.6
Common stock issued	0.8
Balance at December 31, 2018	177.4

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2016	33.1	$769
Treasury stock acquired, net of ESPP shares issued	3.4	49
Balance at December 31, 2017	36.5	818
Treasury stock acquired, net of ESPP shares issued	—	(1)
Balance at December 31, 2018	36.5	$817

Dividends

We declared dividends totaling $44 million and $45 million in 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had accrued dividends payable of $11 million and $11 million included in "Other current liabilities" on our consolidated balance sheets.

Note 20. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2018, $160 million remain available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash and the authorization does not have an expiration date.

Share Maintenance Programs

Stock options and restricted stock awards granted under the KBR Stock and Incentive Plan may be satisfied using shares of our authorized but unissued common stock or our treasury share account.

The ESPP allows eligible employees to withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR common stock. These shares are issued from our treasury share account.

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year ending December 31, 2018
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—
Repurchases under the existing share maintenance program	—	—	—
Withheld to cover shares	175,469	15.81	3
Total	175,469	$15.81	$3

	Year ending December 31, 2017
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	3,310,675	$14.93	$49
Repurchases under the existing share maintenance program	34,691	14.93	1
Withheld to cover shares	190,838	15.57	3
Total	3,536,204	$14.96	$53

Note 21. Share-based Compensation and Incentive Plans

Stock Plans

In 2018, 2017 and 2016 share-based compensation awards were granted to employees under KBR share-based compensation plans.

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

At December 31, 2018, approximately 6.1 million shares were available for future grants under the KBR Stock Plan, of which approximately 3.3 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. The fair value of options at the date of grant are estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in 2018, 2017 or 2016.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2018.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2017	2,351,000	$23.99	4.87	$4.60
Granted	—	—
Exercised	(120,767)	14.39
Forfeited	(3,974)	17.04
Expired	(135,740)	27.40
Outstanding at December 31, 2018	2,090,519	$24.34	3.88	$0.83
Exercisable at December 31, 2018	2,088,340	$24.33	3.88	$0.83

The total intrinsic values of options exercised for the years ended December 31, 2018, 2017 and 2016 were $0.1 million, $0.4 million and $0.1 million, respectively. As of December 31, 2018, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. Stock option compensation expense was $0 million in 2018, $1 million in 2017 and $3 million in 2016.  Total income tax benefit recognized in net income for share-based compensation arrangements was $0 million in 2018, $0 million in 2017 and $1 million in 2016.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2018 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2017	1,184,834	$15.15
Granted	678,600	15.93
Vested	(628,169)	15.65
Forfeited	(98,474)	15.31
Nonvested shares at December 31, 2018	1,136,791	$15.32

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2018, 2017 and 2016 was $15.93, $15.11 and $13.94, respectively. Restricted stock compensation expense was $10 million for 2018, $11 million for 2017 and $15 million for 2016.  Total income tax benefit recognized in net income for share-based compensation arrangements during 2018, 2017 and 2016 was $2 million, $4 million, and $5 million, respectively. As of December 31, 2018, there was $10 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.77 years. The total fair value of shares vested was $10 million in 2018, $10 million in 2017 and $11 million in 2016 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $10 million in 2018, $11 million in 2017 and $19 million in 2016 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $2 million recorded to cost of revenues and $8 million to general and administrative expenses on our consolidated statements of operations. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31,
Dollars in millions	2018	2017	2016
Share-based compensation	$10	$12	$18
Income tax benefit recognized in net income for share-based compensation	$2	$4	$6
Incremental compensation cost	$1	$—	$8

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the Company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2018, 2017 and 2016, performance is based 50% on average Total Shareholder Return ("TSR"), as compared to the average TSR of KBR’s peers, and 50% on KBR’s Job Income Sold ("JIS"). In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The JIS calculation is based on the Company's JIS earned at a target level averaged over a three year period. The JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2018, we granted 18 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2018 to December 31, 2020. In 2017, we granted 19 million Cash Performance Awards with a three-year performance period from January 1, 2017 to December 31, 2019. In 2016, we granted 22 million Cash Performance Awards with a three-year performance period from January 1, 2016 to December 31, 2018. Cash Performance Awards forfeited, net of previous plan payout, totaled 3 million units, 5 million units, and 9 million units during the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the outstanding balance for Cash Performance Awards is 47 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2018, 2017 and 2016, we recognized $15 million, $22 million and $5 million , respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $13 million recorded within "Accrued salaries, wages and benefits" and $17 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2018. The liability for Cash Performance Awards includes $17 million recorded within "Accrued salaries, wages and benefits, and $15 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2017

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2018 and 2017, our employees purchased approximately 164,000 and 173,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 22. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Shares in millions	2018	2017	2016
Basic weighted average common shares outstanding	140	141	142
Stock options and restricted shares	1	—	—
Diluted weighted average common shares outstanding	141	141	142

For purposes of applying the two-class method in computing earnings per share, net earnings allocated to participating securities was $1.8 million, or $0.01 per share for fiscal year 2018, $3.0 million, or $0.02 per share for fiscal year 2017, and none for fiscal year 2016. The diluted earnings (loss) per share calculation did not include 1.5 million, 2.1 million, and 3.0 million antidilutive weighted average shares for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $55 million, all of which had durations of 15 days or less. We also had approximately $56 million (gross notional value) of cash flow hedges which had durations of 19 months or less. The cash flow hedges are primarily related to the British Pound and Australian Dollar.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our consolidated balance sheets was immaterial at December 31, 2018 and 2017, respectively. The fair values of these derivatives are considered Level 2 under ASC 820 - Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Years ended December 31,
Gains (losses) dollars in millions	2018	2017
Balance Sheet Hedges - Fair Value	$—	$5
Balance Sheet Position - Remeasurement	(9)	(16)
Net	$(9)	$(11)

Interest rate risk. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our variable rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps. The fair value of the interest rate swaps at December 31, 2018 was $12 million of which $3 million is included in current liabilities and $9 million is included long-term liabilities. The unrealized net losses on these interest rate swaps was $12 million and included in "Accumulated other comprehensive income" as of December 31, 2018.

Certain of our unconsolidated subsidiaries and joint ventures are exposed to interest rate risk through their variable rate borrowings. This variable rate exposure is managed with interest rate swaps. The unrealized net losses on the interest rate swaps held by our unconsolidated subsidiaries and joint ventures was immaterial as of December 31, 2018, 2017 and 2016, respectively.

Note 24. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We are evaluating the impact of the new guidance on its consolidated financial statements. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application under the modified retrospective approach. We have identified approximately 2,000 leases, substantially all of which are expected to be classified as operating leases. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate, equipment and technology operating leases as well as providing significant new disclosures about our leasing activities. We currently expect to elect the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize ROU assets or lease liabilities. Adoption of the ASU will also require significant changes to our business operations and processes including the implementation of new and modifications to existing systems to properly account for lease activity under the new standard.

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

In May 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853) - Determining the Customer of the Operation Services. This ASU is intended to clarify the customer of the operation services in all cases for service concession arrangements. This ASU was adopted concurrently with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and applying the same transition method. The adoption of this ASU was not material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. This ASU is intended to clarify the accounting treatment when there are changes to the terms or conditions of a share based payment award. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of this ASU was not material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) - Improving the
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU was effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of this ASU was not material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow topics with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The adoption of this ASU was not material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Topic 606) which changes the way we recognize revenue and significantly expands the disclosure requirements for revenue arrangements. We adopted Topic 606 on January 1, 2018 using the modified retrospective method. See Note 1 to our consolidated financial statements.

Note 25. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 is presented in the following table. In the following table, the sum of basic and diluted “Net income (loss) attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2018
Total revenues	$1,038	$1,267	$1,278	$1,330	$4,913
Gross profit	81	130	122	123	456
Equity in earnings of unconsolidated affiliates	23	10	21	27	81
Operating income (a)	181	98	103	88	470
Net income	139	62	60	49	310
Net income attributable to noncontrolling interests	(1)	(20)	(2)	(6)	(29)
Net income attributable to KBR	138	42	58	43	281
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.98	$0.30	$0.41	$0.31	$1.99
Net income attributable to KBR per share—Diluted	$0.97	$0.30	$0.41	$0.31	$1.99

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2017
Total revenues	$1,106	$1,094	$1,034	$937	$4,171
Gross profit	82	108	87	65	342
Equity in earnings of unconsolidated affiliates	9	32	23	8	72
Operating income	63	103	73	27	266
Net income (b)	38	79	47	278	442
Net income attributable to noncontrolling interests	(1)	(2)	(2)	(3)	(8)
Net income attributable to KBR (b)	37	77	45	275	434
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.26	$0.54	$0.32	$1.94	$3.06
Net income attributable to KBR per share—Diluted	$0.26	$0.54	$0.32	$1.94	$3.06

(a)	Operating income includes gain on consolidation of Aspire entities of $108 million that occurred in the first quarter of 2018.

(b)
Net income and Net income attributable to KBR in the fourth quarter of 2017 were favorably impacted by a release of a valuation allowance of $223 million on the basis of management's reassessment of the amount of its U.S. deferred tax assets that are more likely than not to be realized and an $18 million favorable impact related to the Tax Act. See Note 16 to our consolidated financial statements.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2018.

Beginning January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers and we implemented changes to our processes and controls related to revenue recognition.  These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

As discussed in Note 4 to our consolidated financial statements, we acquired Stinger Ghaffarian Technologies and Aspire Defence Subcontracting Joint Ventures during 2018. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired business, we excluded these acquisitions from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2018. These acquisitions contributed approximately $458 million to our consolidated total assets as of December 31, 2018 and $875 million to our consolidated revenues for the year ended December 31, 2018. We are in the process of integrating these businesses into our overall internal controls over financial reporting process and plan to include them in our scope for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. During fiscal year 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to lease accounting on our financial statements to facilitate the adoption on January 1, 2019. We do not expect significant changes to our internal control over financial reporting due to the adoption of the new standards.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
KBR, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited KBR, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Stinger Ghaffarian Technologies and Aspire Defence Subcontracting Joint ventures during the year ended December 31, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, these entities’ internal control over financial reporting associated with total assets of $458 million and total revenues of $875 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Stinger Ghaffarian Technologies and Aspire Defence Subcontracting Joint ventures.
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
February 26, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2019 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 58 of this annual report.
2.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among Wyle Inc., KBR Holdings, LLC, Road Runner Merger Sub, Inc., and CSC Shareholder Services LLC dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 1-33146)

2.2
Purchase and Sale Agreement by and among Honeywell International Inc., Honeywell Technology Solutions Inc., and KBR Holdings, LLC dated as of August 12, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 1-33146)

2.3
Equity Purchase Agreement, dated as of February 22, 2018, by and among KBRwyle Technology Solutions, LLC, Kamco Holdings, Inc., the shareholders of Kamco Holdings, Inc., SGT, Inc., and Kamal S. Ghaffarian, in his capacity as Sellers’ Representative and Sellers’ Guarantor (incorporated by reference to Exhibit 2.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 1-33146)

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

4.2
Indenture related to the 2.50% Convertible Senior Notes due 2025, dated as of November 15, 2018, among KBR, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s Annual Report on Form 10-K for the year ended December 31, 2006; File No. 1-33146)

10.3
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.4
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K dated November 20, 2006; File No. 1-33146)

10.5
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.6
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 27, 2018; File No. 1-33146)

10.7
First Amendment to Credit Agreement, dated November 12, 2018, among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 13, 2018; File No. 1-33146)

10.8
Guaranty Agreement dated as of May 18, 2016 by and between KBR, Inc. in favor of Wyle Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 1-33146)

10.9
Guaranty Agreement dated as of August 12, 2016 by and between KBR, Inc. in favor of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 1-33146)

10.10
Guaranty, dated as of February 22, 2018, by and between KBR, Inc. and Kamco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 1-33146)

10.11
Commitment Letter, effective as of February 22, 2018, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KBR, Inc. (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 1-33146)

10.12
Purchase Agreement, dated November 12, 2018, among KBR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.13
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.14
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.15
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.16
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.17
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Warrant Transactions (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.18
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 1-33146)

10.19+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive Proxy Statement dated April 5, 2012; File No. 1-33146)

10.20+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 1-33146)

10.21+
KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.10 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.22+
KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.11 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 1-33146)

10.24+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s Registration Statement on Form S-8 filed on April 13, 2007)

10.26+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.27+	KBR Elective Deferral Plan (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K dated April 9, 2007; File No. 1-33146)

10.28+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K dated December 11, 2013; File No. 1-33146)

10.29+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.32+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 1-33146)

10.34+
Form of revised Nonstatutory Stock Option Agreement pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 1-33146)

10.36+
Form of Restricted Stock Unit Agreement (U.S. Employee - 5 Year Vesting; TSR Requirement) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended September 31, 2014; File No. 1-33146)

10.40+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.41+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.42+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.43+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.44+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2016; File No. 1-33146)

10.45+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146)

10.46+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146)

10.47+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146)

10.48+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146)

10.49+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 1-33146)

10.50+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated August 26, 2008; File No. 1-33146)

10.51+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 1-33146)

10.52+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated April 9, 2014; File No. 1-33146)

10.54+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 1-33146)

10.55+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated December 12, 2016; File No. 1-33146)

10.56+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.47 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 1-33146)

10.57+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.48 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 1-33146)

10.58+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.49 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 1-33146)

10.59+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.50 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 1-33146)

10.60+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.51 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 1-33146)

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

***101
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

+	Management contracts or compensatory plans or arrangements

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Filed with this Form 10-K

**	Furnished with this Form 10-K

***	Interactive data files

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2019

KBR, INC.
(Registrant)

By:	/s/ Stuart Bradie
Stuart Bradie
President and Chief Executive Officer

Dated: February 26, 2019
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
Umberto della Sala

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts
The table below presents valuation and qualifying accounts for continuing operations.

(Dollars in Millions)		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2018:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$12	$3	$—		$(6	) (a)	$9
Reserve for losses on uncompleted contracts	$15	$9	$—		$(18)		$6
Reserve for potentially disallowable costs incurred under government contracts	$60	$13	$2	(b)	$(20)		$55
Year ended December 31, 2017:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$14	$—	$—		$(2	) (a)	$12
Reserve for losses on uncompleted contracts	$63	$4	$—		$(52)		$15
Reserve for potentially disallowable costs incurred under government contracts	$73	$1	$—		$(14)		$60
Year ended December 31, 2016:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$17	$(2)	$—		$(1	) (a)	$14
Reserve for losses on uncompleted contracts	$60	$331	$—		$(328)		$63
Reserve for potentially disallowable costs incurred under government contracts	$50	$10	$16	(b,c)	$(3)		$73

(a)	Receivable write-offs, net of recoveries, and reclassifications.

(b)	Reserves of $2 million were recorded in the 2018 acquisition of SGT; reserves of $10 million were recorded in the 2016 acquisitions of Wyle and HTSI.

(c)	Reserves of $3 million and $6 million were recorded as reductions of revenues, net of reserves no longer required in 2018 and 2016, respectively.

See accompanying report of independent registered public accounting firm.