Form 10-Q
period 2019-03-31
KBR, INC.
filed 2019-05-03
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 1-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4536774
(State of incorporation)	(I.R.S. Employer Identification No.)

601 Jefferson Street, Suite 3400, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 753-3011
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which listed
Common Stock, $0.001 par value	KBR	New York Stock Exchange

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

As of April 23, 2019, there were 141,465,391 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2018 Annual Report on Form 10-K contained in Part I under "Risk Factors" and the risk factors and other cautionary statements contained in our other filings with the SEC.

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

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Solutions
GTL	Gas to liquids
HETs	Heavy equipment transporters
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital
PLOC	Performance Letter of Credit facility
PPE	Property, Plant and Equipment

Acronym	Definition
PSC	Private Security Contractor
SAB	Staff Accounting Bulletin
SEC	U.S. Securities and Exchange Commission
SFO	U.K. Serious Fraud Office
SGA	Selling, General and Administrative
SGT	Stinger Ghaffarian Technologies
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VAT	Value-added tax
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$1,340	$1,038
Cost of revenues	(1,187)	(923)
Gross profit	153	115
Equity in earnings of unconsolidated affiliates	—	23
Selling, general and administrative expenses	(78)	(69)
Acquisition and integration related costs	(1)	(3)
Gain on disposition of assets	4	—
Gain on consolidation of Aspire entities	—	115
Operating income	78	181
Interest expense	(25)	(6)
Other non-operating income (expense)	5	(2)
Income before income taxes and noncontrolling interests	58	173
Provision for income taxes	(16)	(34)
Net income	42	139
Net income attributable to noncontrolling interests	(2)	(1)
Net income attributable to KBR	$40	$138
Net income attributable to KBR per share:
Basic	$0.28	$0.98
Diluted	$0.28	$0.97
Basic weighted average common shares outstanding	141	140
Diluted weighted average common shares outstanding	141	140
Cash dividends declared per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$42	$139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax	1	(2)
Reclassification adjustment included in net income	—	5
Foreign currency translation adjustments, net of taxes of $0 and $(1)	1	3
Pension and post-retirement benefits, net of tax:
Reclassification adjustment included in net income	3	6
Pension and post-retirement benefits, net of taxes of $(1) and $(1)	3	6
Changes in fair value of derivatives:
Changes in fair value of derivatives, net of tax	(3)	—
Reclassification adjustment included in net income	1	—
Changes in fair value of derivatives, net of taxes of $0 and $0	(2)	—
Other comprehensive income, net of tax	2	9
Comprehensive income	44	148
Less: Comprehensive income attributable to noncontrolling interests	(2)	(1)
Comprehensive income attributable to KBR	$42	$147
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$708	$739
Accounts receivable, net of allowance for doubtful accounts of $14 and $9	974	927
Contract assets	186	185
Other current assets	103	108
Total current assets	1,971	1,959
Claims and accounts receivable	99	98
Property, plant, and equipment, net of accumulated depreciation of $367 and $355 (including net PPE of $33 and $35 owned by a variable interest entity)	120	121
Operating lease right-of-use assets	180	—
Goodwill	1,265	1,265
Intangible assets, net of accumulated amortization of $160 and $151	512	516
Equity in and advances to unconsolidated affiliates	810	744
Deferred income taxes	214	222
Other assets	146	147
Total assets	$5,317	$5,072
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$580	$546
Contract liabilities	472	463
Accrued salaries, wages and benefits	229	221
Nonrecourse project debt	10	10
Operating lease liabilities	40	—
Other current liabilities	174	179
Total current liabilities	1,505	1,419
Pension obligations	240	250
Employee compensation and benefits	98	109
Income tax payable	85	84
Deferred income taxes	28	27
Nonrecourse project debt	17	17
Long-term debt	1,223	1,226
Operating lease liabilities	207	—
Other liabilities	119	202
Total liabilities	3,522	3,334
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 178,000,412 and 177,383,302 shares issued, and 141,455,170 and 140,900,032 shares outstanding	—	—
Paid-in capital in excess of par ("PIC")	2,194	2,190
Retained earnings	1,308	1,258
Treasury stock, 36,545,242 shares and 36,483,270 shares, at cost	(818)	(817)
Accumulated other comprehensive loss ("AOCL")	(911)	(913)
Total KBR shareholders’ equity	1,773	1,718
Noncontrolling interests	22	20
Total shareholders’ equity	1,795	1,738
Total liabilities and shareholders’ equity	$5,317	$5,072
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$42	$139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25	13
Equity in earnings of unconsolidated affiliates	—	(23)
Deferred income tax expense	3	25
Gain on disposition of assets	(4)	—
Gain on consolidation of Aspire entities	—	(115)
Other	(4)	11

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(48)	(134)
Contract assets	(1)	(44)
Accounts payable	39	63
Contract liabilities	4	(32)
Accrued salaries, wages and benefits	9	2
Reserve for loss on uncompleted contracts	(1)	(3)
Payments from unconsolidated affiliates, net	1	1
Distributions of earnings from unconsolidated affiliates	7	1
Income taxes payable	12	12
Pension funding	(9)	(10)
Retainage payable	2	—
Subcontractor advances	(3)	(1)
Net settlement of derivative contracts	(3)	3
Other assets and liabilities	(23)	(38)
Total cash flows provided by (used in) operating activities	$48	$(130)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(2)	$(9)
Investments in equity method joint ventures	(70)	(72)
Adjustments to cash due to consolidation of Aspire entities	—	205
Other	3	1
Total cash flows (used in) provided by investing activities	$(69)	$125

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Payments to reacquire common stock	$(3)	$(2)
Acquisition of remaining ownership interest in joint ventures	—	(6)
Payments of dividends to shareholders	(11)	(11)
Net proceeds from issuance of common stock	1	—
Borrowings on revolving credit agreements	—	70
Payments on long-term borrowings	(2)	—
Other	(2)	—
Total cash flows (used in) provided by financing activities	$(17)	$51
Effect of exchange rate changes on cash	7	1
(Decrease) increase in cash and equivalents	(31)	47
Cash and equivalents at beginning of period	739	439
Cash and equivalents at end of period	$708	$486
Supplemental disclosure of cash flows information:
Cash paid for interest	$16	$3
Cash paid for income taxes (net of refunds)	$5	$4
Noncash financing activities
Dividends declared	$11	$11
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Company and Significant Accounting Policies

KBR, Inc., a Delaware corporation, was formed on March 21, 2006, and is headquartered in Houston, Texas. KBR, Inc. and its wholly owned and majority-owned subsidiaries (collectively referred to herein as "KBR", the "Company", "we", "us" or "our") is a global provider of differentiated, professional services and technologies across the asset and program life-cycle within the government services and hydrocarbons industries. Our capabilities include research and development, feasibility and solutions development, specialized technical consulting, systems integration, engineering and design service, process technologies, program management, construction services, commissioning and startup services, highly specialized mission and logistics support solutions, and asset operations and maintenance services and other support services to a diverse customer base, including government and military organizations of the U.S., U.K. and Australia and a wide range of customers across the hydrocarbons value chain.

Our significant accounting policies are detailed in "Note 1. Description of Company and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated statements of operations. We have elected to classify certain indirect costs incurred as overhead (included in "Cost of revenues") or general administrative expenses for U.S. GAAP reporting purposes in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards ("CAS"). Effective January 1, 2019, we established a new CAS structure and revised our disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, $34 million was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on our condensed consolidated statement of operations for the quarter ended March 31, 2018.

	Three Months Ended March 31, 2018
	As	As Previously
Dollars in millions	Reported	Reported
Statement of Operations
Cost of revenues	$(923)	$(957)
Selling, general and administrative expenses	(69)	(35)

Business Reorganization

Effective January 1, 2019, we changed the name of our Government Services segment to "Government Solutions", our Technology segment to "Technology Solutions" and our Hydrocarbons Services segment to "Energy Solutions". The change did not have an impact on our reportable segments.

As of January 1, 2019, our segments consist of the following five reportable segments:

•	Government Solutions

•	Technology Solutions

•	Energy Solutions

•	Non-strategic Business

•	Other

See Note 2 to our condensed consolidated financial statements for further discussion on our segments. We have presented our segment results reflecting these changes for all periods presented. In conjunction with the change in segments, we evaluated goodwill associated with each of our reporting units using Level 3 fair value inputs, and no impairment indicators were identified.

Impact of Adoption of New Accounting Standards
Leases
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition approach. The modified retrospective transition approach provides for an “effective date” method for recording leases that existed or were entered into on or after January 1, 2019, without restating prior-period information. Our unconsolidated joint ventures will adopt the new lease standard effective January 1, 2020.

ASC Topic 842 provided several optional practical expedients for use in transition. We elected to use the package of practical expedients which allowed us to not reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. We did not elect the practical expedient pertaining to the use of hindsight.

The most significant effects of the new standard on our consolidated financial statements are the recognition of new operating lease right-of-use ("ROU") assets and operating lease liabilities on our consolidated balance sheet for operating leases as well as significant new disclosures about our leasing activities as further discussed in Note 16. On January 1, 2019, we recorded "Operating lease right-of-use assets" and “Operating lease liabilities” of approximately $253 million, respectively, based on the present value of the remaining lease payments over the lease term. Additionally, we reclassified current and noncurrent deferred rent of $68 million associated with straight-line accounting and tenant incentives related to existing real estate leases against the initial "Operating lease right-of-use assets" as of January 2019. The adoption of the new standard did not have a material impact on our results of operations or cash flows.

As a result of the adoption, we recorded a cumulative-effect adjustment to retained earnings of $21 million, net of deferred taxes of $7 million, representing the unamortized portion of a deferred gain previously recorded in conjunction with the 2012 sale and leaseback of the office building in Houston, Texas where our corporate headquarters located. We concluded the transaction resulted in the transfer of control of the office building to the buyer-lessor at market terms and therefore would have qualified as a sale under ASC Topic 842 with gain recognition in the period in which the sale was recognized.

We recognized the cumulative effect of initially applying ASC Topic 842 as an adjustment to our assets and liabilities in our consolidated balance sheet as of January 1, 2019, as follows:

	Balance at	Adjustments Due to	Balance at
Dollars in millions	December 31, 2018	ASC 842	January 1, 2019
Assets
Operating lease right-of-use asset	$—	$185	$185
Other current assets	108	(1)	107
Deferred income taxes	222	(7)	215

Liabilities
Operating lease liabilities	—	40	40
Other current liabilities	179	(5)	174
Operating lease liabilities (noncurrent)	—	213	213
Other liabilities (noncurrent)	202	(92)	110

Shareholders' equity
Retained Earnings	1,258	21	1,279

Derivatives and Hedging
Effective January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedge Activities, using the modified retrospective approach. This ASU is intended to improve and simplify accounting rules related to hedge accounting. The adoption of this ASU did not have a material impact to our financial statements.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018, are presented below:

	March 31,	December 31,
Dollars in millions	2019	2018
Current maturities of long-term debt	$27	$22
Reserve for estimated losses on uncompleted contracts	5	6
Retainage payable	35	33
Income taxes payable	34	30
Taxes payable not based on income	5	6
Value-added tax payable	32	33
Insurance payable	1	2
Dividend payable	11	11
Other miscellaneous liabilities	24	36
Total other current liabilities	$174	$179

Other Liabilities

"Other liabilities" on our condensed consolidated balance sheet as of December 31, 2018 included deferred rent primarily related to real-estate leases as well as the unamortized portion of a deferred gain related to a 2012 sale-leaseback real-estate transaction totaling $92 million as of March 31, 2019. See above under "Leases" for further discussion.

Note 2. Business Segment Information

We are organized into three core business segments Government Solutions, Technology Solutions, and Energy Solutions and two non-core business segments. Our three core business segments provide full life cycle professional services, project solutions and technologies across two primary verticals, government and hydrocarbon. Our two non-core business segments are our Non-strategic Business segment, which includes businesses we intend to exit upon completion of existing contracts because they are no longer a part of our future strategic focus, and "Other," which includes our corporate expenses and selling, general and administrative expenses not allocated to the other business segments. Our business segments are described below:
Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. As program management integrator, KBR covers the full spectrum of defense, space, aviation and other government programs and missions from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our acquisitions as described in Note 4 to our condensed consolidated financial statements have been combined with our existing operations within this business segment.

Technology Solutions. Our TS business segment combines KBR's proprietary technologies, equipment and catalyst supply and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. From early planning through scope definition, advanced technologies and project life-cycle support, KBR's Technology Solutions segment works closely with customers to provide the optimal approach to maximize their return on investment.
Energy Solutions. Our ES business segment provides comprehensive project and program delivery capability globally. Our key capabilities leverage our operational and technical excellence as a global provider of EPC for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas (shallow-water, deep-water and subsea); floating solutions (FPUs, FPSO, FLNG & FSRU); maintenance services; and consulting services.
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities that we intend to exit upon completion of existing contracts. All Non-Strategic Business projects are substantially complete. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.
Other. Our Other business segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, selling, general and administrative expenses, acquisition and integration related costs, gain on disposition of assets, gain of consolidation of Aspire entities, and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Three Months Ended
	March 31,
Dollars in millions	2019	2018
Revenues:
Government Solutions	$975	$677
Technology Solutions	92	62
Energy Solutions	272	299
Subtotal	1,339	1,038
Non-strategic Business	1	—
Total revenues	$1,340	$1,038
Gross profit (loss):
Government Solutions	$90	$67
Technology Solutions	27	21
Energy Solutions	36	29
Subtotal	153	117
Non-strategic Business	—	(2)
Total gross profit	$153	$115

Equity in earnings of unconsolidated affiliates:
Government Solutions	$6	$8
Energy Solutions	(6)	15
Subtotal	—	23
Non-strategic Business	—	—
Total equity in earnings of unconsolidated affiliates	$—	$23
Selling, general and administrative expenses:
Government Solutions	$(30)	$(21)
Technology Solutions	(7)	(6)
Energy Solutions	(16)	(21)
Other	(25)	(21)
Subtotal	(78)	(69)
Non-strategic Business	—	—
Total selling, general and administrative expenses	$(78)	$(69)
Acquisition and integration related costs:
Government Solutions	$(1)	$(3)
Technology Solutions	—	—
Energy Solutions	—	—
Other	—	—
Subtotal	(1)	(3)
Non-strategic Business	—	—
Total acquisition and integration related costs	$(1)	$(3)
Gain on disposition of assets:
Government Solutions	$4	$—
Technology Solutions	—	—
Energy Solutions	—	—
Other	—	—
Subtotal	4	—
Non-strategic Business	—	—
Total gain on disposition of assets	$4	$—
Gain on consolidation of Aspire entities:
Government Solutions	$—	$120
Technology Solutions	—	—
Energy Solutions	—	—
Other	—	(5)
Subtotal	—	115
Non-strategic Business	—	—
Total gain on consolidation of Aspire entities	$—	$115
Segment operating income (loss):
Government Solutions	$70	$172
Technology Solutions	20	15
Energy Solutions	14	23
Other	(26)	(27)
Subtotal	78	183
Non-strategic Business	—	(2)
Total segment operating income (loss)	$78	$181

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

We recognized changes to equity earnings as a result of various changes to estimates on the Ichthys LNG project during the three months ended March 31, 2019 and 2018. See Note 9 for a discussion of the matters impacting this project in our Energy Solutions business during the three months ended March 31, 2019.

Note 3. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line and reportable segment was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2019	2018
By Service / Product Types
Government Solutions
Space and Mission Solutions	$197	$78
Engineering	291	252
Logistics	487	347
Total Government Solutions	975	677

Technology Solutions	92	62

Energy Solutions
EPC Projects	79	120
Services and Consulting	193	179
Total Energy Solutions	272	299

Non-strategic business	1	—

Total net revenue	$1,340	$1,038

Government Solutions revenue earned from key U.S. government customers including U.S. DoD agencies and NASA was $763 million and $492 million for the three months ended March 31, 2019 and 2018, respectively. Government Solutions revenue earned from non-U.S. government customers including the U.K. MoD, the Australian Defence Force and others was $212 million and $185 million for the three months ended March 31, 2019 and 2018, respectively.

Revenue by geographic destination was as follows:

	Three Months Ended March 31, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$521	$5	$101	$1	$628
Middle East	198	5	44	—	247
Europe	199	14	41	—	254
Australia	21	—	53	—	74
Canada	—	—	2	—	2
Africa	22	5	18	—	45
Asia	—	61	2	—	63
Other countries	14	2	11	—	27
Total net revenue	$975	$92	$272	$1	$1,340

	Three Months Ended March 31, 2018
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$314	$6	$126	$—	$446
Middle East	165	7	30	—	202
Europe	156	8	46	—	210
Australia	13	1	72	—	86
Canada	—	2	11	—	13
Africa	18	7	2	—	27
Asia	—	31	2	—	33
Other countries	11	—	10	—	21
Total net revenue	$677	$62	$299	$—	$1,038

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended March 31, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$272	$91	$37	$1	$401
Cost Reimbursable	703	1	235	—	939
Total net revenue	$975	$92	$272	$1	$1,340

	Three Months Ended March 31, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$218	$59	$56	$—	$333
Cost Reimbursable	459	3	243	—	705
Total net revenue	$677	$62	$299	$—	$1,038

We recognized revenue of $8 million and $1 million from performance obligations satisfied in previous periods for the three months ended March 31, 2019 and 2018, respectively.

On March 31, 2019, we had $9.8 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 33% of our remaining performance obligations as revenue within one year, 30% in years two through five, and 38% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2019.

We adopted ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018. In connection with the consolidation of the Aspire Defence subcontracting entities in the first quarter of 2018 as further discussed in Note 4, we elected to adopt ASC 606 for each of the remaining unconsolidated Aspire Defence contracting entities effective January 1, 2018. We have availed the SEC exemption under ASU 2017-13 to defer the application of ASC 606 to our remaining unconsolidated joint venture until the fourth quarter of 2019.

Note 4. Acquisitions, Dispositions and Other Transactions

Stinger Ghaffarian Technologies Acquisition

On April 25, 2018, we acquired 100% of the outstanding stock of SGT. SGT is a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The acquisition is reported within our GS business segment. Aggregate base consideration for the acquisition was $355 million, plus $10 million of working capital and other purchase price adjustments set forth in the purchase agreement. We recognized goodwill of $257 million arising from the acquisition.

We recognized direct, incremental costs related to this acquisition of $1 million and $2 million during the three months ended March 31, 2019 and 2018, respectively, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations.

The acquired SGT business contributed $115 million of revenues and $9 million of gross profit for the three months period ended March 31, 2019, within our GS business segment.

Consolidation of Aspire Defence Subcontracting Entities

On January 15, 2018, Carillion, our U.K. partner in the joint ventures that provide the construction and related support services to Aspire Defence Limited, entered into compulsory liquidation and ceased performing services for the project. In accordance with the commercial arrangements of the project company and its lenders, Carillion was excluded from future business and benefit from its interest in the project and we assumed operational management and control of the subcontracting entities.

As a result of Carillion's compulsory liquidation, KBR was deemed the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting entities. Consequently, KBR began consolidating these entities in its financial statements effective January 15, 2018. We accounted for these transactions under the acquisition method of accounting for business combinations in accordance ASC 805 and recognized goodwill of approximately $42 million.

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in KBR's interest as an equity transaction. The difference between the noncontrolling interests of $119 million in the subcontracting entities at the date of acquisition and the cash consideration paid to Carillion was recognized as a net increase to "PIC" of $69 million. We incurred acquisition-related costs of $1 million for the three months ended March 31, 2018, which were recorded in "Acquisition and integration related costs" on our condensed consolidated statements of operations. No acquisition-related costs were recorded for the three months ended March 31, 2019.

The results of operations of the subcontracting entities have been included in our condensed consolidated statements of operations for periods subsequent to assuming control on January 15, 2018. The acquired subcontracting entities contributed $133 million and $105 million of revenues and $12 million and $13 million of gross profit for the three months period ended March 31, 2019 and 2018, respectively, within our GS business segment.

The following supplemental pro forma condensed consolidated results of operations assume that SGT and the Aspire Defence subcontracting entities had been acquired as of January 1, 2017. The supplemental pro forma information was prepared based on the historical financial information of SGT and the Aspire Defence subcontracting entities and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisitions, and the reclassification of the gain on consolidation of the Aspire entities to January 1, 2017. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2017, nor is it indication of future results of operations.

Three Months Ended March 31,
Dollars in millions	2018
Revenue	$1,161
Net income attributable to KBR	44
Diluted earnings per share	$0.31

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

The components of our cash and equivalents balance are as follows:

	March 31, 2019
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$140	$105	$245
Short-term investments (c)	62	47	109
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	350	4	354
Total	$552	$156	$708

	December 31, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$123	$104	$227
Short-term investments (c)	87	107	194
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	315	3	318
Total	$525	$214	$739

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 6. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	March 31, 2019
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$318	$332	$650
Technology Solutions	22	51	73
Energy Solutions	84	167	251
Subtotal	424	550	974
Non-strategic Business	—	—	—
Total	$424	$550	$974

	December 31, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$266	$334	$600
Technology Solutions	11	62	73
Energy Solutions	69	185	254
Subtotal	346	581	927
Non-strategic Business	—	—	—
Total	$346	$581	$927

Note 7. Contract Assets and Contract Liabilities

Our contract assets by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2019	2018
Government Solutions	$114	$123
Technology Solutions	26	19
Energy Solutions	46	43
Subtotal	186	185
Non-strategic Business	—	—
Total	$186	$185

Our contract liabilities by business segment are as follows:

	March 31,	December 31,
Dollars in millions	2019	2018
Government Solutions	$280	$261
Technology Solutions	93	98
Energy Solutions	95	100
Subtotal	468	459
Non-strategic Business	4	4
Total	$472	$463

Revenue recognized for the three months ended March 31, 2019, that was included in the contract liability balance at December 31, 2018, was $84 million.

Note 8. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $99 million and $98 million as of March 31, 2019, and December 31, 2018, respectively. Claims and accounts receivable primarily reflects claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $73 million as of March 31, 2019, and December 31, 2018, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 14 of our condensed consolidated financial statements for additional information. The amount also includes $26 million and $25 million as of March 31, 2019, and December 31, 2018, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 9. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2019	2018
Amounts included in project estimates-at-completion at January 1,	$973	$924
Increase (decrease), including foreign currency effect	16	(17)
Amounts included in project estimates-at-completion at March 31,	$989	$907
Amounts recognized over time based on progress at March 31,	$965	$843

As of March 31, 2019, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
KBR intends to vigorously pursue approval and collection of amounts still due under all unapproved change orders and claims, against the clients and recoveries from subcontractors. Further, there are additional claims that KBR believes it is entitled to recover from its client and from subcontractors but which have been excluded from estimated revenues and profits at completion as appropriate under U.S. GAAP. These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, client claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and any material change could have a material adverse effect on our results of operations, financial position and cash flows.

Ichthys LNG Project

Project Status

We have a 30% ownership interest in the JKC joint venture, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes.
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

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to the cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the cost-reimbursable scope of the contract between JKC and its client. However, the client disputed some of these contract price adjustments and subsequently withheld certain payments. In order to facilitate the continuation of work under the contract while we worked to resolve this dispute, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC and consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client has reserved its contractual rights under this funding mechanism, settlement funds (representing the interim contract price adjustment) have been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Funding Deed by the client.

If JKC's claims against its client which were funded under the Funding Deed remain unresolved by December 31, 2020, JKC will be required to refund sums funded by the client under the terms of the Funding Deed. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above is $161 million and $159 million as of March 31, 2019, and December 31, 2018, respectively. The difference in these values is due to exchange rate fluctuations.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at March 31, 2019. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017.  Pursuant to this decision, JKC is undertaking steps for a formal contract adjustment to the cost-reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of March 31, 2019. However, our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. Our client does not agree with the impact of the arbitration award and, accordingly, we have initiated a new proceeding to obtain further determination from the arbitration tribunal.

There has been deterioration of paint and insulation on certain exterior areas of the plant. The client previously requested and funded, paint remediation for a portion of the facilities. JKC’s profit estimate at completion includes a portion of revenues and costs for these remediation activities. Revenue for the client-funded amounts are reflected in the table above. In the first quarter of 2019, the client demanded repayment of the amounts previously funded to JKC. JKC is disputing the client's demand. The client has also requested a proposal to remediate any remaining non-conforming paint and insulation, but JKC and its client have not resolved the nature and extent of the non-conformances, the method and degree of remediation that was and is required, or who is responsible. We believe the remaining remediation costs could be material given the plant is now operating and there will be several operating constraints on any such works.

In addition, JKC has started proceedings against the paint manufacturer and initiated claims against the subcontractors. JKC has also made demands on insurance policies in respect of these matters. In the first quarter of 2019, we received an unfavorable ruling in arbitration with one of the subcontractors resulting in a decrease in estimated recoveries. Proceedings and claims against the paint manufacturer, remaining subcontractors and insurance policies are ongoing.

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

As of March 31, 2019, JKC claims against the Consortium were approximately $1.9 billion for recovery of JKC's costs. The arbitration is set for hearing in the first half of 2020. JKC has also recently initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. A hearing on JKC's suit against the parent companies occurred in March 2019. We await a decision from the court.

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

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through arbitration, we have funded and continue to fund our proportionate share of the working capital requirements of JKC to complete the project. During the year ended December 31, 2018, we made investment contributions to JKC of approximately $344 million to fund the ongoing project execution activities. During the three months ended March 31, 2019, we made additional investment contributions to JKC of approximately $69 million to fund the ongoing project execution activities. Our projection of total investment contributions to complete the project is approximately $500 million, thus leaving approximately $87 million to fund later in 2019.

If our estimates to complete the project increase, or if we experience unfavorable outcomes associated with the various legal and commercial disputes, our projection of total investment contributions could increase which could have a material adverse effect on our financial position and cash flows. Further, if our partner(s) in JKC do not fulfill their responsibilities under the JKC

JV agreement or subcontract, we could be exposed to additional funding requirements as a result of the nature of the JKC JV agreement.

As of March 31, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined on the basis of information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at March 31, 2019, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

All of the Ichthys LNG project commercial matters are complex and involve multiple interests, including the client, suppliers and other third parties. Ultimate resolution may not occur in the near term. Our current estimates for resolving these matters may prove inaccurate and, if so, any material change could have a material adverse effect on our results of operations, financial position and cash flows.

See Note 10 to our condensed consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnership, corporation, undivided interest and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended March 31,	Year Ended December 31,
Dollars in millions	2019	2018
Beginning balance at January 1,	$744	$387
Cumulative effect of change in accounting policy (a)	—	87
Adjusted balance at January 1,	744	474
Equity in earnings of unconsolidated affiliates	—	81
Distributions of earnings of unconsolidated affiliates	(7)	(75)
Payments from (advances to) unconsolidated affiliates, net	(1)	(12)
Investments (b)	70	344
Foreign currency translation adjustments	4	(33)
Other	—	(35)
Ending balance	$810	$744

(a)
Deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)	For the three months ended March 31, 2019, investments include a $69 million investment to fund JKC. In 2018, the total amount of investments were made to fund JKC.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of March 31, 2019, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	March 31, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$16	$8
Aspire Defence Limited	$74	$5
JKC joint venture (Ichthys LNG project)	$511	$28
U.K. Road project joint ventures	$39	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$52	$1

	December 31, 2018
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$15	$8
Aspire Defence Limited	$80	$5
JKC joint venture (Ichthys LNG project)	$376	$32
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$42	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the three months ended March 31, 2019 and 2018, our revenues included $175 million and $162 million, respectively, related to the services we provided to our unconsolidated joint ventures, primarily the Aspire Defence Limited joint venture within our GS business segment and the JKC joint venture within our ES business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2019, and December 31, 2018 are as follows:

	March 31,	December 31,
Dollars in millions	2019	2018
Accounts receivable, net of allowance for doubtful accounts	$36	$43
Contract assets (a)	$3	$1
Contract liabilities (a)	$35	$38
Accounts payable	$13	$2

(a)	Reflects contract assets and contract liabilities primarily related to joint ventures within our ES business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2019
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
Fasttrax Limited (Fasttrax project)	$52	$35
Aspire Defence subcontracting entities (Aspire Defence project)	$596	$330

Dollars in millions	December 31, 2018
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
Fasttrax Limited (Fasttrax project)	$49	$34
Aspire Defence subcontracting entities (Aspire Defence project)	$589	$324

Note 11. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	$1	$13	$1	$13
Expected return on plan assets	(1)	(20)	(1)	(21)
Recognized actuarial loss	—	4	—	7
Net periodic benefit cost	$—	$(3)	$—	$(1)

For the three months ended March 31, 2019, we have contributed approximately $9 million of the $39 million we expect to contribute to our plans in 2019.

Note 12. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	March 31, 2019	December 31, 2018
Term Loan A	$190	$190
Term Loan B	794	796
Convertible Notes	350	350
Unamortized debt issuance costs - Term Loan A	(5)	(5)
Unamortized debt issuance costs and discount - Term Loan B	(17)	(18)
Unamortized debt issuance costs and discount - Convertible Notes	(62)	(65)
Total long-term debt	1,250	1,248
Less: current portion	27	22
Total long-term debt, net of current portion	$1,223	$1,226

Senior Credit Facility

The senior secured credit facility ("Senior Credit Facility") consists of a $500 million revolving credit facility ("Revolver"), a $500 million performance letter of credit facility ("PLOC"), a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. The Term Loan A may be drawn upon until the earlier of becoming fully drawn or June 30, 2019 (the "Availability Period"). Borrowings under the Term Loan A may only be used to fund investment contributions in JKC. See Note 9 to our condensed consolidated financial statements for a discussion on JKC.

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

The Senior Credit Facility contains financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018, may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of March 31, 2019, we were in compliance with our financial covenants.

Convertible Senior Notes

Convertible Senior Notes - On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture (the "Indenture") between us and Citibank, N.A., as trustee (the "Trustee"). The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year, beginning on May 1, 2019. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. The effective interest rate on the liability component for the period is 6.50%. The amount of interest cost recognized for the three months ended March 31, 2019, relating to the contractual interest coupon and amortization of the discount on the liability was $2.2 million and $2.6 million, respectively.

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.20 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes are senior unsecured obligations.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under our Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $324 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of March 31, 2019, with respect to our $500 million Revolver, we have no outstanding revolver borrowings and have issued $26 million of letters of credit, with $474 million of remaining capacity. With respect to our PLOC, we have $93 million of outstanding letters of credit and $407 million of remaining capacity. With respect to our $324 million of uncommitted lines of credit, we have utilized $222 million for letters of credit as of March 31, 2019, with $102 million of remaining capacity. The total remaining capacity of these committed and uncommitted lines of credit is approximately $983 million. Of the letters of credit outstanding under our Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $172 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Nonrecourse Project Debt

Fasttrax Limited, a joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. Fasttrax Limited operates and maintains 91 HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan totaling approximately £88.9 million. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment. The bridge loan of approximately £12.2 million was replaced when joint venture partners funded their equity and subordinated debt contributions in 2005.

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

Note 13. Income Taxes

The effective tax rate was approximately 27% and 20% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate for the three months ended March 31, 2019, as compared to the U.S. statutory rate of 21%, was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The three months ending March 31, 2018, was impacted by discrete tax expense as a result of obtaining control of the Aspire Defence project subcontracting joint ventures, which was recorded at a lower rate than our estimated annual tax rate for 2018.

Our estimated annual effective rate for 2019 is 26% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2019 earnings are generated.

The valuation allowance for deferred tax assets as of March 31, 2019, and December 31, 2018, was $204 million and $207 million, respectively. The change in the valuation allowance was a decrease of $3 million and decrease of $1 million for the three months ended March 31, 2019 and 2018, respectively. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018, was $90 million.

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

The U.S. government has issued and has outstanding Form 1s questioning $134 million of billed costs as of March 31, 2019. They had previously paid us $61 million of the questioned costs related to our services on these contracts. The remaining balance of $73 million as of March 31, 2019, is included on our condensed balance sheets in “Claims and accounts receivable". In addition, we have withheld $26 million from our subcontractors at March 31, 2019, related to these questioned costs, which is included in "Other current liabilities" on our condensed balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $41 million as of March 31, 2019, and December 31, 2018. The balance at March 31, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $25 million and $16 million, respectively. The balance at December 31, 2018, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively.

Private Security Contractors.  Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of March 31, 2019, we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

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

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover the withheld costs in the approximate amount of $45 million plus interest related to the use of PSCs. The Army filed a notice of appeal on October 12, 2017, and filed its brief on April 10, 2018. Oral arguments occurred on January 11, 2019, and we expect a ruling from the ASBCA in mid-2019. Accordingly, we believe that we are entitled to reimbursement by the Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. At this time, we believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government. Suits brought by private individuals are called "qui tams." We believe the costs of litigation and any damages that may be awarded in the FKTC matters described below are billable under the LogCAP III. All costs billed under LogCAP III are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other current liabilities" with pay-when-paid terms in the contract. As of March 31, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government. See KBR Contract Claim on FKTC containers below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. We believe the allegations of fraud by the relators are without merit and, as of March 31, 2019, no amounts have been accrued.

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

Discovery has been ongoing since 2015. The DOJ dropped claims on nine of the thirteen contracts on which they originally brought claims. We expect discovery on the remaining issues to be completed in early 2019. The court will set hearing and trial dates following the completion of discovery. As of March 31, 2019, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. Final briefing was filed in early 2018 and closing arguments were held on March 22, 2018. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. We have filed a motion for reconsideration by a senior panel of judges at the ASBCA and are in the process of preparing an appeal. As of March 31, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

Note 15. Other Commitments and Contingencies

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

Note 16. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 90% of our lease obligations at March 31, 2019. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purpose of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

Certain leases include payments that are based solely on an index or rate. These variable lease payments are included in the calculation of the ROU asset and lease liability. Other variable lease payments, such as usage-based amounts, are excluded from the ROU asset and lease liability, and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.

In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. We exclude these non-lease components in calculating the ROU asset and lease liability for real estate leases and expense them as incurred. For all other types of leases, non-lease components are included in calculating our ROU assets and lease liabilities.

The components of lease costs for the three months ended March 31, 2019 were as follows:

March 31,
Dollars in millions	2019
Operating lease cost	$14
Short-term lease cost	20
Total lease cost	$34
Total short-term lease commitments as of March 31, 2019 was approximately $71 million. Additional information related to leases was as follows:

March 31,
Dollars in millions	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15
Right-of-use assets obtained in exchange for new operating lease liabilities	12
Weighted-average remaining lease term-operating	8.0
Weighted-average discount rate-operating leases	7.6%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of March 31, 2019, are as follows:

	Year
Dollars in millions	2019	2020	2021	2022	2023	Thereafter	Total
Future payments - operating leases	42	50	41	34	30	143	340

Dollars in millions	Operating Leases
Total future payments	$340
Less imputed interest	(93)
Present value of future lease payments	$247
Less current portion of lease obligations	(40)
Noncurrent portion of lease obligations	$207

Note 17. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2018	$1,738	$2,190	$1,258	$(817)	$(913)	$20
Cumulative adjustment for the adoption of ASC 842	21	—	21	—	—	—
Adjusted balance at January 1, 2019	1,759	2,190	1,279	(817)	(913)	20
Share-based compensation	3	3	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Net income	42	—	40	—	—	2
Other comprehensive income, net of tax	2	—	—	—	2	—
Balance at March 31, 2019	$1,795	$2,194	$1,308	$(818)	$(911)	$22

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2017	$1,221	$2,091	$877	$(818)	$(921)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,365	2,091	1,021	(818)	(921)	(8)
Consolidation of Aspire entities	122	—	—	—	—	122
Share-based compensation	3	3	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(2)	—	—	(2)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	4	—	—	—	—	4
Net income	139	—	138	—	—	1
Other comprehensive income, net of tax	9	—	—	—	9	—
Balance at March 31, 2018	$1,631	$2,094	$1,148	$(818)	$(912)	$119

Accumulated other comprehensive loss, net of tax

	March 31,
Dollars in millions	2019	2018
Accumulated foreign currency translation adjustments, net of tax of $2 and $3	$(306)	$(255)
Pension and post-retirement benefits, net of tax of $212 and $226	(589)	(654)
Fair value of derivatives, net of tax of $3 and $0	(16)	(3)
Total accumulated other comprehensive loss	$(911)	$(912)

Changes in accumulated other comprehensive loss, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2018	$(307)	$(592)	$(14)	$(913)
Other comprehensive income adjustments before reclassifications	1	—	(3)	(2)
Amounts reclassified from accumulated other comprehensive income	—	3	1	4
Balance at March 31, 2019	$(306)	$(589)	$(16)	$(911)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2017	$(258)	$(660)	$(3)	$(921)
Other comprehensive income adjustments before reclassifications	(2)	—	—	(2)
Amounts reclassified from accumulated other comprehensive income	5	6	—	11
Balance at March 31, 2018	$(255)	$(654)	$(3)	$(912)

Reclassifications out of accumulated other comprehensive loss, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2019	2018	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(4)	$(7)	See (a) below
Tax benefit	1	1	Provision for income taxes
Net pension and post-retirement benefits	$(3)	$(6)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our condensed consolidated financial statements for further discussion.

	Three Months Ended March 31,
Dollars in millions	2019	2018	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$(5)	Gain on consolidation of Aspire entities
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$—	$(5)	Net of tax

Note 18. Share Repurchases

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	March 31, 2019
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	160,635	$19.77	$3
Total	160,635	$19.77	$3

	Three Months Ended
	March 31, 2018
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	154,285	$15.43	$2
Total	154,285	$15.43	$2

Note 19. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2019	2018
Basic weighted average common shares outstanding	141	140
Stock options and restricted shares	—	—
Diluted weighted average common shares outstanding	141	140

For purposes of applying the two-class method in computing income per share, there was $0.3 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended March 31, 2019. Net earnings allocated to participating securities for the three months ended March 31, 2018, was $0.8 million, or a negligible amount per share. The diluted income per share calculation did not include 1.7 million antidilutive weighted average shares for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $23 million, all of which had durations of 17 days or less. We also had approximately

$26 million (gross notional value) of cash flow hedges which had durations of 16 months or less. The cash flow hedges are primarily related to the British Pound and Australian Dollar.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at March 31, 2019, and December 31, 2018. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended
	March 31,
Gains (losses) dollars in millions	2019	2018
Balance Sheet Hedges - Fair Value	$—	$2
Balance Sheet Position - remeasurement	3	(8)
Net	$3	$(6)

Interest rate risk. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our variable rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps. The fair value of the interest rate swaps at March 31, 2019, was $15 million of which $3 million is included in current liabilities and $12 million is included long-term liabilities. The unrealized net losses on these interest rate swaps was $15 million and included in "Accumulated other comprehensive income" as of March 31, 2019. The fair value of the interest rate swaps at December 31, 2018 was $12 million of which $3 million is included in current liabilities and $9 million is included long-term liabilities. The unrealized net losses on these interest rate swaps was $12 million and included in "Accumulated other comprehensive income" as of December 31, 2018.

Note 21. Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect adoption of this ASU to be material to our ongoing financial reporting or on known trends, demands, uncertainties and events in our business.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable supportable forecast and is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods after December 15, 2018, including interim periods within those annual periods. We are currently in the process of assessing the impact of this ASU on our financial statements. We have not yet determined the effect of the standard on our ongoing financial reporting or the future impact of adoption on known trends, demands, uncertainties and events in our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes, and our 2018 Annual Report on Form 10-K.

Overview

Our business is organized into three core and two non-core business segments supporting the government services and hydrocarbons markets as follows:

Core business segments

•	Government Solutions

•	Technology Solutions

•	Energy Solutions

Non-core business segments

•	Non-strategic Business

•	Other

See additional information on our business segments, including detail with respect to changes to our reportable segments that became effective this quarter, in Notes 1 and 2 to our condensed consolidated financial statements.

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

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Overview of Financial Results

For the three months ended March 31, 2019, we generated revenues of $1.3 billion and net income attributable to KBR of $40 million, compared to revenues of $1.0 billion and net income attributable to KBR of $138 million for the three months ended March 31, 2018. The increase in revenues were primarily driven by organic growth on existing projects and our acquisition of SGT in second quarter 2018 in our GS business segment, organic growth in our TS business segment and new projects in our ES business segment. Net income for the three months ended March 31, 2018 included the $115 million gain on consolidation of the Aspire subcontracting entities.

Our GS business segment generated revenues of $975 million and gross profits plus equity in earnings of $96 million for the three months ended March 31, 2019, compared to revenues of $677 million and gross profits plus equity in earnings of $75 million for the three months ended March 31, 2018. The improvements were driven by strong organic growth within our logistics and engineering services business areas and $115 million in additional revenues from the acquisition of SGT in second quarter 2018 as discussed in Note 4 to our condensed consolidated financial statements.

Our TS business segment generated revenues of $92 million and gross profits of $27 million for the three months ended March 31, 2019, compared to revenues of $62 million and gross profits of $21 million for the three months ended March 31, 2018. The increase in revenue was primarily attributable to increased activity in proprietary equipment sales. Profit margins were favorably impacted by higher revenue volume and equipment mix in the three months ended March 31, 2019, resulting in higher gross profits compared to the three months ended March 31, 2018.

Our ES business segment generated revenues of $272 million and gross profit plus equity in earnings of $30 million for the three months ended March 31, 2019, compared to revenues of $299 million and gross profits plus equity in earnings of $44 million for the three months ended March 31, 2018. The decrease in revenue was primarily caused by projects that were completed or substantially completed during the last 12 months, and decreases in revenue and equity earnings also decreased as a result of the wind down of our Ichthys LNG project. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Our Non-strategic Business segment generated revenues of $1 million and no gross profit for the three months ended March 31, 2019, compared to no revenues and $2 million gross loss for the three months ended March 31, 2018. All Non-Strategic Business projects are substantially complete as of March 31, 2019. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

The information below is an analysis of our consolidated results for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Revenues	$1,340	$1,038	$302	29%

The increase in consolidated revenues was primarily driven by strong organic growth within our GS logistics and engineering services business areas, an additional $115 million of revenues from the acquisition of SGT in second quarter 2018 and an increase in the TS segment. The increase was partially offset by decreased revenue in our ES segment caused by reduced activity, the completion or near completion of several projects in the U.S. and a decrease in revenue from services we provide to the Ichthys LNG project. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Gross Profit	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gross profit	$153	$115	$38	33%

The increase in gross profit was primarily caused by strong organic growth in our GS logistics and engineering services business areas, higher revenue volume for the TS segment, and an increase in the ES segment due to a settlement on an ammonia project in the U.S.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Equity in earnings of unconsolidated affiliates	$—	$23	$(23)	(100)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to a decrease in progress on our Ichthys LNG project in our ES business segment. We also recognized an impairment charge associated with an equity method investment in Mexico. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Selling, General and Administrative Expenses	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Selling, general and administrative expenses	$(78)	$(69)	$9	13%

The increase in selling, general and administrative expenses was primarily due to $3 million of SG&A expenses related to SGT which was acquired on April 25, 2018, and increased expense due to the organic growth in our GS business segment. These increases were partially offset by a decline in SG&A expenses related to our ES business segment. Selling, general and administrative expenses in the three months ended March 31, 2019 and 2018 included $25 million and $21 million, respectively, related to corporate activities and $53 million and $48 million, respectively, related to the business segments.

Acquisition and Integration Related Costs	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Acquisition and integration related costs	$(1)	$(3)	$(2)	(67)%

The acquisition and integration related costs are primarily comprised of direct, incremental costs related to the acquisition of SGT.

Gain on Consolidation of Aspire Entities	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gain on consolidation of Aspire entities	$—	$115	$(115)	(100)%

The gain on consolidation of Aspire entities was recognized upon the consolidation of the Aspire Defence subcontracting entities for the three months ended March 31, 2018. See Note 4 to our condensed consolidated financial statements for additional information.

Interest Expense	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Interest expense	$(25)	$(6)	$19	317%

The increase in interest expense was primarily due to increased borrowings as a result of the refinancing transaction and Convertible Notes as discussed in Note 12 to our condensed consolidated financial statements.

Other Non-operating Income (Loss)	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Other non-operating income (loss)	$5	$(2)	$7	350%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income and expense items. The increase in other non-operating income was primarily due to foreign exchange gains.

Provision for Income Taxes	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Income before provision for income taxes and noncontrolling interests	$58	$173	$(115)	(66)%
Provision for income taxes	$(16)	$(34)	$(18)	(53)%

Our provision for income taxes for the three months ended March 31, 2019, reflects a 27% tax rate as compared to a 20% tax rate for the three months ended March 31, 2018. The effective tax rate of 27% for the three months ended March 31, 2019 was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The effective tax rate of 20% for the three months ended March 31, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence subcontracting entities that was recorded at a lower rate than our estimated annual tax rate for 2018. See Note 13 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Net income attributable to noncontrolling interests	$(2)	$(1)	$1	100%

The increase in net income attributable to noncontrolling interests was primarily due to earnings from our GS and TS business segments.

Results of Operations by Business Segment

We analyze the financial results for each of our five business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our condensed consolidated financial statements.

	Three Months Ended March 31,
Dollars in millions	2019	2018
Revenues
Government Solutions	$975	$677
Technology Solutions	92	62
Energy Solutions	272	299
Other	—	—
Subtotal	1,339	1,038
Non-strategic Business	1	—
Total	$1,340	$1,038

Gross profit (loss)
Government Solutions	$90	$67
Technology Solutions	27	21
Energy Solutions	36	29
Other	—	—
Subtotal	153	117
Non-strategic Business	—	(2)
Total	$153	$115

Equity in earnings of unconsolidated affiliates
Government Solutions	$6	$8
Technology Solutions	—	—
Energy Solutions	(6)	15
Other	—	—
Subtotal	—	23
Non-strategic Business	—	—
Total	$—	$23

Total general and administrative expenses	$(78)	$(69)

Acquisition and integration related costs	$(1)	$(3)

Gain on disposition of assets	$4	$—

Gain on consolidation of Aspire entities	$—	$115

Total operating income	$78	$181

Government Solutions

GS revenues increased by $298 million, or 44%, to $975 million in the three months ended March 31, 2019, compared to $677 million in the three months ended March 31, 2018. This increase was primarily due to an additional $115 million of revenues from the acquisition of SGT in second quarter 2018, increase in volume in Aspire Defence Capital Works, and strong organic growth in our logistics and engineering services business areas. See Note 4 to our condensed consolidated financial statements for more information on the consolidation of the Aspire Defence subcontracting entities and the acquisition of SGT.

GS gross profit increased by $23 million, or 34%, to $90 million in the three months ended March 31, 2019, compared to $67 million in the three months ended March 31, 2018. This increase was primarily due to $9 million of gross profit from the acquisition of SGT, and increases from organic revenue growth in our logistics and engineering services business areas.

GS equity in earnings of unconsolidated affiliates decreased by $2 million, or 25%, to $6 million in the three months ended March 31, 2019, compared to $8 million in the three months ended March 31, 2018. This decrease was primarily due to the consolidation of the Aspire Defence subcontracting entities in January 2018.

Technology Solutions

TS revenues increased by $30 million, or 48%, to $92 million in the three months ended March 31, 2019, compared to $62 million in the three months ended March 31, 2018, primarily due to timing of proprietary equipment sales.

TS gross profit increased by $6 million, or 29%, to $27 million in the three months ended March 31, 2019, compared to $21 million in the three months ended March 31, 2018, primarily driven by the increased revenue volume from proprietary equipment sales at lower margins.

Energy Solutions

ES revenues decreased by $27 million, or 9%, to $272 million in the three months ended March 31, 2019, compared to $299 million in the three months ended March 31, 2018. This decrease was primarily due to reduced activity, projects at or near completion of several projects in the U.S. and decrease in revenue from services we provide to the Ichthys LNG project. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

ES gross profit increased by $7 million, or 24%, to $36 million in the three months ended March 31, 2019, compared to $29 million in the three months ended March 31, 2018. This increase was primarily due to a settlement on an ammonia project in the US.

ES equity in earnings of unconsolidated affiliates decreased by $21 million, or 140%, to a loss of $6 million in the three months ended March 31, 2019, compared to earnings of $15 million in the three months ended March 31, 2018. This decrease was primarily due to a decrease in earnings on the Ichthys LNG project. We also recognized an impairment charge associated with an equity method investment in Latin America. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

Non-strategic Business earned revenues of $1 million in the three months ended March 31, 2019, compared to $0 million in the three months ended March 31, 2018. Revenues in the Non-strategic Business are primarily associated with close-out activities on completed projects as we exit the business.

Non-strategic Business incurred no profit or loss in the three months ended March 31, 2019, compared to a loss of $2 million in the three months ended March 31, 2018. This change was primarily due to close-out activities on completed projects in the three months ended March 31, 2018 as we exit the business.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys JV.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.1 billion at March 31, 2019, and $3.0 billion at December 31, 2018. We consolidate joint ventures which are majority-owned and controlled or are VIEs in which we are the primary beneficiary. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $5.3 billion at March 31, 2019, and December 31, 2018.

The following table summarizes our backlog by business segment for the periods ended March 31, 2019, and December 31, 2018, respectively:

	March 31,	December 31,
Dollars in millions	2019	2018
Government Solutions	$10,775	$11,005
Technology Solutions	547	594
Energy Solutions	2,278	1,896
Subtotal	13,600	13,495
Non-strategic Business	2	2
Total backlog	$13,602	$13,497

We estimate that as of March 31, 2019, 31% of our backlog will be executed within one year. Of this amount, 81% will be recognized in revenues on our condensed consolidated statement of operations and 19% will be recorded by our unconsolidated joint ventures. As of March 31, 2019, $57 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2019, 9% of our backlog was attributable to fixed-price contracts, 56% was attributable to PFIs and 35% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2019, $9.6 billion of our GS backlog was currently funded by our customers.

As of March 31, 2019, we had approximately $3.3 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $13.6 billion and the remaining performance obligation as defined by ASC 606 of $9.8 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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

Liquidity and Capital Resources

Energy Solutions services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $500 million PLOC or our $500 million Revolver under our Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under our Senior Credit Facility and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations, backlog for the next 12 months.
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
Cash and equivalents totaled $708 million at March 31, 2019, and $739 million at December 31, 2018 and consisted of the following:

	March 31,	December 31,
Dollars in millions	2019	2018
Domestic U.S. cash	$152	$211
International cash	202	210
Joint venture and Aspire project cash	354	318
Total	$708	$739

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We still must assess our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets, and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of March 31, 2019, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

Joint venture cash and Aspire Defence project cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. These amounts are limited to those entities' activities and are not readily available for general corporate purposes; however, portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners including us. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture projects.

As of March 31, 2019, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Three Months Ended March 31,
Dollars in millions	2019	2018
Cash flows provided by (used in) operating activities	$48	$(130)
Cash flows (used in) provided by investing activities	(69)	125
Cash flows (used in) provided by financing activities	(17)	51
Effect of exchange rate changes on cash	7	1
(Decrease) increase in cash and equivalents	$(31)	$47

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

Cash provided by operations totaled $48 million in the first three months in 2019 as compared to net income of $42 million. The difference primarily results from net unfavorable changes of $6 million in working capital balances for projects as discussed below:

•	The $48 million unfavorable cash flow impact related to accounts receivable was primarily related to increases in accounts receivable in our GS business segment.

•
The $39 million favorable cash flow impact related to accounts payable was largely attributable to growth in our TS and GS business segments. This increase was partially offset by decreases in accounts payable related to our ES business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $7 million and contributed $9 million to our pension funds in the first three months of 2019.

Cash used in operations totaled $130 million in the first three months in 2018 primarily resulting from net unfavorable changes of $147 million in working capital balances for projects as discussed below:

•
Accounts receivable unfavorable cash flow impact was primarily related to increases in accounts receivable in our GS U.S. operations and increases in accounts receivable in the consolidated Aspire entities, since the date we obtained control, partially offset by strong collections in our TS segment.

•
Contract assets unfavorable cash flow impact in the first three months in 2018, primarily due to increases in contract assets related to a downstream EPC project in the U.S. and in various other U.S. government projects.

•
Accounts payable favorable cash flow impact in the first three months in 2018, primarily due to the consolidated Aspire entities, since the date we obtained control. This increase was partially offset by decreases in accounts payable related to our ES and TS business segments.

•	Contract liabilities unfavorable cash flow impact in the first three months in 2018, primarily due to progress associated with various projects in our GS and ES business segments.

•	We received distributions of earnings from our unconsolidated affiliates of $1 million and contributed $10 million to our pension funds in the first three months in 2018.
Investing Activities. Cash used in investing activities totaled $69 million in the first three months in 2019 and was primarily due to investment in JKC. See Note 9 to our condensed consolidated financial statements for discussion of the Ichthys Project and our investment contributions to JKC.

Cash provided by investing activities totaled $125 million in the first three months in 2018 and was primarily due to incremental cash resulting from the consolidation of the Aspire entities, offset by an investment in JKC.

Financing Activities. Cash used in financing activities totaled $17 million in the first three months of 2019 was primarily due to $11 million for dividend payments to common shareholders.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 9 to our condensed consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client reserved their contractual rights on certain amounts previously funded to JKC and is currently seeking recoveries of those amounts. JKC continues to incur certain ongoing site services and close-out costs which it believes are reimbursable under the terms of the Ichthys LNG contract for which the client continues to withhold payment. We have funded and expect to continue funding JKC for our proportionate share of the capital requirements in the future until these matters are resolved.

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

During the three months ended March 31, 2019, we made investment contributions to JKC of approximately $69 million to fund our proportionate share of the ongoing project execution activities. During 2018, we made investment contributions to JKC of approximately $344 million to fund our proportionate share of the ongoing project execution activities. Our projected total investment contributions to complete the project is approximately $500 million, thus leaving approximately $87 million to fund later in 2019. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. To the extent our joint venture partners are unable to complete their obligations, we may be required to fund incremental amounts above our 30% ownership interest. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

As of March 31, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $240 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the three months ended March 31, 2019 were $9 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. We anticipate finalizing a new triennial agreement with the trustees of the U.K. pension in 2019. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Credit Agreement and Senior Credit Facility is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Convertible Senior Notes

Information relating to our Convertible Senior Notes is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various agreements providing performance guarantees to customers on behalf of certain unconsolidated and consolidated joint ventures.  These agreements are entered into primarily to support the project execution commitments of these entities.  Depending on the specific project joint venture, these performance guarantees have various expiration dates ranging from mechanical completion of the project being constructed to a period extending beyond contract completion in certain circumstances.  For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract.  For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete.  If costs exceed the remaining amounts payable under the contract, the company may have recourse to third parties, such as owners, joint venture partners, subcontractors or vendors for claims. In our joint venture arrangements, typically each joint venture partner indemnifies the other party for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. See “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2018, for information regarding our fixed-price contracts and operations through joint ventures and partnerships. Other than discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities, and we have no material guarantees of the work or obligations of third parties.

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

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2018 Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2018.

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

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to engineering and construction contracts. We attempt to limit exposure to foreign currency fluctuations in most of these contracts through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net gain of $3 million and a net loss of $6 million related to the impact of our hedging activities associated with our operating exposures in "Other non-operating income (expense)" on our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

We are exposed to and use derivative instruments, such as foreign exchange forward contracts and options to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet for the three months ended March 31, 2019. See Note 20 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the revolving credit facility and term loan borrowings under our Senior Credit Facility. We had no borrowings outstanding under the revolving credit facility and $984 million under the term loan portions of our Senior Credit Facility as of March 31, 2019. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 12 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. On October 10, 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in October 2022. The swap agreements were designated as a cash flow hedge at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $15 million as of March 31, 2019.

At March 31, 2019, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $484 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the three months ended March 31,

2019, was 5.16%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of March 31, 2019.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Effective January 1, 2019, we adopted ASC Topic 842 as further discussed in Notes 1 and 16 to our consolidated financial statements. As a result, we implemented changes affecting our internal control over financial reporting in conjunction with the adoption of this standard. We enhanced our contracting and lease evaluation processes, and we implemented process controls to ensure the identification and reporting of lease activities are accurate and complete. Additionally, we implemented a new lease accounting system to manage our lease-related data including process and system controls to support our accounting and disclosure requirements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 14 and 15 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2019.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2019	1,005	$15.93	—	$160,236,157
February 1 - 28, 2019	103,453	$19.76	—	$160,236,157
March 1 - 31, 2019	56,177	$19.86	—	$160,236,157

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended as of March 31, 2019, was 160,635 shares at an average price of $19.77 per share.

Item 6. Exhibits

Exhibit Number	Description

**10.61+	Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

**10.62+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

**10.63+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

**10.64+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

**10.65+	Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.Def	Definition Linkbase Document

***101.Pre	Presentation Linkbase Document

***101.Lab	Labels Linkbase Document

***101.Cal	Calculation Linkbase Document

***101.Sch	Schema Linkbase Document

***101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Management contracts or compensatory plans or arrangements
*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark Sopp	/s/ Raymond L. Carney
Mark Sopp	Raymond L. Carney
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: May 3, 2019                      Dated: May 3, 2019