Form 10-Q
period 2019-06-30
KBR, INC.
filed 2019-07-31
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 1-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware			20-4536774
(State of incorporation)			(I.R.S. Employer Identification No.)

601 Jefferson Street, Suite 3400	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)

(713) 753-3011
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which listed
Common Stock, $0.001 par value	KBR	New York Stock Exchange

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

As of July 23, 2019, there were 141,554,749 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms

The following frequently used terms, abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Acronym	Definition
AFCAP	Air Force Contract Augmentation Program
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Solutions
GTL	Gas to liquids
HETs	Heavy equipment transporters
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PLOC	Performance Letter of Credit facility
PSC	Private Security Contractor
SEC	U.S. Securities and Exchange Commission

Acronym	Definition
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
SMS	Space and Mission Solutions
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$1,422	$1,267	$2,762	$2,305
Cost of revenues	(1,262)	(1,106)	(2,449)	(2,027)
Gross profit	160	161	313	278
Equity in earnings of unconsolidated affiliates	15	12	15	33
Selling, general and administrative expenses	(88)	(72)	(166)	(143)
Acquisition and integration related costs	(1)	(1)	(2)	(4)
Gain on disposition of assets and investments	6	—	10	—
Gain on consolidation of Aspire subcontracting entities	—	—	—	115
Operating income	92	100	170	279
Interest expense	(26)	(17)	(51)	(23)
Other non-operating income (loss)	2	(1)	7	(3)
Income before income taxes and noncontrolling interests	68	82	126	253
Provision for income taxes	(18)	(18)	(34)	(52)
Net income	50	64	92	201
Net income attributable to noncontrolling interests	(2)	(20)	(4)	(21)
Net income attributable to KBR	$48	$44	$88	$180
Net income attributable to KBR per share:
Basic	$0.34	$0.31	$0.62	$1.27
Diluted	$0.34	$0.31	$0.62	$1.27
Basic weighted average common shares outstanding	141	140	141	140
Diluted weighted average common shares outstanding	141	141	141	141
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16

Net income	$50	$64	$92	$201
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $0, $(2), $0 and $(3)	(13)	(26)	(14)	(20)
Pension and post-retirement benefits, net of taxes of $(1), $(1), $(2) and $(2)	4	7	7	13
Changes in fair value of derivatives, net of taxes of $0, $0, $0 and $0	(7)	(5)	(9)	(5)
Total other comprehensive loss	(16)	(24)	(16)	(12)
Comprehensive income	34	40	76	189
Less: Comprehensive income attributable to noncontrolling interests	(2)	(20)	(4)	(21)
Comprehensive income attributable to KBR	$32	$20	$72	$168
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$611	$739
Accounts receivable, net of allowance for doubtful accounts of $7 and $9	1,035	927
Contract assets	202	185
Other current assets	132	108
Total current assets	1,980	1,959
Claims and accounts receivable	100	98
Property, plant, and equipment, net of accumulated depreciation of $371 and $355 (including net PPE of $32 and $35 owned by a variable interest entity)	116	121
Operating lease right-of-use assets	181	—
Goodwill	1,264	1,265
Intangible assets, net of accumulated amortization of $168 and $151	505	516
Equity in and advances to unconsolidated affiliates	813	724
Deferred income taxes	218	222
Other assets	141	147
Total assets	$5,318	$5,052
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$611	$546
Contract liabilities	487	463
Accrued salaries, wages and benefits	239	221
Nonrecourse project debt	11	10
Operating lease liabilities	40	—
Other current liabilities	175	179
Total current liabilities	1,563	1,419
Pension obligations	219	250
Employee compensation and benefits	103	109
Income tax payable	86	84
Deferred income taxes	29	27
Nonrecourse project debt	11	17
Long-term debt	1,188	1,226
Operating lease liabilities	203	—
Other liabilities	122	202
Total liabilities	3,524	3,334
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 178,104,247 and 177,383,302 shares issued, and 141,545,772 and 140,900,032 shares outstanding, respectively	—	—
PIC	2,197	2,190
Retained earnings	1,321	1,235
Treasury stock, 36,558,475 shares and 36,483,270 shares, at cost, respectively	(818)	(817)
AOCL	(926)	(910)
Total KBR shareholders’ equity	1,774	1,698
Noncontrolling interests	20	20
Total shareholders’ equity	1,794	1,718
Total liabilities and shareholders’ equity	$5,318	$5,052
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$92	$201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48	30
Equity in earnings of unconsolidated affiliates	(15)	(33)
Deferred income tax expense	—	34
Gain on disposition of assets and investments	(10)	—
Gain on consolidation of Aspire entities	—	(115)
Other	12	6

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(118)	(70)
Contract assets	(17)	(38)
Accounts payable	67	36
Contract liabilities	26	(58)
Accrued salaries, wages and benefits	19	4
Payments from unconsolidated affiliates, net	5	6
Distributions of earnings from unconsolidated affiliates	45	9
Pension funding	(19)	(19)
Other assets and liabilities	(54)	(29)
Total cash flows provided by (used in) operating activities	$81	$(36)
Cash flows from investing activities:
Purchases of property, plant and equipment	$(6)	$(11)
Proceeds from disposition of assets and investments	6	1
Investments in equity method joint ventures	(131)	(162)
Acquisition of businesses, net of cash acquired	—	(357)
Adjustments to cash due to consolidation of Aspire subcontracting entities	—	197
Total cash flows used in investing activities	$(131)	$(332)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Payments to reacquire common stock	$(3)	$(3)
Acquisition of remaining ownership interest in joint ventures	—	(56)
Distributions to noncontrolling interests	(4)	—
Payments of dividends to shareholders	(23)	(23)
Net proceeds from issuance of common stock	2	1
Borrowings on revolving credit agreements	—	250
Borrowings on long-term debt	—	959
Payments on revolving credit agreements	—	(605)
Payments on short-term and long-term borrowings	(47)	(5)
Debt issuance costs	—	(46)
Other	(3)	—
Total cash flows (used in) provided by financing activities	$(78)	$472
Effect of exchange rate changes on cash	—	(24)
(Decrease) increase in cash and equivalents	(128)	80
Cash and equivalents at beginning of period	739	439
Cash and equivalents at end of period	$611	$519
Supplemental disclosure of cash flows information:
Cash paid for interest	$37	$18
Cash paid for income taxes (net of refunds)	$29	$16
Noncash financing activities
Dividends declared	$11	$11
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

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by general accepted accounting principles for annual financial statements and should be read together with our 2018 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2019 and the results of our operations for the three and six month ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018.

Our significant accounting policies are detailed in "Note 1. Description of Company and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of KBR and our wholly owned and majority-owned subsidiaries and VIEs of which we are the primary beneficiary. We account for investments over which we have significant influence but not a controlling financial interest using the equity method of accounting. See Note 10 to our condensed consolidated financial statements for further discussion on our equity investments and VIEs. The cost method is used when we do not have the ability to exert significant influence. All material intercompany transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated statements of operations. We have elected to classify certain indirect costs incurred as overhead (included in "Cost of revenues") or general administrative expenses for U.S. GAAP reporting purposes in the same manner as such costs are defined in our disclosure statements under CAS. Effective January 1, 2019, we established a new CAS structure and revised our disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, for the three and six months ended June 30, 2018, $31 million and $67 million, respectively, was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on our condensed consolidated statement of operations.

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
Dollars in millions	As Reported	As Previously Reported	As Reported	As Previously Reported
Statement of Operations
Cost of revenues	$(1,106)	$(1,137)	$(2,027)	$(2,094)
Selling, general and administrative expenses	(72)	(41)	(143)	(76)

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

Impact of Adoption of New Accounting Standards

Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) and related ASUs using the modified retrospective transition approach. The modified retrospective transition approach provides for an “effective date” method for recording leases that existed or were entered into on or after January 1, 2019, without restating prior-period information. Our unconsolidated joint ventures anticipate adopting the new lease standard effective January 1, 2020.

ASC Topic 842 provided several optional practical expedients for use in transition. We elected to use the package of practical expedients which allowed us to not reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. We did not elect the practical expedient pertaining to the use of hindsight.

The most significant effects of the new standard on our consolidated financial statements are the recognition of new operating lease right-of-use ("ROU") assets and operating lease liabilities on our consolidated balance sheet for operating leases as well as significant new disclosures about our leasing activities as further discussed in Note 16. On January 1, 2019, we recorded “Operating lease liabilities” of approximately $253 million based on the present value of the remaining lease payments over the lease term. Additionally, we reclassified current and noncurrent deferred rent of $68 million associated with straight-line accounting and tenant incentives related to existing real estate leases against the initial "Operating lease right-of-use assets" as of January 1, 2019. The adoption of the new standard did not have a material impact on our results of operations or cash flows.

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

We recognized the cumulative effect of initially applying ASC Topic 842 as an adjustment to our assets and liabilities in our consolidated balance sheet as of January 1, 2019, as follows:

	Balance at	Adjustments Due to	Balance at
	December 31, 2018	ASC 842	January 1, 2019
Dollars in millions
Assets
Operating lease right-of-use asset	$—	$185	$185
Other current assets	108	(1)	107
Deferred income taxes	222	(7)	215

Liabilities
Operating lease liabilities	—	40	40
Other current liabilities	179	(5)	174
Operating lease liabilities (noncurrent)	—	213	213
Other liabilities (noncurrent)	202	(92)	110

Shareholders' equity
Retained Earnings	1,235	21	1,256
Effective January 1, 2019, we adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedge Activities, using the modified retrospective approach. This ASU is intended to improve and simplify accounting rules related to hedge accounting. The adoption of this ASU did not have a material impact to our financial statements.

Effective January 1, 2019, we adopted ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. As a result, entities may designate changes in this rate as the hedged risk in hedges of interest rate risk for fixed-rate financial instruments. The adoption of ASU 2018-16 did not have any impact on our financial position, results of operations or cash flows.

Effective January 1, 2019, we adopted ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). Under the new standard, we did not elect to reclassify the income tax effects stranded in AOCL to retained earnings as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017. Therefore, the adoption of this ASU had no impact on financial statements.

In August 2018, the SEC adopted the final rules under SEC Release No. 33-10532, Disclosure Update and Simplification. The final rules amend the interim financial statement requirements to require a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning and ending balances of each caption in stockholders’ equity for each period in which an income statement is presented. The final rules were effective on November 5, 2018. See Note 17 for the reconciliation of shareholders’ equity.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of June 30, 2019, and December 31, 2018, are presented below:

	June 30,	December 31,
Dollars in millions	2019	2018
Current maturities of long-term debt	$27	$22
Retainage payable	37	33
Income taxes payable	25	30
Value-added tax payable	38	33
Dividend payable	11	11
Other miscellaneous liabilities	37	50
Total other current liabilities	$175	$179

Other Liabilities

"Other liabilities" on our condensed consolidated balance sheet as of December 31, 2018 included deferred rent primarily related to real-estate leases as well as the unamortized portion of a deferred gain related to a 2012 sale-leaseback real-estate transaction totaling $92 million. See above under "Impact of Adoption of New Accounting Standards" for further discussion.

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

Technology Solutions. Our TS business segment combines KBR's proprietary technologies, equipment and catalyst supply and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. From early planning through scope definition, advanced technologies and project life-cycle support, our TS business segment works closely with customers to provide the optimal approach to maximize their return on investment.
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
Other. Our Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, selling, general and administrative expenses, acquisition and integration related costs, gain on disposition of assets, gain of consolidation of Aspire entities, and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dollars in millions
Revenues:
Government Solutions	$1,033	$868	$2,008	$1,545
Technology Solutions	93	72	185	134
Energy Solutions	296	327	568	626
Subtotal	1,422	1,267	2,761	2,305
Non-strategic Business	—	—	1	—
Total revenues	$1,422	$1,267	$2,762	$2,305
Gross profit (loss):
Government Solutions	$112	$85	$202	$155
Technology Solutions	26	27	53	48
Energy Solutions	22	49	58	77
Subtotal	160	161	313	280
Non-strategic Business	—	—	—	(2)
Total gross profit	$160	$161	$313	$278
Equity in earnings of unconsolidated affiliates:
Government Solutions	$8	$6	$14	$14
Energy Solutions	7	6	1	19
Subtotal	15	12	15	33
Non-strategic Business	—	—	—	—
Total equity in earnings of unconsolidated affiliates	$15	$12	$15	$33
Selling, general and administrative expenses:
Government Solutions	$(35)	$(26)	$(65)	$(49)
Technology Solutions	(7)	(6)	(14)	(12)
Energy Solutions	(16)	(19)	(32)	(40)
Other	(30)	(21)	(55)	(42)
Subtotal	(88)	(72)	(166)	(143)
Non-strategic Business	—	—	—	—
Total selling, general and administrative expenses	$(88)	$(72)	$(166)	$(143)
Acquisition and integration related costs:
Government Solutions	$(1)	$(1)	$(2)	$(4)
Technology Solutions	—	—	—	—
Energy Solutions	—	—	—	—
Other	—	—	—	—
Subtotal	(1)	(1)	(2)	(4)
Non-strategic Business	—	—	—	—
Total acquisition and integration related costs	$(1)	$(1)	$(2)	$(4)
Gain on disposition of assets:
Government Solutions	$7	$—	$11	$—
Technology Solutions	—	—	—	—
Energy Solutions	—	—	—	—
Other	(1)	—	(1)	—
Subtotal	6	—	10	—
Non-strategic Business	—	—	—	—
Total gain on disposition of assets	$6	$—	$10	$—
Gain on consolidation of Aspire entities:
Government Solutions	$—	$—	$—	$120

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Dollars in millions
Technology Solutions	—	—	—	—
Energy Solutions	—	—	—	—
Other	—	—	—	(5)
Subtotal	—	—	—	115
Non-strategic Business	—	—	—	—
Total gain on consolidation of Aspire entities	$—	$—	$—	$115
Segment operating income (loss):
Government Solutions	$90	$64	$160	$236
Technology Solutions	19	21	39	36
Energy Solutions	13	36	27	57
Other	(30)	(21)	(56)	(48)
Subtotal	92	100	170	281
Non-strategic Business	—	—	—	(2)
Total segment operating income (loss)	$92	$100	$170	$279

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

Revenue by Service/Product line and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2019	2018	2019	2018
By Service / Product Types
Government Solutions
Space and Mission Solutions	$225	$169	$422	$247
Engineering	303	302	594	554
Logistics	505	397	992	744
Total Government Solutions	1,033	868	2,008	1,545

Technology Solutions	93	72	185	134

Energy Solutions
EPC Delivery Projects	75	138	154	258
Services and Consulting	221	189	414	368
Total Energy Solutions	296	327	568	626

Non-strategic business	—	—	1	—

Total net revenue	$1,422	$1,267	$2,762	$2,305

Government Solutions revenue earned from key U.S. government customers including U.S. DoD agencies and NASA was $808 million and $637 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 billion and $1.1 billion for the six months ended June 30, 2019 and 2018, respectively.     Government Solutions revenue earned from non-U.S. government customers including the U.K. MoD, the Australian Defence Force and others was $225 million and $231 million for the three months ended June 30, 2019 and 2018, respectively, and $437 million and $416 million for the six months ended June 30, 2019 and 2018, respectively.

Revenue by geographic destination was as follows:

	Three Months Ended June 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$553	$5	$110	$—	$668
Middle East	241	3	58	—	302
Europe	182	20	47	—	249
Australia	23	—	46	—	69
Canada	—	—	5	—	5
Africa	18	13	19	—	50
Asia	—	52	1	—	53
Other countries	16	—	10	—	26
Total net revenue	$1,033	$93	$296	$—	$1,422

	Three Months Ended June 30, 2018
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$431	$4	$125	$—	$560
Middle East	183	4	31	—	218
Europe	208	13	52	—	273
Australia	15	—	95	—	110
Canada	—	—	4	—	4
Africa	20	5	4	—	29
Asia	—	44	4	—	48
Other countries	11	2	12	—	25
Total net revenue	$868	$72	$327	$—	$1,267

	Six Months Ended June 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,074	$10	$211	$1	$1,296
Middle East	439	8	102	—	549
Europe	381	34	88	—	503
Australia	44	—	99	—	143
Canada	—	—	7	—	7
Africa	40	18	37	—	95
Asia	—	113	3	—	116
Other countries	30	2	21	—	53
Total net revenue	$2,008	$185	$568	$1	$2,762

	Six Months Ended June 30, 2018
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$745	$10	$251	$—	$1,006
Middle East	348	11	61	—	420
Europe	364	21	98	—	483
Australia	28	1	167	—	196
Canada	—	2	15	—	17
Africa	38	12	6	—	56
Asia	—	75	6	—	81
Other countries	22	2	22	—	46
Total net revenue	$1,545	$134	$626	$—	$2,305

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$284	$92	$51	$—	$427
Cost Reimbursable	749	1	245	—	995
Total net revenue	$1,033	$93	$296	$—	$1,422

	Three Months Ended June 30, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$283	$68	$48	$—	$399
Cost Reimbursable	585	4	279	—	868
Total net revenue	$868	$72	$327	$—	$1,267

	Six Months Ended June 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$556	$183	$88	$1	$828
Cost Reimbursable	1,452	2	480	—	1,934
Total net revenue	$2,008	$185	$568	$1	$2,762

	Six Months Ended June 30, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$501	$127	$104	$—	$732
Cost Reimbursable	1,044	7	522	—	1,573
Total net revenue	$1,545	$134	$626	$—	$2,305

We recognized revenue from performance obligations satisfied in previous periods of $5 million and $30 million for the three months ended June 30, 2019 and 2018, respectively, and $13 million, and $31 million for the six months ended June 30, 2019 and 2018, respectively.

On June 30, 2019, we had $10.3 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 35% of our remaining performance obligations as revenue within one year, 31% in years two through five, and 34% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2019.

We adopted ASU No. 2014-09 (ASC Topic 606), Revenue from Contracts with Customers and related ASUs in the first quarter of 2018. See the 2018 10-K for a further discussion of the adoption and the impact on our financial statements. In accordance with ASU No. 2017-13, certain of our unconsolidated joint ventures will not adopt ASC Topic 606 until the fourth quarter of 2019.

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

We recognized direct, incremental costs related to this acquisition of $1 million and $2 million during the three and six months ended June 30, 2019, respectively, and $1 million and $3 million during the three and six months ended June 30, 2018, respectively. These costs are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations.

The acquired SGT business contributed $128 million and $243 million of revenues and $11 million and $20 million of gross profit for the three and six months ended June 30, 2019, respectively, and contributed $90 million of revenues and $7 million of gross profit for the period ended April 25, 2018 through June 30, 2018, within our GS business segment.

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

As a result of Carillion's compulsory liquidation, KBR was deemed the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting entities. Consequently, KBR began consolidating these entities in its financial statements effective January 15, 2018. We accounted for these transactions under the acquisition method of accounting for business combinations in accordance ASC 805 and recognized a gain of approximately $115 million included in "Gain on consolidation of Aspire entities" as a result of remeasuring our equity interests in each of the subcontracting entities to fair value. We also recognized goodwill of approximately $42 million.

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in KBR's interest as an equity transaction. The difference between the noncontrolling interests of $124 million in the subcontracting entities at the date of acquisition and the cash consideration paid to Carillion was recognized as a net increase to "PIC" of $74 million. We incurred acquisition-related costs of $1 million for the six months ended June 30, 2018, which were recorded in "Acquisition and integration related costs" on our condensed consolidated statements of operations. No acquisition-related costs were recorded for the six months ended June 30, 2019.

The results of operations of the subcontracting entities have been included in our condensed consolidated statements of operations for periods subsequent to assuming control on January 15, 2018. The acquired subcontracting entities contributed $134 million and $267 million of revenues and $20 million and $32 million of gross profit for the three and six months ended June 30, 2019, respectively, and contributed $144 million and $249 million of revenues and $15 million and $28 million of gross profit for the three and six months ended June 30, 2018, respectively, within our GS business segment.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Dollars in millions
Revenue	$1,291	$2,453
Net income attributable to KBR	44	86
Diluted earnings per share	$0.31	$0.61

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

The components of our cash and equivalents balance are as follows:

	June 30, 2019
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$170	$112	$282
Short-term investments (c)	12	13	25
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	299	5	304
Total	$481	$130	$611

	December 31, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$123	$104	$227
Short-term investments (c)	87	107	194
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	315	3	318
Total	$525	$214	$739

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 6. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	June 30, 2019
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$374	$325	$699
Technology Solutions	9	57	66
Energy Solutions	97	173	270
Subtotal	480	555	1,035
Non-strategic Business	—	—	—
Total	$480	$555	$1,035

	December 31, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$266	$334	$600
Technology Solutions	11	62	73
Energy Solutions	69	185	254
Subtotal	346	581	927
Non-strategic Business	—	—	—
Total	$346	$581	$927

Note 7. Contract Assets and Contract Liabilities

Our contract assets by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2019	2018
Government Solutions	$125	$123
Technology Solutions	27	19
Energy Solutions	50	43
Subtotal	202	185
Non-strategic Business	—	—
Total	$202	$185

Our contract liabilities by business segment are as follows:

	June 30,	December 31,
Dollars in millions	2019	2018
Government Solutions	$296	$261
Technology Solutions	82	98
Energy Solutions	106	100
Subtotal	484	459
Non-strategic Business	3	4
Total	$487	$463

We recognized revenue of $138 million for the six months ended June 30, 2019, that was previously included in the contract liability balance at December 31, 2018.

Note 8. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $100 million and $98 million as of June 30, 2019 and December 31, 2018, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $73 million as of June 30, 2019, and December 31, 2018, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 14 of our condensed consolidated financial statements for additional information. The amount also includes $27 million and $25 million as of June 30, 2019, and December 31, 2018, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 9. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2019	2018
Amounts included in project estimates-at-completion at January 1,	$973	$924
Increase, including foreign currency effect	11	10
Approved change orders, net of foreign currency effect	(5)	(1)
Amounts included in project estimates-at-completion at June 30,	$979	$933
Amounts recognized over time based on progress at June 30,	$966	$887

As of June 30, 2019, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
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
Unapproved Change Orders and Claims Against Client

Under the cost-reimbursable scope of the contract with the client, JKC has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against JKC for recovery of costs and extensions of time to progress the works under the scope of their respective contracts due to a variety of issues related to alleged changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, JKC has incurred costs related to scope increases and other factors, and has made claims to its client for matters for which JKC believes it is entitled to reimbursement under the contract.

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

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to our unconsolidated affiliates discussed above was $159 million as of June 30, 2019 and December 31, 2018.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at June 30, 2019. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017.  Pursuant to this decision, JKC is undertaking steps for a formal contract adjustment to the cost-reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of June 30, 2019. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. However, the client does not agree with the impact of the arbitration award and, accordingly, we have initiated a new proceeding to obtain further determination from the arbitration tribunal.

There has been deterioration of paint and insulation on certain exterior areas of the plant. The client previously requested and funded, paint remediation for a portion of the facilities. JKC’s profit estimate at completion includes a portion of revenues and costs for these remediation activities. Revenue for the client-funded amounts are included in the table above. In the first quarter of 2019, the client demanded repayment of the amounts previously funded to JKC. JKC is disputing the client's demand. The client has also requested a proposal to remediate any remaining non-conforming paint and insulation, but JKC and its client have not resolved the nature and extent of the non-conformances, the method and degree of remediation that was and is required, or who is responsible. We believe the remaining remediation costs could be material given the plant is now operating and there will be several operating constraints on any such works.

In addition, JKC has started proceedings against the paint manufacturer and initiated claims against the subcontractors. JKC has also made demands on insurance policies in respect of these matters. Proceedings and claims against the paint manufacturer, certain subcontractors and insurance policies are ongoing.

Combined Cycle Power Plant

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of the Power Plant. The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant and abandoned the construction site. JKC believes the Consortium materially breached its subcontract and repudiated its obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC repudiated the contract. The Consortium also sought an order that the Consortium validly terminated the subcontract. JKC has responded to this request, denying JKC committed any breach of its subcontract with the Consortium and restated its claim that the Consortium breached and repudiated its subcontract with JKC and is furthermore liable to JKC for all costs to complete the Power Plant.

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

Estimated costs to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium. Amounts expected to be recovered from the Consortium are included in the table above.

As of June 30, 2019, JKC claims against the Consortium were approximately $1.9 billion for recovery of JKC's costs. An arbitration hearing against the Consortium is scheduled in the first half of 2020 (the "Arbitration"). JKC also initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. In May 2019, the court ruled against the declaration and JKC's appeal is pending from the court.

To the extent JKC is unsuccessful in prevailing in the Arbitration or the Consortium members are unable to satisfy their financial obligations in the event of a decision favorable to JKC, we would be responsible for our pro-rata portion of unrecovered costs from the Consortium. This could have a material adverse impact on the profit at completion of the overall contract and thus on our consolidated statements of operations, financial position and planned cash flows. Additionally, to the extent JKC does not resolve this matter with the Consortium in the near term, the joint venture partners have been and will continue to be required to fund JKC's completion of the Power Plant which could have a material adverse effect on our financial position and cash flows.

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through the Arbitration, we have funded and continue to fund our proportionate share of the working capital requirements of JKC to complete the project. During the year ended December 31, 2018, we made investment contributions to JKC of approximately $344 million to fund the ongoing project execution activities. During the six months ended June 30, 2019, we made additional investment contributions to JKC of approximately $126 million to fund the ongoing project execution activities. Our projection of total investment contributions to complete the project is approximately $500 million.

If our estimates to complete the project increase, or if we experience unfavorable outcomes associated with the various legal and commercial disputes, our projection of total investment contributions could increase which could have a material adverse effect on our financial position and cash flows. Further, if our joint venture partner(s) in JKC do not fulfill their responsibilities under the JKC JV agreement or subcontract, we could be exposed to additional funding requirements as a result of the nature of the JKC JV agreement.

As of June 30, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at June 30, 2019, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Dollars in millions
Beginning balance at January 1,	$724	$365
Cumulative effect of change in accounting policy (a)	—	87
Adjusted balance at January 1,	724	452
Equity in earnings of unconsolidated affiliates	15	79
Distributions of earnings of unconsolidated affiliates	(45)	(75)
Payments from (advances to) unconsolidated affiliates, net	(5)	(12)
Investments (b)	131	344
Foreign currency translation adjustments	(7)	(28)
Other	—	(36)
Ending balance	$813	$724

(a)
Deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)	For the six months ended June 30, 2019, investments include a $126 million investment to fund JKC. In 2018, the total amount of investments were made to fund JKC.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of June 30, 2019, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	June 30, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$15	$10
Aspire Defence Limited	$66	$5
JKC joint venture (Ichthys LNG project)	$542	$30
U.K. Road project joint ventures	$39	$9
Middle East Petroleum Corporation (EBIC Ammonia project)	$51	$1

	December 31, 2018
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$16	$8
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$427	$32
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$51	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2019 and 2018, our revenues included $348 million and $351 million, respectively, related to the services we provided to our unconsolidated joint ventures, primarily the Aspire Defence Limited joint venture within our GS business segment and the JKC joint venture within our ES business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2019, and December 31, 2018 are as follows:

	June 30,	December 31,
Dollars in millions	2019	2018
Accounts receivable, net of allowance for doubtful accounts	$32	$43
Contract assets (a)	$4	$1
Contract liabilities (a)	$37	$38
Accounts payable	$1	$2

(a)	Reflects contract assets and contract liabilities primarily related to joint ventures within our ES business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2019
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$12	$18
Fasttrax Limited (Fasttrax project)	$46	$29
Aspire Defence subcontracting entities (Aspire Defence project)	$554	$318

Dollars in millions	December 31, 2018
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
Fasttrax Limited (Fasttrax project)	$49	$34
Aspire Defence subcontracting entities (Aspire Defence project)	$589	$324

Note 11. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019		2018
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	—	12	—	13
Expected return on plan assets	—	(19)	(1)	(20)
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	1	4	1	7
Net periodic benefit cost	$1	$(2)	$—	$—

	Six Months Ended June 30,
	2019		2018
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	1	25	1	26
Expected return on plan assets	(1)	(39)	(2)	(41)
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	1	8	1	14
Net periodic benefit cost	$1	$(5)	$—	$(1)

For the six months ended June 30, 2019, we have contributed approximately $19 million of the $45 million we expect to contribute to our plans in 2019.

Note 12. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	June 30, 2019	December 31, 2018
Term Loan A	$185	$190
Term Loan B	760	796
Convertible Notes	350	350
Unamortized debt issuance costs - Term Loan A	(5)	(5)
Unamortized debt issuance costs and discount - Term Loan B	(16)	(18)
Unamortized debt issuance costs and discount - Convertible Notes	(59)	(65)
Total long-term debt	1,215	1,248
Less: current portion	27	22
Total long-term debt, net of current portion	$1,188	$1,226

Senior Credit Facility

The senior secured credit facility ("Senior Credit Facility") consists of a $500 million revolving credit facility ("Revolver"), a $500 million PLOC, a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. Additional borrowings are no longer available under the Term Loan A. Borrowings under the Term Loan A may only be used to fund investment contributions in JKC. See Note 9 to our condensed consolidated financial statements for a discussion on JKC.

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

The Senior Credit Facility contains financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of June 30, 2019, we were in compliance with our financial covenants.

Convertible Senior Notes

Convertible Senior Notes - On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture (the "Indenture") between us and Citibank, N.A., as trustee (the "Trustee"). The Convertible Notes are senior unsecured obligations. The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. The effective interest rate on the liability component for the period is 6.50%. The amount of interest cost recognized relating to the contractual interest coupon was $2 million and to the amortization of the discount on the liability was $2 million for the three months ended June 30, 2019, and $4 million and $5 million, respectively, for the six months ended June 30, 2019.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under the Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $339 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of June 30, 2019, with respect to our $500 million Revolver, we have no outstanding revolver borrowings and have issued $26 million of letters of credit. With respect to our PLOC, we have $98 million of outstanding letters of credit. With respect to our $339 million of uncommitted lines of credit, we have utilized $218 million for letters of credit as of June 30, 2019. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1.0 billion. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding,

$170 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56.0 million and Class B 5.9% Fixed Rate Bonds in the amount of £20.7 million.  Semi-annual payments on both classes of bonds will continue through maturity in 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16.00% over the term of the notes until maturity in 2025. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.

Note 13. Income Taxes

The effective tax rate was approximately 27% for both the three and six months ended June 30, 2019, respectively. The effective tax rate was approximately 22% and 20% for the three and six months ended June 30, 2018, respectively. The effective tax rate for the six months ended June 30, 2019, as compared to the U.S. statutory rate of 21%, was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The effective tax rate for the six months ending June 30, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence project subcontracting joint ventures, which was recorded at a lower rate than our estimated annual tax rate for 2018.

Our estimated annual effective rate for 2019 is 26% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2019 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2019, and December 31, 2018, was $199 million and $207 million, respectively. The change in the valuation allowance was a decrease of $5 million and decrease of $67 million for the three months ended June 30, 2019 and 2018, respectively, and a decrease of $8 million and a decrease of $68 million for the six months ended June 30, 2019 and 2018, respectively. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The decrease in the valuation allowance for the three and six month periods ended June 30, 2018 primarily related to changes in foreign tax credit carryforwards due to the refinement of provisional impacts recorded related to the Deemed Repatriation Transition Tax. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2019, and December 31, 2018, was $90 million.

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

The U.S. government has issued and has outstanding Form 1s questioning $134 million of billed costs as of June 30, 2019. They had previously paid us $61 million of the questioned costs related to our services on these contracts. The remaining balance of $73 million as of June 30, 2019, is included on our condensed balance sheets in “Claims and accounts receivable". In addition, we have withheld $26 million from our subcontractors at June 30, 2019, related to these questioned costs, which is included in "Other current liabilities" on our condensed balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $41 million as of June 30, 2019, and December 31, 2018. The balance at June 30, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $25 million and $16 million, respectively. The balance at December 31, 2018, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively.

Private Security Contractors.  Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of June 30, 2019, we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

On June 16, 2014, we received a decision from the ASBCA which agreed with KBR's position (i) that the LogCAP III contract did not prohibit the use of PSCs to provide force protection to KBR or subcontractor personnel, (ii) that there was a need for force protection and (iii) that the costs were reasonable. The ASBCA also found that the U.S. Army breached its obligation to provide force protection. The U.S. Army appealed the decision.

On June 12, 2017, we received a second ruling from the ASBCA that we are entitled to recover the withheld costs in the approximate amount of $45 million plus interest related to the use of PSCs. The U.S. Army filed a notice of appeal on October 12, 2017.

On July 9, 2019 the Court of Appeals for the Federal Circuit upheld the ASBCA decision confirming the entire award including interest. Accordingly, we believe that we are entitled to reimbursement by the U.S. Army for the amounts charged by our subcontractors, even if they incurred costs for PSCs. We believe the likelihood that we will incur a loss related to this matter is remote, and therefore we have not accrued any loss provisions related to this matter.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other current liabilities" on our condensed consolidated balance sheets with pay-when-paid terms in the contract. As of June 30, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate if we are unable to favorably resolve our claims and disputes against the U.S. government. See "KBR Contract Claim on FKTC containers" below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2019. We believe the allegations of fraud by the relators are without merit and, as of June 30, 2019, no amounts have been accrued.

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

Discovery has been ongoing since 2015. The DOJ dropped claims on nine of the thirteen contracts on which they originally brought claims. Both parties have filed significant motions that would affect the scope and venue of the case and additional motions are expected. The court will set hearing and trial dates after addressing the pending motions. As of June 30, 2019, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR has filed a notice of appeal. As of June 30, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

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

Chadian Employee Class Action. In May 2018, former employees of our former Chadian subsidiary, Subsahara Services, Inc. (SSI), filed a class action suit claiming unpaid damages arising from the ESSO Chad Development Project for Exxon Mobil Corporation (Exxon) dating back to the early 2000’s. Exxon is also named as a defendant in the case. The SSI employees previously filed two class action cases in or around 2005 and 2006 for alleged unpaid overtime and bonuses.  The Chadian Labour Court ruled in favor of the SSI employees for unpaid overtime resulting in a settlement of approximately $25 million which was reimbursed by Exxon under its contract with SSI.  The second case for alleged unpaid bonuses was ultimately dismissed by the Supreme Court of Chad.

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  SSI and Exxon have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019.  At this time we do not believe a risk of material loss is probable related to this matter, and therefore we have not accrued any loss provisions.  SSI is no longer an existing entity in Chad or the United States.  Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be reimbursable by Exxon based on the applicable contract.

Note 16. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 89% of our lease obligations at June 30, 2019. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purpose of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of lease costs for the six months ended June 30, 2019 were as follows:

June 30,
Dollars in millions	2019
Operating lease cost	$29
Short-term lease cost	47
Total lease cost	$76
Total short-term lease commitments as of June 30, 2019 was approximately $62 million. Additional information related to leases was as follows:

June 30,
Dollars in millions	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30
Right-of-use assets obtained in exchange for new operating lease liabilities	$19
Weighted-average remaining lease term-operating (in years)	8.0
Weighted-average discount rate-operating leases	7.6%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of June 30, 2019:

	Year
Dollars in millions	2019	2020	2021	2022	2023	Thereafter	Total
Future payments - operating leases	$27	$53	$43	$35	$31	$143	$332

Dollars in millions	Operating Leases
Total future payments	$332
Less imputed interest	(89)
Present value of future lease payments	$243
Less current portion of lease obligations	(40)
Noncurrent portion of lease obligations	$203

Note 17. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Dollars in millions
Balance at March 31, 2019	$1,773	$2,194	$1,285	$(818)	$(910)	22
Share-based compensation	2	2	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(12)	—	(12)	—	—	—
Repurchases of common stock	—	—	—	—	—	—
Issuance of ESPP shares	—	—	—	—	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Net income	50	—	48	—	—	2
Other comprehensive income, net of tax	(16)	—	—	—	(16)	—
Balance at June 30, 2019	$1,794	$2,197	$1,321	$(818)	$(926)	$20

	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Dollars in millions
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842	21	—	21	—	—	—
Adjusted balance at January 1, 2019	1,739	2,190	1,256	(817)	(910)	20
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders	(23)	—	(23)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Net income	92	—	88	—	—	4
Other comprehensive income, net of tax	(16)	—	—	—	(16)	—
Balance at June 30, 2019	$1,794	$2,197	$1,321	$(818)	$(926)	$20

	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Dollars in millions
Balance at March 31, 2018	$1,608	$2,094	$1,123	$(818)	$(910)	$119
Acquisition of noncontrolling interests in Aspire entities	(48)	74	—	—	—	(122)
Share-based compensation	3	3	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(1)	—	—	(1)	—	—
Issuance of ESPP shares	—	—	—	—	—	—
Other noncontrolling interests activity	(3)	—	—	—	—	(3)
Net income	64	—	44	—	—	20
Other comprehensive income, net of tax	(24)	—	—	—	(24)	—
Balance at June 30, 2018	$1,588	$2,171	$1,156	$(819)	$(934)	$14

	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Dollars in millions
Balance at December 31, 2017	$1,197	$2,091	$854	$(818)	$(922)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,341	2,091	998	(818)	(922)	(8)
Consolidation and acquisition of noncontrolling interests in Aspire entities	74	74	—	—	—	—
Share-based compensation	6	6	—	—	—	—
Dividends declared to shareholders	(22)	—	(22)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	1	—	—	—	—	1
Net income	201	—	180	—	—	21
Other comprehensive income, net of tax	(12)	—	—	—	(12)	—
Balance at June 30, 2018	$1,588	$2,171	$1,156	$(819)	$(934)	$14

AOCL, net of tax

	June 30,
	2019	2018
Dollars in millions
Accumulated foreign currency translation adjustments, net of tax of $2 and $1	$(318)	$(279)
Pension and post-retirement benefits, net of tax of $211 and $225	(585)	(647)
Fair value of derivatives, net of tax of $3 and $0	(23)	(8)
Total AOCL	$(926)	$(934)

Changes in AOCL, net of tax, by component

	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Dollars in millions
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(14)	—	(11)	(25)
Amounts reclassified from AOCL	—	7	2	9
Net other comprehensive income (loss)	(14)	7	(9)	(16)
Balance at June 30, 2019	$(318)	$(585)	$(23)	$(926)

	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Dollars in millions
Balance at December 31, 2017	$(259)	$(660)	$(3)	$(922)
Other comprehensive income adjustments before reclassifications	(25)	—	(5)	(30)
Amounts reclassified from AOCL	5	13	—	18
Net other comprehensive income (loss)	(20)	13	(5)	(12)
Balance at June 30, 2018	$(279)	$(647)	$(8)	$(934)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2019	2018	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$(5)	Gain on consolidation of Aspire entities
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$—	$(5)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(9)	$(15)	See (a) below
Tax benefit	2	2	Provision for income taxes
Net pension and post-retirement benefits	$(7)	$(13)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(2)	$—	Other non-operation income (expense)
Tax benefit	—	—	Provision for income taxes
Net changes in fair value of derivatives	$(2)	$—	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our condensed consolidated financial statements for further discussion.

As a result of the Tax Cuts and Jobs Act of 2017, certain income tax effects related to items in AOCL have been stranded in AOCL, and we did not elect to reclassify these stranded tax effects to retained earnings. The tax effects remaining in AOCL are released only when all related units of account are liquidated, sold or extinguished.

Note 18. Share Repurchases

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	13,233	$22.55	—	173,868	$19.98	$3

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	16,321	$18.14	1	170,606	$15.69	$3

Note 19. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2019	2018	2019	2018
Basic weighted average common shares outstanding	141	140	141	140
Stock options and restricted shares	—	1	—	1
Diluted weighted average common shares outstanding	141	141	141	141

For purposes of applying the two-class method in computing income per share, there were $0.4 million and $0.7 million net earnings allocated to participating securities, or a negligible amount per share, for the three and six months ended June 30, 2019, respectively. Net earnings allocated to participating securities for the three and six months ended June 30, 2018 were $0.3 million and $1.1 million, or a negligible amount per share and $0.01 per share, respectively. The diluted income per share calculation did not include 1.2 million and 1.5 million antidilutive weighted average shares for the three and six months ended June 30, 2019, respectively. The diluted income per share calculation did not include 1.7 million antidilutive weighted average shares for the three and six months ended June 30, 2018.

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

As of June 30, 2019, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $106 million, all of which had durations of 24 days or less. We also had approximately
$11 million (gross notional value) of cash flow hedges which had durations of 19 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at June 30, 2019, and December 31, 2018. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gains (losses) dollars in millions	2019	2018	2019	2018
Balance Sheet Hedges - Fair Value	$—	$(1)	$—	$1
Balance Sheet Position - Remeasurement	2	2	5	(6)
Net	$2	$1	$5	$(5)

Interest rate risk. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our variable rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps. The fair value of the interest rate swaps at June 30, 2019, was $23 million of which $6 million is included in current liabilities and $17 million is included long-term liabilities. The unrealized net losses on these interest rate swaps was $23 million and included in AOCL as of June 30, 2019. The fair value of the interest rate swaps at December 31, 2018 was $12 million of which $3 million is included in current liabilities and $9 million is included long-term liabilities. The unrealized net losses on these interest rate swaps was $12 million and included in AOCL as of December 31, 2018.

Note 21. Impact on Previously Issued Financial Statements for the Correction of an Error

During the second quarter ended June 30, 2019, we identified and corrected immaterial errors affecting previously issued financial statements related to the historical recognition of equity earnings associated with our interest in an unconsolidated joint venture in our ES business segment. These errors were primarily due to the impact of improperly calculated gains and losses on foreign currency transactions from 2013 through the first quarter of 2019.
As of March 31, 2019, the cumulative error for all periods previously reported was an overstatement of net income of approximately $23 million impacting “Equity in and advances to unconsolidated affiliates” in our consolidated balance sheets and “Equity in earnings of unconsolidated affiliates” in our consolidated statements of operations. The errors had no impact on our previously reported cash flows. We assessed the materiality, both quantitatively and qualitatively, in accordance with the SEC’s SAB No. 99 and SAB No. 108, and concluded these errors were not material to any of our previously issued quarterly or annual financial statements. In order to correctly present the errors noted above, previously issued financials statements have been revised and are presented as “As Corrected” in the tables below.

The effect of the above corrections on the consolidated statement of operations for the fiscal years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$81	$(2)	$79
Operating income	$470	$(2)	$468
Income before income taxes and noncontrolling interests	$398	$(2)	$396
Provision for income taxes	$(88)	$2	$(86)
Net income	$310	$—	$310
Net income attributable to KBR	$281	$—	$281
Net income attributable to KBR per share:
Basic	$1.99	$—	$1.99
Diluted	$1.99	$—	$1.99
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$(49)	$4	$(45)
Other comprehensive income (loss), net of tax	$8	$4	$12
Comprehensive income	$318	$4	$322
Comprehensive income attributable to KBR	$289	$4	$293

	Year Ended December 31, 2017
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$72	$(2)	$70
Operating income	$266	$(2)	$264
Income before income taxes and noncontrolling interests	$249	$(2)	$247
Net income	$442	$(2)	$440
Net income attributable to KBR	$434	$(2)	$432
Net income attributable to KBR per share:
Basic	$3.06	$(0.01)	$3.05
Diluted	$3.06	$(0.01)	$3.05
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$3	$(1)	$2
Other comprehensive income (loss), net of tax	$128	$(1)	$127
Comprehensive income	570	$(3)	$567
Comprehensive income attributable to KBR	$563	$(3)	$560

	Year Ended December 31, 2016
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$91	$(9)	$82
Operating income	$28	$(9)	$19
Income before income taxes and noncontrolling interests	$33	$(9)	$24
Net income	$(51)	$(9)	$(60)
Net income attributable to KBR	$(61)	$(9)	$(70)
Net income attributable to KBR per share:
Basic	$(0.43)	$(0.06)	$(0.49)
Diluted	$(0.43)	$(0.06)	$(0.49)
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$7	$—	$7
Other comprehensive income (loss), net of tax	$(219)	$—	$(219)
Comprehensive income	$(270)	$(9)	$(279)
Comprehensive income attributable to KBR	$(280)	$(9)	$(289)

The effect of the above corrections on the consolidated balance sheets at December 31, 2018 and 2017 are as follows:

	December 31, 2018
Revised Balance Sheet Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in and advances to unconsolidated affiliates	$744	$(20)	$724
Total assets	$5,072	$(20)	$5,052
Deferred income taxes	$27	$—	$27
Total liabilities	$3,334	$—	$3,334
Total AOCL	$(913)	$3	$(910)
Retained earnings	$1,258	$(23)	$1,235
Total shareholders' equity	$1,738	$(20)	$1,718
Total liabilities and shareholders' equity	$5,072	$(20)	$5,052

	December 31, 2017
Revised Balance Sheet Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in and advances to unconsolidated affiliates	$387	$(22)	$365
Total assets	$3,674	$(22)	$3,652
Deferred income taxes	$18	$2	$20
Total liabilities	$2,453	$2	$2,455
Total AOCL	$(921)	$(1)	$(922)
Retained earnings	$877	$(23)	$854
Total shareholders' equity	$1,221	$(24)	$1,197
Total liabilities and shareholders' equity	$3,674	$(22)	$3,652

The effect of the above corrections on the consolidated statement of operations for three months ended March 31, 2019 and 2018 are as follow:

	Three Months Ended March 31, 2019
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$—	$—	$—
Operating income	$78	$—	$78
Income before income taxes and noncontrolling interests	$58	$—	$58
Net income	$42	$—	$42
Net income attributable to KBR	$40	$—	$40
Net income attributable to KBR per share:
Basic	$0.28	$—	$0.28
Diluted	$0.28	$—	$0.28
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$1	$(2)	$(1)
Other comprehensive income (loss), net of tax	$2	$(2)	$—
Comprehensive income	$44	$(2)	$42
Comprehensive income attributable to KBR	$42	$(2)	$40

	Three Months Ended March 31, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$23	$(2)	$21
Operating income	$181	$(2)	$179
Income before income taxes and noncontrolling interests	$173	$(2)	$171
Net income	$139	$(2)	$137
Net income attributable to KBR	$138	$(2)	$136
Net income attributable to KBR per share:
Basic	$0.98	$(0.02)	$0.96
Diluted	$0.97	$(0.01)	$0.96
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$3	$3	$6
Other comprehensive income (loss), net of tax	$9	$3	$12
Comprehensive income	$148	$1	$149
Comprehensive income attributable to KBR	$147	$1	$148

The effect of the above corrections on the consolidated statement of operations for three and six months ended June 30, 2018 are as follow:

	Three Months Ended June 30, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$10	$2	$12
Operating income	$98	$2	$100
Income before income taxes and noncontrolling interests	$80	$2	$82
Net income	$62	$2	$64
Net income attributable to KBR	$42	$2	$44
Net income attributable to KBR per share:
Basic	$0.30	$0.01	$0.31
Diluted	$0.30	$0.01	$0.31
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$(26)	$—	$(26)
Change in fair value of derivatives	$(4)	$(1)	$(5)
Other comprehensive income (loss), net of tax	$(23)	$(1)	$(24)
Comprehensive income	$39	$1	$40
Comprehensive income attributable to KBR	$19	$1	$20

	Six Months Ended June 30, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$33	$—	$33
Operating income	$279	$—	$279
Income before income taxes and noncontrolling interests	$253	$—	$253
Net income	$201	$—	$201
Net income attributable to KBR	$180	$—	$180
Net income attributable to KBR per share:
Basic	$1.28	$(0.01)	$1.27
Diluted	$1.27	$—	$1.27
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$(23)	$3	$(20)
Change in fair value of derivatives	$(4)	$(1)	$(5)
Other comprehensive income (loss), net of tax	$(14)	$2	$(12)
Comprehensive income	$187	$2	$189
Comprehensive income attributable to KBR	$166	$2	$168

Note 22. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In November 2018, the FASB issued ASU No. 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. ASU No. 2018-18 is effective for interim and annual reporting periods beginning after December 15, 2019. We do not expect the adoption of ASU No. 2018-18 to have a material impact on our financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest. ASU No. 2018-17 is effective for interim and annual reporting periods beginning after December 15, 2019. We do not expect the adoption of ASU No. 2018-17 to have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. ASU No. 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU No. 2018-15 to have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU No. 2018-14 to have any impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU No. 2018-13 to have any impact on our financial position, results of operations or cash flows.

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
The global outlook for government services is favorable, with increased defense and space spending budgets driven in part by political instability, military conflicts, aging platforms and infrastructure, and the need for technology upgrades. We expect continued opportunities to provide enabling solutions and technologies to high impact, mission critical work. These opportunities continue to drive best value selections and customer confidence in the enterprise that we have built through our strategic acquisitions and organic growth. Internationally, the majority of our government services work is performed through private financed initiatives with the U.K. MoD under long-term firm contracts. These contracts are expected to provide stable, predictable earnings and cash flow over the program life, with our largest PFI extending through 2041.
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

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The information below is an analysis of our consolidated results for the three months ended June 30, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Revenues	$1,422	$1,267	$155	12%

The increase in consolidated revenues was primarily driven by strong organic growth within our GS Logistics and Engineering businesses, additional revenue from the acquisition of SGT, and an increase in volume in our TS business segment. The increase was partially offset by decreased revenue in our ES segment due to the completion or near completion of several projects in the U.S., a decrease in revenue from services we provide to the Ichthys LNG project and the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018. These decreases in ES EPC Delivery Projects were partially offset by growth within our ES Services and Consulting business.

Gross Profit	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gross profit	$160	$161	$(1)	(1)%

The decrease in gross profit was primarily caused by strong organic growth in our GS Logistics and Engineering businesses, partially offset by decreased profit in our ES business segment due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Equity in earnings of unconsolidated affiliates	$15	$12	$3	25%

The increase in equity in earnings of unconsolidated affiliates was primarily due to increase in earnings related to the final close-out of a U.K. joint venture in our ES business segment and higher earnings from our Aspire Defence joint venture in our GS business segment.

Selling, General and Administrative Expenses	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Selling, general and administrative expenses	$(88)	$(72)	$16	22%

The increase in selling, general and administrative expenses was primarily due to the organic growth in our GS business segment. Selling, general and administrative expenses in the second quarter of 2019 and 2018 included $30 million and $21 million, respectively, related to corporate activities and $58 million and $51 million, respectively, related to the business segments.

Interest Expense	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Interest expense	$(26)	$(17)	$9	53%

The increase in interest expense was primarily due to increased borrowings and an increase in the weighted-average interest rate on our borrowings as a result of the refinancing transaction as discussed in Note 12 to our condensed consolidated financial statements.

Other Non-operating Income (Loss)	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Other non-operating income (loss)	$2	$(1)	$3	300%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income or expense items.

Provision for Income Taxes	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Income before provision for income taxes and noncontrolling interests	$68	$82	$(14)	(17)%
(Provision) for income taxes	$(18)	$(18)	$—	—%

Our provision for income taxes for the three months ended June 30, 2019 reflects a 27% tax rate as compared to a 22% tax rate for the three months ended June 30, 2018. See Note 13 to our condensed consolidated financial statements for discussion of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Net income attributable to noncontrolling interests	$(2)	$(20)	$(18)	(90)%

The decrease in net income attributable to noncontrolling interests was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018.

Results of Operations by Business Segment

	Three Months Ended June 30,
Dollars in millions	2019	2018
Revenues
Government Solutions	$1,033	$868
Technology Solutions	93	72
Energy Solutions	296	327
Subtotal	1,422	1,267
Non-strategic Business	—	—
Total revenues	$1,422	$1,267

Gross profit
Government Solutions	$112	$85
Technology Solutions	26	27
Energy Solutions	22	49
Subtotal	160	161
Non-strategic Business	—	—
Total gross profit	$160	$161

Equity in earnings of unconsolidated affiliates
Government Solutions	$8	$6
Energy Solutions	7	6
Subtotal	15	12
Non-strategic Business	—	—
Total equity in earnings of unconsolidated affiliates	$15	$12

Total selling, general and administrative expenses	$(88)	$(72)

Acquisition and integration related costs	(1)	(1)

Gain on disposition of assets	$6	$—

Total operating income	$92	$100

Government Solutions

GS revenues increased by $165 million, or 19%, to $1.0 billion in the second quarter of 2019, compared to $868 million in the second quarter of 2018. This increase was primarily due to strong organic growth in our GS Logistics and Engineering businesses primarily on our AFCAP and LogCAP IV contracts, start-up of new programs in our GS Space and Mission Solutions business, as well as increased revenues due to the acquisition of SGT. See Note 4 to our condensed consolidated financial statements for more information on the the acquisition of SGT.

GS gross profit increased by $27 million, or 32%, to $112 million in the second quarter of 2019 compared to $85 million in the second quarter of 2018. This increase was primarily due to increases from the organic revenue growth in our Logistics and Engineering businesses, and additional gross profit from the acquisition of SGT.

GS equity in earnings of unconsolidated affiliates increased by $2 million, or 33%, to $8 million in the second quarter of 2019 compared to $6 million in the second quarter of 2018. This increase was primarily driven by higher earnings from our Aspire Defence Limited joint venture.

Technology Solutions

TS revenues increased by $21 million, or 29%, to $93 million in the second quarter of 2019 compared to $72 million in the second quarter of 2018, primarily due to timing of progress on proprietary equipment sales.

TS gross profit decreased by $1 million, or 4%, to $26 million in the second quarter of 2019 compared to $27 million in the second quarter of 2018 primarily due to a higher mix of proprietary equipment sales at lower margins.

Energy Solutions

ES revenues decreased by $31 million, or 9%, to $296 million in the second quarter of 2019, compared to $327 million in the second quarter of 2018. The decrease was primarily due to reduced activity on several projects nearing completion in the U.S., a decrease in revenue from services we provide to the Ichthys LNG project and the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018. These decreases were partially offset by growth on existing operations and maintenance projects within our Services and Consulting business.

ES gross profit decreased by $27 million, or 55%, to $22 million in the second quarter of 2019, compared to $49 million in the second quarter of 2018. The decrease was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018.

ES equity in earnings of unconsolidated affiliates increased by $1 million, or 17%, to $7 million in the second quarter of 2019, compared to earnings of $6 million in the second quarter of 2018. The increase is related to the final close-out of a U.K. joint venture.

Non-strategic Business

Non-strategic Business earned no revenues and no gross profit in the second quarters of 2019 and 2018. All Non-Strategic Business projects are substantially complete as of June 30, 2019. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The information below is an analysis of our consolidated results for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Revenues	$2,762	$2,305	$457	20%

The increase in consolidated revenues was primarily driven by strong organic growth within our GS Logistics and Engineering businesses, an additional $153 million of revenues from the acquisition of SGT in second quarter 2018 and an increase in revenue for our TS business segment. The increase was partially offset by decreased revenue in our ES business segment primarily due to the completion or near completion of several projects in the U.S. and a decrease in revenue from services we provide to the Ichthys LNG project. The decrease was partially offset by growth within the Services and Consulting business within ES. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Gross Profit	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gross profit	$313	$278	$35	13%

The increase in gross profit was primarily driven by strong organic growth in our GS Logistics and Engineering businesses, additional gross profit from the acquisition of SGT, and higher revenue volume for the TS business segment. A decrease in gross profit in our ES business segment was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018, partially offset by a settlement of an ammonia project in the US.

Equity in Earnings of Unconsolidated Affiliates	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Equity in earnings of unconsolidated affiliates	$15	$33	$(18)	(55)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to a decrease in progress on our Ichthys LNG project in our ES business segment. We also recognized an impairment charge associated with an equity method investment in Latin America. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Selling, General and Administrative Expenses	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Selling, general and administrative expenses	$(166)	$(143)	$23	16%

The increase in selling, general and administrative expenses was primarily due to the organic growth in our GS business segment. Selling, general and administrative expenses in the six months ended June 30, 2019 and 2018 included $55 million and $42 million, respectively, related to corporate activities and $111 million and $101 million, respectively, related to the business segments.

Acquisition and Integration Related Costs	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Acquisition and integration related costs	$(2)	$(4)	$(2)	(50)%

The decrease in acquisition and integration related costs was primarily due to lower costs related to SGT.

Gain on Consolidation of Aspire Entities	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gain on consolidation of Aspire entities	$—	$115	$(115)	(100)%

The gain on consolidation of Aspire entities was recognized upon the consolidation of the Aspire Defence subcontracting entities for the six months ended June 30, 2018. See Note 4 to our condensed consolidated financial statements for additional information.

Interest Expense	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Interest expense	$(51)	$(23)	$28	122%

The increase in interest expense was primarily due to increased borrowings as a result of the refinancing transaction and Convertible Notes as discussed in Note 12 to our condensed consolidated financial statements.

Other Non-operating Income (Loss)	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Other non-operating income (loss)	$7	$(3)	$10	333%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income and expense items. The increase in other non-operating income was primarily due to foreign exchange gains.

Provision for Income Taxes	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Income before provision for income taxes and noncontrolling interests	$126	$253	$(127)	(50)%
Provision for income taxes	$(34)	$(52)	$(18)	(35)%

Our provision for income taxes for the six months ended June 30, 2019, reflects a 27% tax rate as compared to a 20% tax rate for the six months ended June 30, 2018. The effective tax rate of 27% for the six months ended June 30, 2019 was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The effective tax rate of 20% for the six months ended June 30, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence subcontracting entities that was recorded at a lower rate than our estimated annual tax rate for 2018. See Note 13 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Net income attributable to noncontrolling interests	$(4)	$(21)	$(17)	(81)%

The decrease in net income attributable to noncontrolling interests was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018.

Results of Operations by Business Segment

	Six Months Ended June 30,
Dollars in millions	2019	2018
Revenues
Government Solutions	$2,008	$1,545
Technology Solutions	185	134
Energy Solutions	568	626
Subtotal	2,761	2,305
Non-strategic Business	1	—
Total revenues	$2,762	$2,305

Gross profit (loss)
Government Solutions	$202	$155
Technology Solutions	53	48
Energy Solutions	58	77
Subtotal	313	280
Non-strategic Business	—	(2)
Total gross profit	$313	$278

Equity in earnings of unconsolidated affiliates
Government Solutions	$14	$14
Energy Solutions	1	19
Subtotal	15	33
Non-strategic Business	—	—
Total equity in earnings of unconsolidated affiliates	$15	$33

Total selling, general and administrative expenses	$(166)	$(143)

Acquisition and integration related costs	$(2)	$(4)

Gain on disposition of assets	$10	$—

Gain on consolidation of Aspire entities	$—	$115

Total operating income	$170	$279

Government Solutions

GS revenues increased by $463 million, or 30%, to $2.0 billion in the six months ended June 30, 2019, compared to $1.5 billion in the six months ended June 30, 2018. This increase was primarily primarily driven by strong organic growth within our GS Logistics business primarily on our AFCAP and LogCAP IV contracts, expanded services in our Engineering business, startup of new programs in our SMS business, as well as an additional $153 million of revenues due to the acquisition of SGT in second quarter 2018. See Note 4 to our condensed consolidated financial statements for more information on the acquisition of SGT.

GS gross profit increased by $47 million, or 30%, to $202 million in the six months ended June 30, 2019, compared to $155 million in the six months ended June 30, 2018. This increase was primarily due to the strong organic growth within our GS Logistics and Engineering businesses and additional gross profit of $13 million from the acquisition of SGT.

GS equity in earnings of unconsolidated affiliates change remained flat, at $14 million in each of the six months ended June 30, 2019 and 2018.

Technology Solutions

TS revenues increased by $51 million, or 38%, to $185 million in the six months ended June 30, 2019, compared to $134 million in the six months ended June 30, 2018, primarily due to higher proprietary equipment sales.

TS gross profit increased by $5 million, or 10%, to $53 million in the six months ended June 30, 2019, compared to $48 million in the six months ended June 30, 2018, primarily driven by the increased revenue volume from proprietary equipment sales at lower margins.

Energy Solutions

ES revenues decreased by $58 million, or 9%, to $568 million in the six months ended June 30, 2019, compared to $626 million in the six months ended June 30, 2018. The decrease was primarily due to the completion or near completion of several projects in the U.S. and a decrease in revenue from services we provide to the Ichthys LNG project. The decrease was partially offset by growth within the Services and Consulting business.

ES gross profit decreased by $19 million, or 25%, to $58 million in the six months ended June 30, 2019, compared to $77 million in the six months ended June 30, 2018. This decrease was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of an Australian LNG project in 2018, partially offset by a settlement of an ammonia project in the United States.

ES equity in earnings of unconsolidated affiliates decreased by $18 million, or 95%, to a $1 million in the six months ended June 30, 2019, compared to earnings of $19 million in the six months ended June 30, 2018. This decrease was primarily due to a decrease in earnings on the Ichthys LNG project as a result of the project being substantially complete. We also recognized an impairment charge associated with an equity method investment in Latin America. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

Non-strategic Business earned revenues of $1 million in the six months ended June 30, 2019, compared to no revenues earned in the six months ended June 30, 2018. Revenues in the Non-strategic Business were primarily associated with close-out activities on completed projects as we exit the business.

Non-strategic Business incurred no profit or loss in the six months ended June 30, 2019, compared to a gross loss of $2 million in the six months ended June 30, 2018. This change was primarily due to close-out activities on completed projects in the six months ended June 30, 2018 as we exit the business.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.9 billion at June 30, 2019, and $3.0 billion at December 31, 2018. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $5.1 billion and $5.3 billion at June 30, 2019 and December 31, 2018, respectively.

The following table summarizes our backlog by business segment for the periods ended June 30, 2019, and December 31, 2018, respectively:

	June 30,	December 31,
Dollars in millions	2019	2018
Government Solutions	$10,689	$11,005
Technology Solutions	500	594
Energy Solutions	2,634	1,896
Subtotal	13,823	13,495
Non-strategic Business	1	2
Total backlog	$13,824	$13,497

We estimate that as of June 30, 2019, 32% of our backlog will be executed within one year. Of this amount, 85% will be recognized in revenues on our condensed consolidated statement of operations and 15% will be recorded by our unconsolidated joint ventures. As of June 30, 2019, $154 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2019, 10% of our backlog was attributable to fixed-price contracts, 53% was attributable to PFIs and 37% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2019, $9.3 billion of our GS backlog was currently funded by our customers.

As of June 30, 2019, we had approximately $3.3 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $13.8 billion and the remaining performance obligation as defined by ASC 606 of $10.3 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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

Liquidity and Capital Resources

ES services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $500 million PLOC or our $500 million Revolver under the Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis. We believe we have adequate letter of credit capacity under the Senior Credit Facility and bilateral lines, as well as adequate surety bond capacity under our existing lines to support our operations, and backlog for the next 12 months.
Cash generated from operations and the Senior Credit Facility are our primary sources of liquidity.  Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our hydrocarbons services projects.  Certain projects may receive cash in the early phases of our larger hydrocarbons services fixed-price projects, technology projects, and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under the Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers. We believe that existing cash balances, internally generated cash flows and availability under the Senior Credit Facility are sufficient to support our day-to-day domestic and foreign business operations for at least the next 12 months.
Cash and equivalents totaled $611 million at June 30, 2019, and $739 million at December 31, 2018 and consisted of the following:

	June 30,	December 31,
Dollars in millions	2019	2018
Domestic U.S. cash	$125	$211
International cash	182	210
Joint venture and Aspire project cash	304	318
Total	$611	$739

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. In assessing the amount of cash to be repatriated, we consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets, and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world, among other things. As of June 30, 2019, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

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

As of June 30, 2019, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Six Months Ended June 30,
Dollars in millions	2019	2018
Cash flows provided by (used in) operating activities	$81	$(36)
Cash flows (used in) investing activities	(131)	(332)
Cash flows (used in) provided by financing activities	(78)	472
Effect of exchange rate changes on cash	—	(24)
(Decrease) increase in cash and equivalents	$(128)	$80

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

Cash provided by operations totaled $81 million in the first six months of 2019 as compared to net income of $92 million. The difference primarily results from net unfavorable changes in working capital balances for projects as discussed below:

•	The $118 million unfavorable cash flow impact related to accounts receivable was primarily related to increases in accounts receivable in our GS and ES business segments.

•	The $67 million favorable cash flow impact related to accounts payable was largely attributable to growth in our TS and GS business segments.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $45 million and contributed $19 million to our pension funds in the first six months of 2019.
Cash used in operations totaled $36 million in the first six months of 2018 primarily resulting from net unfavorable changes of $130 million in working capital balances for projects as discussed below:

•
Accounts receivable unfavorable cash flow impact was primarily related to increases in accounts receivable in our GS U.S. operations and increases in accounts receivable in the consolidated Aspire Defence subcontracting entities, since the date we obtained control, partially offset by strong collections in our TS segment.

•
Contract assets unfavorable cash flow impact in the first six months in 2018 was primarily due to increases in contract assets related to a downstream EPC project in the U.S. and in various other U.S. government projects.

•
Accounts payable favorable cash flow impact in the first six months in 2018 was primarily related to an increase in accounts payable related to our consolidated Aspire Defence subcontracting entities, since the date we obtained control and growth in our business on various other U.S. government projects. This increase was partially offset by decreases in accounts payable related to our ES and TS business segments.

•
Contract liabilities unfavorable cash flow impact in the first six months in 2018 was primarily related to funding of projects in Australia within our ES business segment, partially offset with various projects in our GS business segment.

•	We received distributions of earnings from our unconsolidated affiliates of $9 million and contributed $19 million to our pension funds in the first six months in 2018.
Investing Activities. Cash used in investing activities totaled $131 million in the first six months of 2019 and was primarily due to investment in JKC. See Note 9 to our condensed consolidated financial statements for discussion of the Ichthys Project and our investment contributions to JKC.

Cash used in investing activities totaled $332 million in the first six months of 2018 and was primarily due to the acquisition of SGT and investment contributions to JKC, partially offset by the incremental cash resulting from the consolidation of the Aspire Defence subcontracting entities.

Financing Activities. Cash used in financing activities totaled $78 million in the first six months of 2019 and was primarily due to $47 million in payments on borrowings and $23 million for dividend payments to common shareholders.

Cash provided by financing activities totaled $472 million in the first six months of 2018 and primarily includes $959 million in borrowings on Term Loans A and B, $250 million in borrowings from the Revolver, offset by $605 million of payments on borrowings, $46 million in debt issuance costs, $56 million to acquire the noncontrolling interest in the Aspire Defence subcontracting entities and the remaining 25% noncontrolling interest in one of our joint ventures, and $23 million for dividend payments to common shareholders.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, and cash borrowings under the Senior Credit Facility.

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

During the six months ended June 30, 2019, we made investment contributions to JKC of approximately $126 million to fund our proportionate share of the ongoing project execution activities. During 2018, we made investment contributions to JKC of approximately $344 million to fund our proportionate share of the ongoing project execution activities. Our projected total investment contributions to complete the project is approximately $500 million through the end of 2019 thus leaving an estimated $30 million to be funded through the end of the project. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. To the extent our joint venture partners are unable to complete their obligations, we may be required to fund incremental amounts above our 30% ownership interest. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

As of June 30, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $219 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the six months ended June 30, 2019 was $19 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. We agreed to a new triennial agreement with the trustees of the U.K. pension in June 2019. The agreement calls for minimum annual contributions of $45 million from 2019 through the next valuation. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Credit Agreement and the Senior Credit Facility is described in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to engineering and construction contracts. We attempt to limit exposure to foreign currency fluctuations in most of these contracts through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net gain of $2 million and net gain of $1 million, for the three months ended June 30, 2019 and 2018, respectively, and a net gain of $5 million and net loss of $5 million, for the six months ended June 30, 2019 and 2018, respectively, related to the impact of our hedging activities associated with our operating exposures in "Other non-operating income (expense)" on our condensed consolidated statements of operations.

We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet for the three months ended June 30, 2019. See Note 20 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had no borrowings outstanding under the Revolver and $945 million under the term loan portions of the Senior Credit Facility as of June 30, 2019. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 12 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. On October 10, 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in October 2022. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $23 million as of June 30, 2019.

At June 30, 2019, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $445 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the six months ended June 30, 2019, was 5.36%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of June 30, 2019.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2019, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2019.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2019	356	$21.51	—	$160,236,157
May 1 - 31, 2019	2,118	$22.17	—	$160,236,157
June 1 - 30, 2019	10,759	$22.66	—	$160,236,157

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended June 30, 2019, was 13,233 shares at an average price of $22.55 per share.

Item 6. Exhibits

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101.Def	Definition Linkbase Document

***101.Pre	Presentation Linkbase Document

***101.Lab	Labels Linkbase Document

***101.Cal	Calculation Linkbase Document

***101.Sch	Schema Linkbase Document

***101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	Management contracts or compensatory plans or arrangements
*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark Sopp	/s/ Raymond L. Carney
Mark Sopp	Raymond L. Carney
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: July 31, 2019                      Dated: July 31, 2019