Form 10-Q
period 2019-09-30
KBR, INC.
filed 2019-10-31
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware			20-4536774
(State of incorporation)			(I.R.S. Employer Identification No.)

601 Jefferson Street, Suite 3400	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)

(713) 753-2000
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

As of October 23, 2019, there were 141,714,130 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms

The following frequently used terms, abbreviations or acronyms are used in this Quarterly Report on Form 10-Q as defined below:

Acronym	Definition
AFCAP	Air Force Contract Augmentation Program
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
FLNG	Floating liquefied natural gas
FPSO	Floating production, storage and offshore
FPUs	Floating production units
FSRU	Floating storage and regasification unit
GS	Government Solutions
GTL	Gas to liquids
HETs	Heavy equipment transporters
IT	Information and Technology
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Quarterly Report on Form 10-Q)
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PLOC	Performance Letter of Credit facility
PSC	Private Security Contractor

Acronym	Definition
SEC	U.S. Securities and Exchange Commission
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
SMS	Space and Mission Solutions
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$1,425	$1,278	$4,187	$3,583
Cost of revenues	(1,256)	(1,129)	(3,705)	(3,156)
Gross profit	169	149	482	427
Equity in earnings of unconsolidated affiliates	9	17	24	50
Selling, general and administrative expenses	(75)	(64)	(241)	(207)
Acquisition and integration related costs	—	(1)	(2)	(5)
Gain on disposition of assets and investments	1	—	11	—
Gain on consolidation of Aspire subcontracting entities	—	(2)	—	113
Operating income	104	99	274	378
Interest expense	(25)	(20)	(76)	(43)
Other non-operating income (loss)	3	(1)	10	(4)
Income before income taxes and noncontrolling interests	82	78	208	331
Provision for income taxes	(24)	(22)	(58)	(74)
Net income	58	56	150	257
Net income attributable to noncontrolling interests	(2)	(2)	(6)	(23)
Net income attributable to KBR	$56	$54	$144	$234
Net income attributable to KBR per share:
Basic	$0.39	$0.38	$1.01	$1.66
Diluted	$0.39	$0.38	$1.01	$1.66
Basic weighted average common shares outstanding	141	141	141	140
Diluted weighted average common shares outstanding	142	141	141	141
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24

Net income	$58	$56	$150	$257
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $(1), $0, $(1) and $(3)	(34)	(9)	(48)	(29)
Pension and post-retirement benefits, net of taxes of $(1), $(1), $(3) and $(3)	4	5	11	18
Changes in fair value of derivatives, net of taxes of $3, $0, $3 and $0	2	—	(7)	(5)
Total other comprehensive loss	(28)	(4)	(44)	(16)
Comprehensive income	30	52	106	241
Less: Comprehensive income attributable to noncontrolling interests	(2)	(2)	(6)	(23)
Comprehensive income attributable to KBR	$28	$50	$100	$218
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$681	$739
Accounts receivable, net of allowance for doubtful accounts of $12 and $9	1,038	927
Contract assets	235	185
Other current assets	153	108
Total current assets	2,107	1,959
Claims and accounts receivable	104	98
Property, plant, and equipment, net of accumulated depreciation of $375 and $355 (including net PPE of $29 and $35 owned by a variable interest entity)	109	121
Operating lease right-of-use assets	183	—
Goodwill	1,261	1,265
Intangible assets, net of accumulated amortization of $174 and $151	489	516
Equity in and advances to unconsolidated affiliates	793	724
Deferred income taxes	220	222
Other assets	136	147
Total assets	$5,402	$5,052
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$624	$546
Contract liabilities	536	463
Accrued salaries, wages and benefits	249	221
Nonrecourse project debt	10	10
Operating lease liabilities	42	—
Other current liabilities	191	179
Total current liabilities	1,652	1,419
Pension obligations	192	250
Employee compensation and benefits	108	109
Income tax payable	85	84
Deferred income taxes	29	27
Nonrecourse project debt	11	17
Long-term debt	1,185	1,226
Operating lease liabilities	201	—
Other liabilities	122	202
Total liabilities	3,585	3,334
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 178,244,609 and 177,383,302 shares issued, and 141,706,294 and 140,900,032 shares outstanding, respectively	—	—
PIC	2,202	2,190
Retained earnings	1,366	1,235
Treasury stock, 36,538,315 shares and 36,483,270 shares, at cost, respectively	(817)	(817)
AOCL	(954)	(910)
Total KBR shareholders’ equity	1,797	1,698
Noncontrolling interests	20	20
Total shareholders’ equity	1,817	1,718
Total liabilities and shareholders’ equity	$5,402	$5,052
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$150	$257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76	47
Equity in earnings of unconsolidated affiliates	(24)	(50)
Deferred income tax expense	—	29
Gain on disposition of assets and investments	(11)	—
Gain on consolidation of Aspire subcontracting entities	—	(113)
Other	20	13

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(123)	(144)
Contract assets	(52)	(4)
Accounts payable	83	72
Contract liabilities	82	(63)
Accrued salaries, wages and benefits	31	18
Payments from unconsolidated affiliates, net	9	7
Distributions of earnings from unconsolidated affiliates	64	16
Pension funding	(31)	(30)
Other assets and liabilities	(75)	(19)
Total cash flows provided by operating activities	$199	$36
Cash flows from investing activities:
Purchases of property, plant and equipment	$(10)	$(15)
Proceeds from disposition of assets and investments	8	1
Investments in equity method joint ventures	(146)	(257)
Acquisition of businesses, net of cash acquired	—	(354)
Adjustments to cash due to consolidation of Aspire subcontracting entities	—	197
Total cash flows used in investing activities	$(148)	$(428)

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Payments to reacquire common stock	$(4)	$(3)
Acquisition of remaining ownership interest in joint ventures	—	(56)
Distributions to noncontrolling interests	(6)	—
Payments of dividends to shareholders	(34)	(34)
Net proceeds from issuance of common stock	3	2
Borrowings on revolving credit agreements	—	250
Borrowings on long-term debt	—	1,052
Payments on revolving credit agreements	—	(605)
Payments on short-term and long-term borrowings	(54)	(7)
Debt issuance costs	—	(47)
Other	(2)	—
Total cash flows (used in) provided by financing activities	$(97)	$552
Effect of exchange rate changes on cash	(12)	(18)
(Decrease) increase in cash and equivalents	(58)	142
Cash and equivalents at beginning of period	739	439
Cash and equivalents at end of period	$681	$581
Supplemental disclosure of cash flows information:
Cash paid for interest	$54	$34
Cash paid for income taxes (net of refunds)	$47	$20
Noncash financing activities
Dividends declared	$11	$11
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2019 and the results of our operations for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated statements of operations. We have elected to classify certain indirect costs incurred as overhead (included in "Cost of revenues") or general administrative expenses for U.S. GAAP reporting purposes in the same manner as such costs are defined in our disclosure statements under CAS. Effective January 1, 2019, we established a new CAS structure and revised our disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, for the three and nine months ended September 30, 2018, $27 million and $94 million, respectively, was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on our condensed consolidated statement of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
Dollars in millions	As Reported	As Previously Reported	As Reported	As Previously Reported
Statement of Operations
Cost of revenues	$(1,129)	$(1,156)	$(3,156)	$(3,250)
Selling, general and administrative expenses	(64)	(37)	(207)	(113)

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

As a result of the adoption, we recorded a cumulative-effect adjustment to retained earnings of $21 million, net of deferred taxes of $7 million, representing the unamortized portion of a deferred gain previously recorded in conjunction with the 2012 sale and leaseback of the office building in Houston, Texas where our corporate headquarters is located. We concluded the transaction resulted in the transfer of control of the office building to the buyer-lessor at market terms and therefore would have qualified as a sale under ASC Topic 842 with gain recognition in the period in which the sale was recognized.

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

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of September 30, 2019, and December 31, 2018, are presented below:

	September 30,	December 31,
Dollars in millions	2019	2018
Current maturities of long-term debt	$27	$22
Retainage payable	37	33
Income taxes payable	28	30
Value-added tax payable	47	33
Dividend payable	11	11
Other miscellaneous liabilities	41	50
Total other current liabilities	$191	$179

Other Liabilities

"Other liabilities" on our condensed consolidated balance sheet as of December 31, 2018 included deferred rent primarily related to real-estate leases as well as the unamortized portion of a deferred gain related to a 2012 sale-leaseback real-estate transaction totaling $92 million. See above under "Impact of Adoption of New Accounting Standards" for further discussion.

Note 2. Business Segment Information

We are organized into three core business segments Government Solutions, Technology Solutions, and Energy Solutions and two non-core business segments as described below:
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
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities we determine are no longer core to our business strategy and that we have exited or intend to exit upon completion of existing contracts. All Non-Strategic Business projects are substantially complete. Current activities in this business segment primarily relate to final project close-out, negotiation and settlement of claims, joint venture liquidation and various other matters associated with these projects.
Effective for the quarter ended September 30, 2019, we reported the results of joint venture operations related to a project in Latin America within our Non-strategic Business segment. The reclassification results from our decision during the quarter to wind down the operating activities of the joint venture and exit the business. Equity in earnings of unconsolidated affiliates related to this joint venture were previously reported in our Energy Solutions business segment and were $0 million and a loss of $13 million for the three and nine months ended September 30, 2019, respectively, and income of $2 million and a loss of $4 million for the three and nine months ended September 30, 2018, respectively.
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

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dollars in millions
Revenues:
Government Solutions	$978	$928	$2,986	$2,473
Technology Solutions	96	81	281	215
Energy Solutions	351	268	919	894
Subtotal	1,425	1,277	4,186	3,582
Non-strategic Business	—	1	1	1
Total revenues	$1,425	$1,278	$4,187	$3,583
Gross profit (loss):
Government Solutions	$110	$98	$312	$253
Technology Solutions	30	29	83	77
Energy Solutions	22	27	80	102
Subtotal	162	154	475	432
Non-strategic Business	7	(5)	7	(5)
Total gross profit	$169	$149	$482	$427
Equity in earnings of unconsolidated affiliates:
Government Solutions	$7	$8	$21	$22
Energy Solutions	2	7	16	32
Subtotal	9	15	37	54
Non-strategic Business	—	2	(13)	(4)
Total equity in earnings of unconsolidated affiliates	$9	$17	$24	$50
Selling, general and administrative expenses:
Government Solutions	$(28)	$(30)	$(93)	$(79)
Technology Solutions	(7)	(6)	(21)	(18)
Energy Solutions	(15)	(10)	(47)	(50)
Other	(25)	(18)	(80)	(60)
Subtotal	(75)	(64)	(241)	(207)
Non-strategic Business	—	—	—	—
Total selling, general and administrative expenses	$(75)	$(64)	$(241)	$(207)
Acquisition and integration related costs:
Government Solutions	$—	$(1)	$(2)	$(5)
Technology Solutions	—	—	—	—
Energy Solutions	—	—	—	—
Other	—	—	—	—
Subtotal	—	(1)	(2)	(5)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Dollars in millions
Non-strategic Business	—	—	—	—
Total acquisition and integration related costs	$—	$(1)	$(2)	$(5)
Gain on disposition of assets:
Government Solutions	$—	$—	$11	$—
Technology Solutions	—	—	—	—
Energy Solutions	—	—	—	—
Other	1	—	—	—
Subtotal	1	—	11	—
Non-strategic Business	—	—	—	—
Total gain on disposition of assets	$1	$—	$11	$—
Gain on consolidation of Aspire entities:
Government Solutions	$—	$(2)	$—	$118
Technology Solutions	—	—	—	—
Energy Solutions	—	—	—	—
Other	—	—	—	(5)
Subtotal	—	(2)	—	113
Non-strategic Business	—	—	—	—
Total gain on consolidation of Aspire entities	$—	$(2)	$—	$113
Segment operating income (loss):
Government Solutions	$89	$73	$249	$309
Technology Solutions	23	23	62	59
Energy Solutions	9	23	49	84
Other	(24)	(17)	(80)	(65)
Subtotal	97	102	280	387
Non-strategic Business	7	(3)	(6)	(9)
Total segment operating income (loss)	$104	$99	$274	$378

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

Revenue by Service/Product line and reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2019	2018	2019	2018
By Service / Product Types
Government Solutions
Space and Mission Solutions	$228	$206	$650	$453
Engineering	293	292	887	846
Logistics	457	430	1,449	1,174
Total Government Solutions	978	928	2,986	2,473

Technology Solutions	96	81	281	215

Energy Solutions
EPC Delivery Projects	113	86	267	344
Services and Consulting	238	182	652	550
Total Energy Solutions	351	268	919	894

Non-strategic business	—	1	1	1

Total net revenue	$1,425	$1,278	$4,187	$3,583

Government Solutions revenue earned from key U.S. government customers including U.S. DoD agencies and NASA was $745 million and $717 million for the three months ended September 30, 2019 and 2018, respectively, and $2.3 billion and $1.8 billion for the nine months ended September 30, 2019 and 2018, respectively. Government Solutions revenue earned from non-U.S. government customers including the U.K. MoD, the Australian Defence Force and others was $233 million and $211 million for the three months ended September 30, 2019 and 2018, respectively, and $670 million and $627 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenue by geographic destination was as follows:

	Three Months Ended September 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$561	$19	$146	$—	$726
Middle East	159	3	61	—	223
Europe	205	17	50	—	272
Australia	23	1	50	—	74
Canada	1	1	12	—	14
Africa	17	7	22	—	46
Asia	—	48	2	—	50
Other countries	12	—	8	—	20
Total net revenue	$978	$96	$351	$—	$1,425

	Three Months Ended September 30, 2018
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$484	$2	$113	$1	$600
Middle East	200	1	36	—	237
Europe	197	13	39	—	249
Australia	16	—	54	—	70
Canada	—	—	2	—	2
Africa	20	8	10	—	38
Asia	—	54	5	—	59
Other countries	11	3	9	—	23
Total net revenue	$928	$81	$268	$1	$1,278

	Nine Months Ended September 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,635	$29	$357	$1	$2,022
Middle East	598	11	163	—	772
Europe	586	51	138	—	775
Australia	67	1	149	—	217
Canada	1	1	19	—	21
Africa	57	25	59	—	141
Asia	—	161	5	—	166
Other countries	42	2	29	—	73
Total net revenue	$2,986	$281	$919	$1	$4,187

	Nine Months Ended September 30, 2018
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,229	$12	$364	$1	$1,606
Middle East	548	12	97	—	657
Europe	561	34	137	—	732
Australia	44	1	221	—	266
Canada	—	2	17	—	19
Africa	58	20	16	—	94
Asia	—	129	11	—	140
Other countries	33	5	31	—	69
Total net revenue	$2,473	$215	$894	$1	$3,583

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended September 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$286	$93	$83	$—	$462
Cost Reimbursable	692	3	268	—	963
Total net revenue	$978	$96	$351	$—	$1,425

	Three Months Ended September 30, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$268	$80	$38	$1	$387
Cost Reimbursable	660	1	230	—	891
Total net revenue	$928	$81	$268	$1	$1,278

	Nine Months Ended September 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$842	$276	$171	$1	$1,290
Cost Reimbursable	2,144	5	748	—	2,897
Total net revenue	$2,986	$281	$919	$1	$4,187

	Nine Months Ended September 30, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$769	$207	$142	$1	$1,119
Cost Reimbursable	1,704	8	752	—	2,464
Total net revenue	$2,473	$215	$894	$1	$3,583

We recognized revenue from performance obligations satisfied in previous periods of $1 million and $23 million for the three months ended September 30, 2019 and 2018, respectively, and $14 million, and $54 million for the nine months ended September 30, 2019 and 2018, respectively.

On September 30, 2019, we had $11.2 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 36% of our remaining performance obligations as revenue within one year, 33% in years two through five, and 31% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of September 30, 2019.

We adopted ASU No. 2014-09 (ASC Topic 606), Revenue from Contracts with Customers and related ASUs in the first quarter of 2018. See the 2018 10-K for a further discussion of the adoption and the impact on our financial statements. In accordance with ASU No. 2017-13, certain of our unconsolidated joint ventures will adopt ASC Topic 606 in the fourth quarter of 2019. Currently, we are evaluating the impact of this adoption by performing a detailed review of representative contracts and comparing the historical accounting policies and practices of our unconsolidated joint ventures to the new standard. While we are still evaluating the potential impact, we currently believe the areas that may impact our joint ventures the most include determining which goods and services are distinct and represent separate performance obligations, accounting for variable consideration, and the manner in which the unit of account for projects are determined. These concepts, as well as other aspects of the guidance, may change the method and/or timing of revenue recognition by our unconsolidated joint ventures which in turn could impact our results recognized for these investments under the equity method of accounting. In the fourth quarter of 2019, we will recognize the impact of the adoption of the new standard by our unconsolidated joint ventures effective January 1, 2019. Our intent is to apply the modified retrospective method of adoption with the cumulative effect of adoption recognized at the date of initial application for uncompleted contracts.

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

We recognized direct, incremental costs related to this acquisition of $0 million and $2 million during the three and nine months ended September 30, 2019, respectively, and $1 million and $4 million during the three and nine months ended September 30, 2018, respectively. These costs are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations.

The acquired SGT business contributed $122 million and $365 million of revenues, and $15 million and $35 million of gross profit for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the SGT business contributed $126 million and $216 million of revenues, and $12 million and $19 million of gross profit, respectively.

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

As a result of Carillion's compulsory liquidation, KBR was deemed the primary beneficiary as it has the power to direct activities having the most significant impact on the economic performance of the subcontracting entities. Consequently, KBR began consolidating these entities in its financial statements effective January 15, 2018. We accounted for these transactions under the acquisition method of accounting for business combinations in accordance ASC 805 and recognized a gain of approximately $113 million included in "Gain on consolidation of Aspire subcontracting entities" as a result of remeasuring our equity interests in each of the subcontracting entities to fair value. We also recognized goodwill of approximately $42 million.

On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in KBR's interest as an equity transaction. The difference between the noncontrolling interests of $124 million in the subcontracting entities at the date of acquisition and the cash consideration paid to Carillion was recognized as a net increase to "PIC" of $74 million. We incurred acquisition-related costs of $0 million and $1 million for the three and nine months ended September 30, 2018, which were recorded in "Acquisition and integration related costs" on our condensed consolidated statements of operations. No acquisition-related costs were recorded for the three and nine months ended September 30, 2019.

The results of operations of the subcontracting entities have been included in our condensed consolidated statements of operations for periods subsequent to assuming control on January 15, 2018. The acquired subcontracting entities contributed $138 million and $405 million of revenues, and $17 million and $49 million of gross profit for the three and nine months ended September 30, 2019, respectively, and contributed $138 million and $387 million of revenues and $14 million and $42 million of gross profit for the three and nine months ended September 30, 2018, respectively, within our GS business segment.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Dollars in millions
Revenue	$1,278	$3,730
Net income attributable to KBR	58	144
Diluted earnings per share	$0.41	$1.01

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

The components of our cash and equivalents balance are as follows:

	September 30, 2019
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$120	$133	$253
Short-term investments (c)	15	89	104
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	322	2	324
Total	$457	$224	$681

	December 31, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$123	$104	$227
Short-term investments (c)	87	107	194
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	315	3	318
Total	$525	$214	$739

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 6. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts balance, are as follows:

	September 30, 2019
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$302	$304	$606
Technology Solutions	4	61	65
Energy Solutions	118	247	365
Subtotal	424	612	1,036
Non-strategic Business	—	2	2
Total	$424	$614	$1,038

	December 31, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$266	$334	$600
Technology Solutions	11	62	73
Energy Solutions	69	185	254
Subtotal	346	581	927
Non-strategic Business	—	—	—
Total	$346	$581	$927

Note 7. Contract Assets and Contract Liabilities

Our contract assets by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2019	2018
Government Solutions	$121	$123
Technology Solutions	49	19
Energy Solutions	65	43
Subtotal	235	185
Non-strategic Business	—	—
Total	$235	$185

Our contract liabilities by business segment are as follows:

	September 30,	December 31,
Dollars in millions	2019	2018
Government Solutions	$296	$261
Technology Solutions	82	98
Energy Solutions	156	100
Subtotal	534	459
Non-strategic Business	2	4
Total	$536	$463

We recognized revenue of $194 million for the nine months ended September 30, 2019, that was previously included in the contract liability balance at December 31, 2018.

Note 8. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $104 million and $98 million as of September 30, 2019 and December 31, 2018, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $72 million and $73 million as of September 30, 2019, and December 31, 2018, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 14 of our condensed consolidated financial statements for additional information. The amount also includes $32 million and $25 million as of September 30, 2019, and December 31, 2018, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 9. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2019	2018
Amounts included in project estimates-at-completion at January 1,	$973	$924
(Decrease) increase, including foreign currency effect	(21)	39
Approved change orders, net of foreign currency effect	(7)	(4)
Amounts included in project estimates-at-completion at September 30,	$945	$959
Amounts recognized over time based on progress at September 30,	$938	$922

As of September 30, 2019, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
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
The construction and commissioning of the Ichthys LNG Project is complete and all performance tests have been successfully performed. The entire facility, including two LNG liquefaction trains, cryogenic tanks and the combined cycle power generation facility, has been handed over to the client and is producing LNG. JKC is in the process of executing project close-out activities and continues to negotiate the various legal and commercial disputes with the client, suppliers and other third parties as further described below.
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

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to the cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the cost-reimbursable scope of the contract between JKC and its client. However, the client disputed some of these contract price adjustments and subsequently withheld certain payments. In order to facilitate the continuation of work under the contract while JKC worked to resolve this dispute, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC and consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client has reserved its contractual rights under this funding mechanism, settlement funds (representing the interim contract price adjustment) have been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Funding Deed by the client.

If JKC's claims against its client which were funded under the Funding Deed remain unresolved by December 31, 2020, JKC will be required to refund sums funded by the client under the terms of the Funding Deed. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $153 million as of September 30, 2019 and December 31, 2018.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at September 30, 2019. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017.  Pursuant to this decision, JKC is undertaking steps for a formal contract adjustment to the cost-reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of September 30, 2019. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. However, the client does not agree with the impact of the arbitration award and, accordingly, we have initiated a new proceeding to obtain further determination from the arbitration tribunal. The arbitration tribunal has scheduled a hearing on the Funding Deed matter for September 2020.

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

Costs incurred to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium. Amounts expected to be recovered from the Consortium are included in the table above.

As of September 30, 2019, JKC claims against the Consortium were approximately $1.9 billion for recovery of JKC's costs. An arbitration hearing against the Consortium is scheduled in the first half of 2020 (the "Arbitration"). JKC also initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. In May 2019, the court ruled against the declaration and JKC's appeal is pending from the court.

To the extent JKC is unsuccessful in prevailing in the Arbitration or the Consortium members are unable to satisfy their financial obligations in the event of a decision favorable to JKC, we would be responsible for our pro-rata portion of unrecovered costs from the Consortium. This could have a material adverse impact on the profit at completion of the overall contract and thus on our consolidated statements of operations and financial position.

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through the Arbitration, we have funded our proportionate share of the working capital requirements of JKC to complete the project. During the year ended December 31, 2018, we made investment contributions to JKC of approximately $344 million to fund the ongoing project execution activities. During the nine months ended September 30, 2019, we made additional investment contributions to JKC of approximately $141 million to fund the ongoing project execution activities. The project execution activities have now been completed and were within our forecasted contributions of $500 million.

If we experience unfavorable outcomes associated with the various legal and commercial disputes, our total investment contributions could increase which could have a material adverse effect on our financial position and cash flows. Further, if our joint venture partner(s) in JKC do not fulfill their responsibilities under the JKC JV agreement or subcontract, we could be exposed to additional funding requirements as a result of the nature of the JKC JV agreement.

As of September 30, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance and warranty letters of credit have been extended to February 2021 to allow for the various disputes to be resolved.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at September 30, 2019, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute. The arbitration panel has been constituted but a hearing date has not been scheduled.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
Dollars in millions
Beginning balance at January 1,	$724	$365
Cumulative effect of change in accounting policy (a)	—	87
Adjusted balance at January 1,	724	452
Equity in earnings of unconsolidated affiliates	24	79
Distributions of earnings of unconsolidated affiliates	(64)	(75)
Payments from (advances to) unconsolidated affiliates, net	(9)	(12)
Investments (b)	146	344
Foreign currency translation adjustments	(28)	(28)
Other	—	(36)
Ending balance	$793	$724

(a)
Deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the adoption of ASC 606 by the Aspire Defence project joint ventures.

(b)	For the nine months ended September 30, 2019, investments include a $141 million investment to fund JKC. In 2018, the total amount of investments were made to fund JKC.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of September 30, 2019, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	September 30, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$15	$9
Aspire Defence Limited	$58	$5
JKC joint venture (Ichthys LNG project)	$534	$31
U.K. Road project joint ventures	$37	$9
Middle East Petroleum Corporation (EBIC Ammonia project)	$47	$1

	December 31, 2018
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$16	$8
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$427	$32
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$51	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2019 and 2018, our revenues included $525 million and $531 million, respectively, related to the services we provided to our unconsolidated joint ventures, primarily the Aspire Defence Limited joint venture within our GS business segment and the JKC joint venture within our ES business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2019, and December 31, 2018 are as follows:

	September 30,	December 31,
Dollars in millions	2019	2018
Accounts receivable, net of allowance for doubtful accounts	$33	$43
Contract assets (a)	$5	$1
Contract liabilities (a)	$37	$38
Accounts payable	$—	$2

(a)	Reflects contract assets and contract liabilities primarily related to joint ventures within our ES business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2019
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$12	$17
Fasttrax Limited (Fasttrax project)	$46	$27
Aspire Defence subcontracting entities (Aspire Defence project)	$536	$306

Dollars in millions	December 31, 2018
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
Fasttrax Limited (Fasttrax project)	$49	$34
Aspire Defence subcontracting entities (Aspire Defence project)	$589	$324

Note 11. Pension Plans

The components of net periodic benefit cost related to pension benefits for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019		2018
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	1	12	1	12
Expected return on plan assets	(1)	(18)	(1)	(20)
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	4	—	6
Net periodic benefit cost	$—	$(2)	$—	$(1)

	Nine Months Ended September 30,
	2019		2018
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Service cost	$—	$—	$—	$1
Interest cost	2	37	2	38
Expected return on plan assets	(2)	(57)	(3)	(61)
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	1	12	1	20
Net periodic benefit cost	$1	$(7)	$—	$(2)

For the nine months ended September 30, 2019, we have contributed approximately $31 million of the $44 million we expect to contribute to our plans in 2019.

Note 12. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	September 30, 2019	December 31, 2018
Term Loan A	$181	$190
Term Loan B	758	796
Convertible Notes	350	350
Unamortized debt issuance costs - Term Loan A	(5)	(5)
Unamortized debt issuance costs and discount - Term Loan B	(16)	(18)
Unamortized debt issuance costs and discount - Convertible Notes	(56)	(65)
Total long-term debt	1,212	1,248
Less: current portion	27	22
Total long-term debt, net of current portion	$1,185	$1,226

Senior Credit Facility

The senior secured credit facility ("Senior Credit Facility") consists of a $500 million revolving credit facility ("Revolver"), a $500 million PLOC, a $350 million Delayed Draw Term Loan A, ("Term Loan A") and an $800 million Term Loan B ("Term Loan B"). The Revolver, PLOC and Term Loan A mature in April 2023 and the Term Loan B matures in April 2025. Additional borrowings are no longer available under the Term Loan A. Borrowings under the Term Loan A were used to fund investment contributions in JKC. See Note 9 to our condensed consolidated financial statements for a discussion on JKC.

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

The Senior Credit Facility contains financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of September 30, 2019, we were in compliance with our financial covenants.

Convertible Senior Notes

Convertible Senior Notes - On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture (the "Indenture") between us and Citibank, N.A., as trustee (the "Trustee"). The Convertible Notes are senior unsecured obligations. The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. The effective interest rate on the liability component for the period is 6.50%. The amount of interest cost recognized relating to the contractual interest coupon was $2 million and $6 million for the three and nine months ended September 30, 2019, respectively, and relating to the amortization of the discount on the liability was $3 million and $8 million for the three and nine months ended September 30, 2019, respectively.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under the Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $368 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of September 30, 2019, with respect to our $500 million Revolver, we have no outstanding revolver borrowings and have issued $26 million of letters of credit. With respect to our PLOC, we have $91 million of outstanding letters of credit. With respect to our $368 million of uncommitted lines of credit, we have utilized $200 million for letters of credit as of September 30, 2019. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1.1 billion. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $169 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Nonrecourse Project Debt

Fasttrax Limited, a consolidated joint venture in which we indirectly own a 50% equity interest with an unrelated partner, was awarded a concession contract in 2001 with the U.K. MoD to provide a Heavy Equipment Transporter Service to the British Army. Fasttrax Limited operates and maintains 91 HETs for a term of 22 years. The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and subordinated debt from the joint venture partners. The secured bonds are an obligation of Fasttrax Limited and are not a debt obligation of KBR as they are nonrecourse to the joint venture partners. Accordingly, in the event of a default on the notes, the lenders may only look to the assets of Fasttrax Limited for repayment.

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

Note 13. Income Taxes

The effective tax rate was approximately 30% and 28% for the three and nine months ended September 30, 2019, respectively. The effective tax rate was approximately 28% and 22% for the three and nine months ended September 30, 2018, respectively. The effective tax rate for the nine months ended September 30, 2019, as compared to the U.S. statutory rate of 21%, was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The effective tax rate for the nine months ending September 30, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence project subcontracting joint ventures, which was recorded at a lower rate than our estimated annual tax rate for 2018.

Our estimated annual effective rate for 2019 is 27% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2019 earnings are generated.

The valuation allowance for deferred tax assets as of September 30, 2019, and December 31, 2018, was $197 million and $207 million, respectively. The changes in the valuation allowance were decreases of $2 million and $10 million for the three and nine months ended September 30, 2019, respectively, and decreases of $4 million and $72 million for the three and nine months ended September 30, 2018, respectively. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The decrease in the valuation allowance for the three and nine months ended September 30, 2018 primarily related to changes in foreign tax credit carryforwards due to the refinement of provisional impacts recorded related to the Deemed Repatriation Transition Tax. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of September 30, 2019, and December 31, 2018, was $88 million and $90 million, respectively.

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

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We have been in the process of closing out the LogCAP III contract since 2011, and we expect the contract closeout process to continue for at least another year. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government which need to be resolved in order to close the contract. The contract closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and MFRs. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the ASBCA or the COFC. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters.

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

The U.S. government has issued and has outstanding Form 1s questioning $134 million of billed costs as of September 30, 2019. They had previously paid us $62 million of the questioned costs related to our services on these contracts. The remaining balance of $72 million as of September 30, 2019, is included on our condensed balance sheets in “Claims and accounts receivable". In addition, we have withheld $26 million from our subcontractors at September 30, 2019, related to these questioned costs, which is included in "Other current liabilities" on our condensed balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $41 million as of September 30, 2019, and December 31, 2018. The balance at September 30, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $25 million and $16 million, respectively. The balance at December 31, 2018, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively.

Private Security Contractors.  Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $56 million in billings. The government had previously paid $11 million and has withheld payments of $45 million, which as of September 30, 2019, we have recorded as due from the government related to this matter in "Claims and accounts receivable" on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other current liabilities" on our condensed consolidated balance sheets with pay-when-paid terms in the contract. As of September 30, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate if we are unable to favorably resolve our claims and disputes against the U.S. government. See "KBR Contract Claim on FKTC containers" below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Discovery is ongoing in this case and is expected to continue into 2020. We believe the allegations of fraud by the relators are without merit and, as of September 30, 2019, no amounts have been accrued.

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

Discovery for this complaint is now complete. The Court has yet to rule on various motions filed in early 2019 that would affect the scope and venue of the case. The court will set hearing and trial dates after addressing the pending motions which we expect will occur in 2020. As of September 30, 2019, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. We expect oral arguments will take place in 2020. As of September 30, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  SSI and Exxon have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019. The plaintiffs have not yet filed a submission to the Court of Appeals.

At this time we do not believe a risk of material loss is probable related to this matter, and therefore we have not accrued any loss provisions.  SSI is no longer an existing entity in Chad or the United States.  Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be reimbursable by Exxon based on the applicable contract.

North West Rail Link Project. We participate in an unincorporated joint venture with two partners to provide engineering and design services in relation to the operations, trains and systems of a metro rail project in Sydney, Australia.  The project commenced in 2014 and during its execution, encountered delays and disputes resulting in claims and breach notices submitted to the joint venture by the client.  Since November 2018, the client has submitted multiple claims alleging breach of contract and breach of duty by the joint venture in its execution of the services claiming losses and damages of up to approximately $300 million Australian dollars.   We currently believe the gross of amount of the claims significantly exceeds the client’s entitlement as well as the joint venture’s limits of liability under the contract and that the claims will be covered by project-specific professional indemnity insurance subject to deductibles.

The joint venture and its client are discussing potential resolution of the claims although no specific course of action has been agreed.  In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations.  However, the joint venture has yet to be served.  KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract.  As of September 30, 2019, we are evaluating the claims and contractual terms and therefore, we are unable to reasonably estimate the potential outcome related to this matter.  Discussions between the joint venture and its client are ongoing.

Note 16. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 91% of our lease obligations at September 30, 2019. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purpose of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of lease costs for the nine months ended September 30, 2019 were as follows:

September 30,
Dollars in millions	2019
Operating lease cost	$44
Short-term lease cost	83
Total lease cost	$127
Operating lease cost for the nine months ended September 30, 2019 includes operating lease ROU asset amortization of $27 million and other noncash operating lease costs of $17 million related to the accretion of operating lease liabilities and straight-line lease accounting.

Total short-term lease commitments as of September 30, 2019 was approximately $89 million. Additional information related to leases was as follows:

September 30,
Dollars in millions	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$44
Right-of-use assets obtained in exchange for new operating lease liabilities	$23
Weighted-average remaining lease term-operating (in years)	8.0
Weighted-average discount rate-operating leases	7.6%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of September 30, 2019:

	Year
Dollars in millions	2019	2020	2021	2022	2023	Thereafter	Total
Future payments - operating leases	$13	$56	$46	$37	$33	$144	$329

Dollars in millions	Operating Leases
Total future payments	$329
Less imputed interest	(86)
Present value of future lease payments	$243
Less current portion of lease obligations	(42)
Noncurrent portion of lease obligations	$201

Note 17. Shareholders’ Equity

The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2019	$1,794	$2,197	$1,321	$(818)	$(926)	20
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	(1)	—	—	(1)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Net income	58	—	56	—	—	2
Other comprehensive loss, net of tax	(28)	—	—	—	(28)	—
Balance at September 30, 2019	$1,817	$2,202	$1,366	$(817)	$(954)	$20

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842	21	—	21	—	—	—
Adjusted balance at January 1, 2019	1,739	2,190	1,256	(817)	(910)	20
Share-based compensation	9	9	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders	(34)	—	(34)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Net income	150	—	144	—	—	6
Other comprehensive loss, net of tax	(44)	—	—	—	(44)	—
Balance at September 30, 2019	$1,817	$2,202	$1,366	$(817)	$(954)	$20

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2018	$1,588	$2,171	$1,156	$(819)	$(934)	$14
Share-based compensation	2	2	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders	(11)	—	(11)	—	—	—
Repurchases of common stock	—	—	—	—	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	(1)	—	—	—	—	(1)
Net income	56	—	54	—	—	2
Other comprehensive loss, net of tax	(4)	—	—	—	(4)	—
Balance at September 30, 2018	$1,634	$2,175	$1,199	$(817)	$(938)	$15

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2017	$1,197	$2,091	$854	$(818)	$(922)	$(8)
Cumulative effect of change in accounting policy, net of tax of $6	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,341	2,091	998	(818)	(922)	(8)
Consolidation and acquisition of noncontrolling interests in Aspire entities	74	74	—	—	—	—
Share-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders	(33)	—	(33)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Other noncontrolling interests activity	—	—	—	—	—	—
Net income	257	—	234	—	—	23
Other comprehensive loss, net of tax	(16)	—	—	—	(16)	—
Balance at September 30, 2018	$1,634	$2,175	$1,199	$(817)	$(938)	$15

AOCL, net of tax

	September 30,
Dollars in millions	2019	2018
Accumulated foreign currency translation adjustments, net of tax of $1 and $1	$(352)	$(288)
Pension and post-retirement benefits, net of tax of $210 and $224	(581)	(642)
Fair value of derivatives, net of tax of $6 and $0	(21)	(8)
Total AOCL	$(954)	$(938)

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(48)	—	(17)	(65)
Amounts reclassified from AOCL	—	11	10	21
Net other comprehensive income (loss)	(48)	11	(7)	(44)
Balance at September 30, 2019	$(352)	$(581)	$(21)	$(954)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2017	$(259)	$(660)	$(3)	$(922)
Other comprehensive income adjustments before reclassifications	(34)	—	(8)	(42)
Amounts reclassified from AOCL	5	18	3	26
Net other comprehensive income (loss)	(29)	18	(5)	(16)
Balance at September 30, 2018	$(288)	$(642)	$(8)	$(938)

Reclassifications out of AOCL, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2019	2018	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$(5)	Gain on consolidation of Aspire entities
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$—	$(5)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(13)	$(21)	See (a) below
Tax benefit	2	3	Provision for income taxes
Net pension and post-retirement benefits	$(11)	$(18)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(10)	$(3)	Other non-operation income (expense)
Tax benefit	—	—	Provision for income taxes
Net changes in fair value of derivatives	$(10)	$(3)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 11 to our condensed consolidated financial statements for further discussion.

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	16,534	$25.62	1	190,402	$20.47	$4

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	924	$19.37	—	171,530	$15.71	$3

Note 19. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2019	2018	2019	2018
Basic weighted average common shares outstanding	141	141	141	140
Stock options and restricted shares	1	—	—	1
Diluted weighted average common shares outstanding	142	141	141	141

For purposes of applying the two-class method in computing income per share, there were $0.4 million and $1.1 million net earnings allocated to participating securities, or a negligible amount per share and $0.01 per share, for the three and nine months ended September 30, 2019, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2018 were $0.4 million and $1.5 million, or a negligible amount per share and $0.01 per share, respectively. The diluted income per share calculation did not include 1.0 million and 1.3 million antidilutive weighted average shares for the three and nine months ended September 30, 2019, respectively. The diluted income per share calculation did not include 1.4 million and 1.6 million antidilutive weighted average shares for the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2019, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $59 million, all of which had durations of 21 days or less. We also had approximately

$4 million (gross notional value) of cash flow hedges which had durations of 10 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at September 30, 2019, and December 31, 2018. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gains (losses) dollars in millions	2019	2018	2019	2018
Balance Sheet Hedges - Fair Value	$—	$(1)	$—	$—
Balance Sheet Position - Remeasurement	3	(1)	8	(7)
Net	$3	$(2)	$8	$(7)

Interest rate risk. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our variable rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps. The fair value of the interest rate swaps at September 30, 2019, was $25 million of which $7 million is included in "Other current liabilities" and $18 million is included "Other liabilities". The unrealized net losses on these interest rate swaps was $25 million and included in "AOCL" as of September 30, 2019. The fair value of the interest rate swaps at December 31, 2018 was $12 million of which $3 million is included in "Other current liabilities" and $9 million is included in "Other liabilities". The unrealized net losses on these interest rate swaps was $12 million and included in "AOCL" as of December 31, 2018.

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

The effect of the above corrections on the consolidated statement of operations for three and nine months ended September 30, 2018 are as follow:

	Three Months Ended September 30, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$21	$(4)	$17
Operating income	$103	$(4)	$99
Income before income taxes and noncontrolling interests	$82	$(4)	$78
Net income	$60	$(4)	$56
Net income attributable to KBR	$58	$(4)	$54
Net income attributable to KBR per share:
Basic	$0.41	$(0.03)	$0.38
Diluted	$0.41	$(0.03)	$0.38
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$(9)	$—	$(9)
Change in fair value of derivatives	$(1)	$1	$—
Other comprehensive income (loss), net of tax	$(5)	$1	$(4)
Comprehensive income	$55	$(3)	$52
Comprehensive income attributable to KBR	$53	$(3)	$50

	Nine Months Ended September 30, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$54	$(4)	$50
Operating income	$382	$(4)	$378
Income before income taxes and noncontrolling interests	$335	$(4)	$331
Net income	$261	$(4)	$257
Net income attributable to KBR	$238	$(4)	$234
Net income attributable to KBR per share:
Basic	$1.68	$(0.02)	$1.66
Diluted	$1.68	$(0.02)	$1.66
Other Comprehensive Income (loss), net of tax
Foreign currency translation adjustments	$(32)	$3	$(29)
Change in fair value of derivatives	$(5)	$—	$(5)
Other comprehensive income (loss), net of tax	$(19)	$3	$(16)
Comprehensive income	$242	$(1)	$241
Comprehensive income attributable to KBR	$219	$(1)	$218

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
In the hydrocarbons sector, demand for our technologies, solutions and services is highly correlated to the level of capital and operating expenditures of our customers and prevailing market conditions. Significant volatility in commodity prices in recent years has resulted in many of our hydrocarbons customers taking steps to defer, suspend or terminate capital expenditures, resulting in delayed or reduced volumes of business across the sector. Recently, the combination of a growing global economy, technological development, and abundant sources of competitively priced feedstock are driving an increase in capital investment opportunities being evaluated and funded by our hydrocarbons customers. For example, we continue to see opportunities for midstream LNG expansion and greenfield projects to satisfy future LNG demand driven in large part by environmental policies promoting a transition from coal to cleaner burning natural gas. Additionally, downstream projects such as petrochemical, chemical and fertilizer producers benefit from low feedstock prices and increasing global development and consumer demand. From conceptual development studies to project delivery and asset management services, we seek to collaborate with our customers to meet the demands of the global economy.
Overall, we believe we have a balanced portfolio of global professional services, program delivery and technologies across the government services and hydrocarbons markets. We believe our increased mix of recurring government services and hydrocarbons services offers stability and predictability that enables us to be highly selective and disciplined in our pursuit of EPC projects across hydrocarbons markets.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The information below is an analysis of our consolidated results for the three months ended September 30, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Revenues	$1,425	$1,278	$147	12%

The increase in consolidated revenues was driven by growth across all of our business segments. Our ES business led the growth driven by the ramp up on recently awarded projects in the U.S. and internationally. TS delivered consistent growth, and GS continued to benefit from new program awards and on-contract expansion.

Gross Profit	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gross profit	$169	$149	$20	13%

The increase in gross profit was primarily caused by the growth in revenue across all of our businesses as well as close-out activities on a power project in our Non-strategic Business partially offset by changes in project and product mix in the current quarter.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Equity in earnings of unconsolidated affiliates	$9	$17	$(8)	(47)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to the successful completion of a significant EPC project joint venture in early 2019 resulting in earnings that did not recur in 2019 as well as lower activity due to the wind down of a joint venture in Latin America. These decreases were partially offset by a nonrecurring EAC increase and schedule delays on the Ichthys LNG project in the third quarter of 2018 in our Energy Solutions business segment.

Selling, General and Administrative Expenses	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Selling, general and administrative expenses	$(75)	$(64)	$11	17%

Selling, general and administrative expenses in the nine months ended September 30, 2019 was $11 million higher than the same period in 2018 primarily related to an increase in corporate costs including increased IT, rebranding and other general corporate expenses.

Interest Expense	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Interest expense	$(25)	$(20)	$5	25%

The increase in interest expense was primarily due to increased fixed-rate borrowings as a result of the Convertible Notes in November 2018 partially offset by lower outstanding borrowings and weighted-average interest rates on our variable-rate debt. See Note 12 to our condensed consolidated financial statements for further discussion.

Other Non-operating Income (Loss)	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Other non-operating income (loss)	$3	$(1)	$4	400%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The increase is driven by favorable impacts of currency movements in the British Pound on certain foreign currency transactions in the U.K. for the three months ended September 30, 2019.

Provision for Income Taxes	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Income before provision for income taxes and noncontrolling interests	$82	$78	$4	5%
(Provision) for income taxes	$(24)	$(22)	$2	9%

Our provision for income taxes for the three months ended September 30, 2019 reflects a 30% tax rate as compared to a 28% tax rate for the three months ended September 30, 2018. See Note 13 to our condensed consolidated financial statements for discussion of our effective tax rates.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Net income attributable to noncontrolling interests	$(2)	$(2)	$—	—%

Results of Operations by Business Segment

	Three Months Ended September 30,
Dollars in millions	2019	2018
Revenues
Government Solutions	$978	$928
Technology Solutions	96	81
Energy Solutions	351	268
Subtotal	1,425	1,277
Non-strategic Business	—	1
Total revenues	$1,425	$1,278

Gross profit
Government Solutions	$110	$98
Technology Solutions	30	29
Energy Solutions	22	27
Subtotal	162	154
Non-strategic Business	7	(5)
Total gross profit	$169	$149

Equity in earnings of unconsolidated affiliates
Government Solutions	$7	$8
Energy Solutions	2	7
Subtotal	9	15
Non-strategic Business	—	2
Total equity in earnings of unconsolidated affiliates	$9	$17

Total selling, general and administrative expenses	$(75)	$(64)

Acquisition and integration related costs	—	(1)

Gain on disposition of assets	$1	$—

Gain on consolidation of Aspire subcontracting entities	$—	$(2)

Total operating income	$104	$99

Government Solutions

GS revenues increased by $50 million, or 5%, to $978 million in the third quarter of 2019, compared to $928 million in the third quarter of 2018. This increase was primarily driven by the start-up of new projects and increased scope on existing programs in each of our service lines.

GS gross profit increased by $12 million, or 12%, to $110 million in the third quarter of 2019 compared to $98 million in the third quarter of 2018. This increase was primarily driven by higher volume and higher profitability from our PFI projects in the U.K partially offset by changes in overall project mix.

GS equity in earnings of unconsolidated affiliates decreased by $1 million, or 13%, to $7 million in the third quarter of 2019 compared to $8 million in the third quarter of 2018. Equity earnings is comprised primarily of our share of earnings on Aspire Defence Limited and the U.K. Roads project joint ventures.

Technology Solutions

TS revenues increased by $15 million, or 19%, to $96 million in the third quarter of 2019 compared to $81 million in the third quarter of 2018, primarily due to higher proprietary equipment and catalyst sales.

TS gross profit increased by $1 million, or 3%, to $30 million in the third quarter of 2019 compared to $29 million in the third quarter of 2018 primarily due to a higher volume of proprietary equipment sales at lower margins.

Energy Solutions

ES revenues increased by $83 million, or 31%, to $351 million in the third quarter of 2019, compared to $268 million in the third quarter of 2018. The increase was primarily due to the ramp up of recently awarded projects along the U.S. Gulf Coast and expansion of services internationally.

ES gross profit decreased by $5 million, or 19%, to $22 million in the third quarter of 2019, compared to $27 million in the third quarter of 2018. The decrease was primarily due to the non-recurrence of favorable project close-out benefits on two projects completed in the third quarter 2018 as well as the ramp up of new projects at lower gross profit margins.

ES equity in earnings of unconsolidated affiliates decreased by $5 million, or 71%, to $2 million in the third quarter of 2019, compared to earnings of $7 million in the third quarter of 2018. The decrease is primarily due to the successful completion and close-out of a significant U.K. project joint venture in early 2019 resulting in earnings that did not recur in 2019. The decrease was partially offset by the non-recurrence of an EAC increase and schedule delay on the Ichthys LNG project in the third quarter of 2018.

Non-strategic Business

Non-strategic Business earned no revenues in the third quarter of 2019, compared to $1 million in the third quarter of 2018.

Non-strategic Business earned $7 million gross profit in the third quarter of 2019 primarily due to favorable project close-out activities in the third quarter of 2019, compared to a gross loss of $5 million in the third quarter of 2018 due to the settlement of a legacy legal matter. All Non-Strategic Business projects are substantially complete as of September 30, 2019. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

Non-strategic Business equity in earnings of unconsolidated affiliates decreased by $2 million in third quarter of 2019 as compared to the third quarter of 2018 due to the wind down of operating activities of a joint venture in Latin America. See Note 2 to our condensed consolidated financial statements for a discussion of the reclassification of certain operations between our Energy Solutions and Non-strategic Business segments.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The information below is an analysis of our consolidated results for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Revenues	$4,187	$3,583	$604	17%

The increase in consolidated revenues was primarily driven by strong organic growth within our GS businesses, acquisitive revenues from SGT acquired in April 2018, new awards in our ES business, and an increase in proprietary equipment volume for our TS business segment.

Gross Profit	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gross profit	$482	$427	$55	13%

The increase in gross profit was primarily driven by growth in revenue as well as favorable benefits on the close-out of a completed project in our Non-strategic Business partially offset by changes in project and product mix as compared to the nine months ended September 30, 2018.
.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Equity in earnings of unconsolidated affiliates	$24	$50	$(26)	(52)%

The decrease in equity in earnings of unconsolidated affiliates was primarily due to reduced activity and an unfavorable legal ruling on our Ichthys LNG project recorded in early 2019 and an impairment of an equity method investment in Latin America also recorded in early 2019. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Selling, General and Administrative Expenses	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Selling, general and administrative expenses	$(241)	$(207)	$34	16%

Selling, general and administrative expenses in the nine months ended September 30, 2019 was $34 million higher than the same period in 2018 primarily related to an increase in corporate costs including increased IT, rebranding and other general corporate expenses.

Acquisition and Integration Related Costs	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Acquisition and integration related costs	$(2)	$(5)	$(3)	(60)%

The decrease in acquisition and integration related costs was primarily due to substantial completion of acquisition and integration activities in early 2019.

Gain on Consolidation of Aspire Entities	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Gain on consolidation of Aspire entities	$—	$113	$(113)	(100)%

The gain on consolidation of Aspire entities was recognized upon the consolidation of the Aspire Defence subcontracting entities for the nine months ended September 30, 2018. See Note 4 to our condensed consolidated financial statements for additional information.

Interest Expense	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Interest expense	$(76)	$(43)	$33	77%

The increase in interest expense was primarily due to increased fixed-rate borrowings as a result of the Convertible Notes issued in November 2018 partially offset by lower outstanding borrowings and weighted-average interest rates on our variable-rate debt. See Note 12 to our condensed consolidated financial statements for further discussion.

Other Non-operating Income (Loss)	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Other non-operating income (loss)	$10	$(4)	$14	350%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income and expense items. The increase in other non-operating income was primarily due to the impact of favorable movements in the British Pound on certain foreign currency transactions in the U.K.

Provision for Income Taxes	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Income before provision for income taxes and noncontrolling interests	$208	$331	$(123)	(37)%
Provision for income taxes	$(58)	$(74)	$(16)	(22)%

Our provision for income taxes for the nine months ended September 30, 2019, reflects a 28% tax rate as compared to a 22% tax rate for the nine months ended September 30, 2018. The effective tax rate of 28% for the nine months ended September 30, 2019 was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The effective tax rate of 22% for the nine months ended September 30, 2018 was impacted by a discrete tax expense as a result of obtaining control of the Aspire Defence subcontracting entities that was recorded at a lower rate than our estimated annual tax rate for 2018. See Note 13 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2019 vs. 2018
Dollars in millions	2019	2018	$	%
Net income attributable to noncontrolling interests	$(6)	$(23)	$(17)	(74)%

The decrease in net income attributable to noncontrolling interests was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing on a project in 2018.

Results of Operations by Business Segment

	Nine Months Ended September 30,
Dollars in millions	2019	2018
Revenues
Government Solutions	$2,986	$2,473
Technology Solutions	281	215
Energy Solutions	919	894
Subtotal	4,186	3,582
Non-strategic Business	1	1
Total revenues	$4,187	$3,583

Gross profit (loss)
Government Solutions	$312	$253
Technology Solutions	83	77
Energy Solutions	80	102
Subtotal	475	432
Non-strategic Business	7	(5)
Total gross profit	$482	$427

Equity in earnings of unconsolidated affiliates
Government Solutions	$21	$22
Energy Solutions	16	32
Subtotal	37	54
Non-strategic Business	(13)	(4)
Total equity in earnings of unconsolidated affiliates	$24	$50

Total selling, general and administrative expenses	$(241)	$(207)

Acquisition and integration related costs	$(2)	$(5)

Gain on disposition of assets	$11	$—

Gain on consolidation of Aspire subcontracting entities	$—	$113

Total operating income	$274	$378

Government Solutions

GS revenues increased by $513 million, or 21%, to $3.0 billion in the nine months ended September 30, 2019, compared to $2.5 billion in the nine months ended September 30, 2018. This increase was primarily primarily driven by strong organic growth within our GS business primarily due to disaster recovery services provided in 2019 on our AFCAP IV project, expanded services and the startup of new programs, and revenues from SGT acquired in April 2018. See Note 4 to our condensed consolidated financial statements for more information on the acquisition of SGT.

GS gross profit increased by $59 million, or 23%, to $312 million in the nine months ended September 30, 2019, compared to $253 million in the nine months ended September 30, 2018. This increase was primarily due to revenue growth and higher profitability from the Aspire Defence project in the U.K.

GS equity in earnings of unconsolidated affiliates decreased by $1 million, or 5%, to $21 million in the nine months ended September 30, 2019, compared to $22 million in the nine months ended September 30, 2018. Equity earnings is comprised primarily of our share of earnings on Aspire Defence Limited.
Technology Solutions

TS revenues increased by $66 million, or 31%, to $281 million in the nine months ended September 30, 2019, compared to $215 million in the nine months ended September 30, 2018, primarily due to higher proprietary equipment sales.

TS gross profit increased by $6 million, or 8%, to $83 million in the nine months ended September 30, 2019, compared to $77 million in the nine months ended September 30, 2018, primarily driven by increased revenue volume at lower gross profit margins.

Energy Solutions

ES revenues increased by $25 million, or 3%, to $919 million in the nine months ended September 30, 2019, compared to $894 million in the nine months ended September 30, 2018. The increase was primarily due to the ramp up of recently awarded projects along the U.S. Gulf Coast and expansion of services internationally.

ES gross profit decreased by $22 million, or 22%, to $80 million in the nine months ended September 30, 2019, compared to $102 million in the nine months ended September 30, 2018. This decrease was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion of an Australian LNG project in 2018.

ES equity in earnings of unconsolidated affiliates decreased by $16 million, or 50%, to $16 million in the nine months ended September 30, 2019, compared to earnings of $32 million in the nine months ended September 30, 2018. This decrease was primarily due to reduced activity and an unfavorable legal ruling on our Ichthys LNG project recorded in early 2019. See Note 9 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

Non-strategic Business revenues remained flat at $1 million for the nine months ended September 30, 2019 and 2018. Revenues in the Non-strategic Business were primarily associated with close-out activities on completed projects as we exit the business.

Non-strategic Business earned $7 million of gross profit in the nine months ended September 30, 2019 primarily due to favorable benefits on the close-out of a completed project in the U.S., compared to a gross loss of $5 million in the nine months ended September 30, 2018 primarily due to the settlement of a legacy legal matter.

Non-strategic Business equity in earnings of unconsolidated affiliates decreased by $9 million, or 225%, to a loss of $13 million in the nine months ended September 30, 2019, compared to a loss of $4 million in the nine months ended September 31, 2018 primarily due to an impairment charge associated with an equity method investment in Latin America. See Note 2 to our condensed consolidated financial statements for a discussion of the reclassification of certain operations between our Energy Solutions and Non-strategic Business segments.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at September 30, 2019, and $3.0 billion at December 31, 2018. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $5.1 billion and $5.3 billion at September 30, 2019 and December 31, 2018, respectively.

The following table summarizes our backlog by business segment for the periods ended September 30, 2019, and December 31, 2018, respectively:

	September 30,	December 31,
Dollars in millions	2019	2018
Government Solutions	$10,742	$11,005
Technology Solutions	474	594
Energy Solutions	3,426	1,896
Subtotal	14,642	13,495
Non-strategic Business	1	2
Total backlog	$14,643	$13,497

We estimate that as of September 30, 2019, 34% of our backlog will be executed within one year. Of this amount, 87% will be recognized in revenues on our condensed consolidated statement of operations and 13% will be recorded by our unconsolidated joint ventures. As of September 30, 2019, $48 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2019, 13% of our backlog was attributable to fixed-price contracts, 47% was attributable to PFIs and 40% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2019, $9.1 billion of our GS backlog was currently funded by our customers.

As of September 30, 2019, we had approximately $2.5 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $14.6 billion and the remaining performance obligation as defined by ASC 606 of $11.2 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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

Cash and equivalents totaled $681 million at September 30, 2019, and $739 million at December 31, 2018 and consisted of the following:

	September 30,	December 31,
Dollars in millions	2019	2018
Domestic U.S. cash	$222	$211
International cash	135	210
Joint venture and Aspire project cash	324	318
Total	$681	$739

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our underfunded U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. In assessing the amount of cash to be repatriated, we consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets, and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world, among other things. As of September 30, 2019, we have not changed our indefinite reinvestment decision on our undistributed earnings of our foreign subsidiaries.

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

As of September 30, 2019, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

Cash flows activities summary
	Nine Months Ended September 30,
Dollars in millions	2019	2018
Cash flows provided by operating activities	$199	$36
Cash flows (used in) investing activities	(148)	(428)
Cash flows (used in) provided by financing activities	(97)	552
Effect of exchange rate changes on cash	(12)	(18)
(Decrease) increase in cash and equivalents	$(58)	$142

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

Cash provided by operations totaled $199 million in the first nine months of 2019 as compared to net income of $150 million. The difference primarily results from net changes in working capital balances for projects as discussed below:

•
The $123 million unfavorable cash flow impact related to accounts receivable was primarily related to increased billing volume due to the ramp up of recently awarded cost-reimbursable and EPC projects within our ES business segment.

•	The $52 million unfavorable cash flow impact related to contract assets was largely attributable to higher activity in our ES business segment as well as increased sales in our TS business segment.

•
The $83 million favorable cash flow impact related to increased accounts payable on several projects in the U.S. and Middle East in our ES business segment as well as various projects in our TS business segment.

•
The $82 million favorable cash flow impact related to contract liabilities was primarily due to advances related to growth and ramp up of new EPC and services projects primarily in the U.S. in our ES business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $64 million and contributed $31 million to our pension funds in the first nine months of 2019.
Cash provided by operations totaled $36 million in the first nine months of 2018 primarily resulting from the non-cash gain on consolidation of Aspire subcontracting entities of $113 million and net unfavorable changes of $139 million in working capital balances for projects as discussed below:

•
Accounts receivable unfavorable cash flow impact was primarily related to increases in accounts receivable in our GS U.S. operations, increases in accounts receivable in the consolidated Aspire Defence subcontracting entities, since the date we obtained control, and increases in our ES business segment.

•
Contract assets unfavorable cash flow impact in the first nine months in 2018 was primarily due to increases in contract assets related to various projects in our ES business segment, partially offset by decreases in contract assets in our TS and GS businesses.

•
Accounts payable favorable cash flow impact in the first nine months in 2018 was primarily related to an increase in accounts payable related to our consolidated Aspire Defence subcontracting entities, since the date we obtained control and growth in our business on various other U.S. government projects. This increase was partially offset by decreases in accounts payable related to our ES business segment.

•
Contract liabilities unfavorable cash flow impact in the first nine months in 2018 was primarily related to workoff on projects nearing completion within our ES business segment and various projects in our GS business segment.

•	We received distributions of earnings from our unconsolidated affiliates of $16 million and contributed $30 million to our pension funds in the first nine months in 2018.
Investing Activities. Cash used in investing activities totaled $148 million in the first nine months of 2019 and was primarily due to investment in JKC. See Note 9 to our condensed consolidated financial statements for discussion of the Ichthys Project and our investment contributions to JKC.

Cash used in investing activities totaled $428 million in the first nine months of 2018 and was primarily due to the acquisition of SGT and investment contributions to JKC, partially offset by the incremental cash resulting from the consolidation of the Aspire Defence subcontracting entities.

Financing Activities. Cash used in financing activities totaled $97 million in the first nine months of 2019 and was primarily due to $54 million in payments on borrowings and $34 million for dividend payments to common shareholders.

Cash provided by financing activities totaled $552 million in the first nine months of 2018 and primarily includes $1.1 billion in borrowings on Term Loans A and B, $250 million in borrowings from the Revolver, offset by $605 million of payments on borrowings, $47 million in debt issuance costs, $56 million to acquire the noncontrolling interest in the Aspire Defence subcontracting entities and the remaining 25% noncontrolling interest in one of our joint ventures, and $34 million for dividend payments to common shareholders.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 9 to our condensed consolidated financial statements, JKC included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client reserved their contractual rights on certain amounts previously funded to JKC and is currently seeking recoveries of those amounts. The client continues to withhold payment for certain costs which JKC believes were reimbursable under the terms of the Ichthys LNG contract. We have funded JKC for our proportionate share of the capital requirements until these matters are resolved.

In addition, JKC incurred substantial costs to complete the Power Plant under the fixed price portion of the Ichthys LNG contract. JKC believes these costs are recoverable from the Consortium who abandoned their contractual obligation to complete the Power Plant as the original subcontractor. We have initiated arbitrations and other legal proceedings to recover these costs which may take several years to resolve. As a result, we funded JKC for our proportionate share of the capital requirements to complete the Power Plant as these legal proceedings progress.

During the nine months ended September 30, 2019, we made investment contributions to JKC of approximately $141 million to fund our proportionate share of the project execution activities. During 2018, we made investment contributions to JKC of approximately $344 million to fund our proportionate share of the project execution activities. The project execution activities have now been completed and were within our forecasted contributions $500 million. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. To the extent our joint venture partners are unable to complete their obligations, we could be exposed to additional funding requirements above our 30% ownership interest. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows.

As of September 30, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance and warranty letters of credit have been extended to February 2021 to allow for the various disputes to be resolved.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $192 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the nine months ended September 30, 2019 was $31 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. We agreed to a new triennial agreement with the trustees of the U.K. pension in June 2019. The agreement calls for minimum annual contributions of $44 million from 2019 through the next valuation. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to engineering and construction contracts. We attempt to limit exposure to foreign currency fluctuations in most of these contracts through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net gain of $3 million and net loss of $2 million, for the three months ended September 30, 2019 and 2018, respectively, and a net gain of $8 million and net loss of $7 million, for the nine months ended September 30, 2019 and 2018, respectively, related to the impact of our hedging activities associated with our operating exposures in "Other non-operating income (expense)" on our condensed consolidated statements of operations.

We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet for the three months ended September 30, 2019. See Note 20 to our condensed consolidated financial statements and the information discussed therein is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had no borrowings outstanding under the Revolver and $939 million under the term loan portions of the Senior Credit Facility as of September 30, 2019. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 12 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. On October 10, 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in October 2022. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $25 million as of September 30, 2019.

At September 30, 2019, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $439 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the nine months ended September 30, 2019, was 5.33%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of September 30, 2019.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Except as discussed below, there have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended September 30, 2019.

Material Weakness in Internal Control Over Financial Reporting

During the three months ended September 30, 2019, management determined that it failed to sufficiently assess and implement controls to address risks affecting internal controls over financial reporting relating to the implementation of a new ERP system for a portion of our Government Solutions business segment during the quarter ended June 30, 2019. As part of the implementation, certain accounting activities previously performed in our overseas shared services function were transferred to our Government Solutions shared services function in the United States. Specifically, management failed to:

•	effectively communicate changes in job responsibilities, including the responsibility for certain accounting reconciliations; and

•	monitor whether account reconciliation controls operated effectively during the period.

As a result, account reconciliation controls were not operated consistently and effectively during the second quarter of 2019 for a portion of our Government Solutions business. While this deficiency in controls did not result in a material misstatement of our financial statements for the quarter ended June 30, 2019, we determined this deficiency represented a material weakness in internal control over financial reporting as of June 30, 2019.

Remediation of Reported Material Weakness

Management remediated the material weakness in internal control during the quarter ended September 30, 2019 by:

•	clarifying job responsibilities, including the responsibility for certain account reconciliations;

•	operating account reconciliation controls;

•	implementing improved monitoring controls to validate the account reconciliation controls were operating; and

•	testing the account reconciliation and monitoring controls to confirm they were operating effectively.

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.  In light of the material weaknesses in our internal control over financial reporting described above that existed as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer re-evaluated the conclusions regarding our disclosure controls and procedures for the quarter ended June 30, 2019 and concluded that our disclosure controls and procedures were not effective as of such date solely because of the material weakness in our internal control over financial reporting described above that existed at that time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. The authorization does not specify an expiration date for the share repurchase program. The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2019.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2019	128	$19.72	—	$160,236,157
August 1 - 31, 2019	1,695	$24.81	—	$160,236,157
September 1 - 30, 2019	14,711	$25.77	—	$160,236,157

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended September 30, 2019, was 16,534 shares at an average price of $25.62 per share.

Item 6. Exhibits

Exhibit Number	Description

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**10.27+	KBR Elective Deferral Plan, as restated effective September 1, 2019

***101.Def	Definition Linkbase Document

***101.Pre	Presentation Linkbase Document

***101.Lab	Labels Linkbase Document

***101.Cal	Calculation Linkbase Document

***101.Sch	Schema Linkbase Document

***101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

+	Management contracts or compensatory plans or arrangements
*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark Sopp	/s/ Raymond L. Carney
Mark Sopp	Raymond L. Carney
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: October 31, 2019                      Dated: October 31, 2019