Form 10-K
period 2019-12-31
KBR, INC.
filed 2020-02-24
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-33146

KBR, Inc.
(Exact name of registrant as specified in its charter)

Delaware				20-4536774
(State of incorporation)				(I.R.S. Employer Identification No.)
601 Jefferson Street, Suite 3400	Houston	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 753-2000
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.001 per share	KBR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2019 was approximately $3.5 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $24.94.

As of February 10, 2020, there were 141,938,809 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EAC	Estimate at completion
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
EPCM	Engineering, procurement and construction management
EPIC	EPIC Piping LLC
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GS	Government Solutions
GTL	Gas to liquids
HETs	Heavy equipment transporters
HTSI	Honeywell Technology Solutions Inc.
ICC	International Chamber of Commerce
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MMM	Mantenimiento Marino de Mexico

Acronym	Definition
MoD	Ministry of Defence
NCI	Noncontrolling interests
NYSE	The New York Stock Exchange
PEMEX	Petróleos Mexicanos
PEP	Pemex Exploration and Production
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PLOC	Performance Letter of Credit facility
PPE	Property, Plant and Equipment
PSC	Private Security Contractor
SAB	Staff Accounting Bulletin
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
Tax Act	Tax Cuts and Jobs Act
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
UKMFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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

PART I

Item 1. Business

General

KBR, Inc. and its subsidiaries (collectively, "KBR" or the "Company") is a global provider of differentiated, professional services and technologies across the asset and program life-cycle across three synergistic global businesses spanning the government services and hydrocarbons industries. Our capabilities and offerings include feasibility and solutions development; technical consulting; research and development; highly specialized mission support; systems acquisition, integration, engineering and design services; global logistics support; process technologies, proprietary equipment and catalysts; program management, construction, commissioning and startup services; asset operations and maintenance services; and engineering, procurement and construction services for large-scale, complex projects. We provide these and other support services to a diverse customer base, including domestic and foreign governments, international and national integrated oil and gas companies, as well as many others across the hydrocarbons landscape.

KBR, Inc., incorporated in the state of Delaware in March 2006, is a global company headquartered in Houston, Texas, USA, with offices around the world. We trace our history and culture to two businesses, The M.W. Kellogg Company ("Kellogg") and Brown & Root, Inc. ("Brown & Root") which merged in 1998 to form KBR. Kellogg was founded in New York in 1901 and evolved into a technology and service provider for petroleum refining, petrochemicals processing and LNG. Many of the innovations that originated in the Kellogg laboratory provided the foundation for the petroleum refining and petrochemical processing facilities and remain an important part of KBR. Brown & Root was founded in Texas in 1919, built the world’s first offshore platform in 1947 and grew into an international engineering and construction company. Halliburton acquired Kellogg in 1998 through its merger with Dresser Industries, and Brown & Root in 1962. KBR separated from Halliburton in 2007. Laying out a transformational strategy in 2014, we made two substantial acquisitions in 2016 and another in early 2018 to fundamentally and materially re-balance our government services portfolio across a greater mix of long-term, cost reimbursable and synergistic professional services platforms. This new business base, added to KBR’s existing portfolio, leverages our program and life-cycle management expertise across a much larger addressable market for greater diversification, more predictable results, expanded customer offerings and attendant growth opportunities.

Our Business

KBR is a leading global provider of full life-cycle professional services, project delivery and technologies supporting two verticals: Government and Hydrocarbons. We aim to execute our portfolio through long-term contracts that provide balanced and sustainable growth with an acceptable risk profile and predictable cash flows. Our key areas of strategic focus are as follows:

•
Government: KBR delivers a wide range of professional services across defense, space and other government agencies spanning program management and consulting, mission planning, operational and platform support, research and development, test and evaluation, logistics and facilities management, training and security. These services are provided primarily to government agencies in the U.S., U.K., Australia and other selected countries under long-term programs with key technical, scientific or mission-specific differentiation. Key customers include U.S. DoD agencies such as the Missile Defense Agency, U.S. Army, U.S. Navy and U.S. Air Force as well as NASA, the U.K. Ministry of Defence, London Metropolitan Police, U.K. Army, other U.K. Crown Services, and the Royal Australian Air Force, Navy and Army.

•	Hydrocarbons: In the global hydrocarbons sector we offer services across the following areas:

◦
Proprietary Technology Solutions: Consistent with our corporate focus towards sustainability, KBR continues to develop and prioritize investment in process technologies that are disruptive, innovative, cutting-edge, and environmentally sound. We market a broad spectrum of proprietary licenses and solutions that includes licensing of process technologies, basic engineering and design services ("BED"), proprietary equipment ("PEQ"), catalysts, plant automation services, and remote facility operations monitoring. Licensing and BED services are typically provided during the front-end planning stage of both green- and brown-field capital projects, and PEQ is installed as part of facility construction. Catalysts, or process consumables designed to drive process performance, efficiency and reliability, are delivered for start-up and are subsequently reloaded, as needed. Our proprietary process technology licenses and services are marketed to a wide variety of clients spanning the downstream sector (e.g., ammonia and syngas, chemical, olefins, inorganic chemicals and refining) who need process technologies to convert raw materials into enhanced chemicals and other end products. KBR has licensed its market leading ammonia technology to over 242 plants globally.

◦
Services, Consulting and Operations and Maintenance: KBR is a leading provider of complex program management, engineering services, front-end consulting and feasibility studies, small cap and sustaining capital construction programs, turnarounds, maintenance services and more, serving the upstream (e.g., energy exploration and production), midstream (e.g., energy processing and transportation), and downstream (e.g., specialty chemical and refining) sectors. We generally deliver these multi-year services under cost reimbursable or time and materials contracts globally through KBR’s wholly-owned entities as well as our 50% interest in Brown & Root Industrial Services in North America and various other international joint ventures.

◦
Delivery Solutions: From conceptual design, through front end engineering and execution planning, to full EPC/EPCM for the development, construction and commissioning of projects, KBR’s delivery solutions span the hydrocarbons value chain. We have been involved in the design and construction of approximately one-third of the world’s LNG capacity.

Competitive Advantages
We operate in global markets with customers who demand added value, know-how, technology and delivery solutions, and we seek to differentiate ourselves in areas in which we believe we have a competitive advantage, including:

•	Health, Safety, Security & Environment and Sustainability

◦	Safe and responsible operations are essential, and our Zero Harm culture prioritizes the safety and security of our people as well as the active management of our environmental impact.

◦	As an industry leader, we have and will continue to invest in the development of disruptive, innovative clean energy solutions that promote a sustainable world.

•	Technical Excellence and Digital Solutions

◦	Quality, world-class technology, know-how and solutions.

◦	Designing and implementing innovative digital solutions to diagnose and solve complex problems, including applying machine learning and artificial intelligence to predictive maintenance.

◦	Creating virtual and augmented reality visualizations to provide greater perspectives and insights in a controlled environment.

•	People

◦	Distinctive, competitive and customer-focused culture, through our people ('One KBR').

◦	Deep domain expertise resident in nationally recognized subject matter experts, many with U.S. government security clearance.

•	Customer Relationships

◦	Customer objectives are placed at the center of our planning and delivery.

◦	Decades of enduring relationships across our government services clients and with major oil and gas and industrial customers such as BP p.l.c., Chevron Corporation and Shell Corporation.

•	Project Delivery

◦	A reputation for disciplined and successful delivery of large, complex and difficult projects globally - using world-class processes (the 'KBR Way'), including program management.

•	Full Life-cycle Asset Support

◦	Comprehensive asset services through long-term contracts.

•	Financial Strength

◦	Diverse portfolio of multi-year, mission critical programs creating stability and resilience.

◦	Low capital intensive business model generating favorable operating cash flows.

◦	Strong liquidity with ample capacity for growth.

Our Business Segments

Our business is organized into three core and two non-core business segments as follows:

Core business segments

•	Government Solutions

•	Technology Solutions

•	Energy Solutions

Non-core business segments

•	Non-strategic Business

•	Other

Our business segments are described below.

Government Sector

Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR covers the full spectrum; from research and development, through systems engineering, test and evaluation, systems integration and program management, to operations support, maintenance and field logistics. Our acquisitions have been integrated with our existing operations as described in Note 4 to our consolidated financial statements.
Hydrocarbons Sector
Technology Solutions. Our TS business segment combines KBR's proprietary technologies, equipment and catalyst supply, digital solutions and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. Our TS business segment has led the way in the development of advanced digital and proprietary tools and floating systems solutions. From early planning through scope definition, advanced technologies and project life-cycle support, our TS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Energy Solutions. Our ES business segment provides full life-cycle support solutions across the upstream, midstream and downstream hydrocarbons markets. We provide comprehensive project and program delivery capabilities as well as engineering services, front-end consulting and feasibility studies, sustaining capital construction, turnarounds, maintenance services and more. Our key capabilities leverage our operational and technical excellence as a global provider of EPC and high-impact consulting and engineering services for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas; and floating solutions.
Other
Non-strategic Business. Our Non-strategic Business segment represents the operations or activities we determine are no longer core to our business strategy and that we have exited or intend to exit upon completion of existing contracts. As of December 31, 2019, all Non-Strategic Business projects are substantially complete. Current activities in this business segment primarily relate to final project close-out, negotiation and settlement of claims, joint venture liquidation and various other matters associated with these projects.
Other. Our Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

The markets we serve are highly competitive and for the most part require substantial resources and highly skilled and experienced technical personnel. A large number of companies are competing in the markets served by our business, including U.S.-based companies such as CACI International, Inc., EMCOR Group, Inc., Fluor Corporation, Leidos Holdings, Inc., ManTech International Corporation, AECOM, Quanta Services Inc., Science Applications International Corporation ("SAIC"), Booz Allen Hamilton and international-based companies such as Bechtel, Jacobs Engineering, Chiyoda Corporation ("Chiyoda"), TechnipFMC, Worley-Parsons and Vectrus, Inc. Because the markets for our services are vast and extend across multiple geographic regions, we cannot make a definitive estimate of the total number of our competitors.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other reputable industry participants to capitalize on the strengths of each party and provide greater flexibility in delivering our services based on cost and geographical efficiency, increase the number of opportunities that can be pursued and reduce exposure and diversify risk. Clients of our ES business segment frequently require EPC contractors to work in teams given the size, cost and complexity of global projects. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2019.

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

In 2016, we established the Affinity joint venture with Elbit Systems Ltd. to procure, operate and maintain aircraft, and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The investments are accounted for within our GS business segment using the equity method of accounting.

Brown & Root Industrial Services is a joint venture with Bernhard Capital Partners and offers maintenance services, turnarounds and small capital projects, primarily in North America. We own a 50% interest in this joint venture and account for this investment within our ES business segment using the equity method of accounting.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize as a result of backlog was $14.6 billion and $13.5 billion as of December 31, 2019 and 2018, respectively, with approximately 18% and 22%, respectively, related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate that, as of December 31, 2019, 31% of our backlog will be recognized as revenues within fiscal 2020. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

Contracts

Our contracts broadly consist of fixed-price, cost-reimbursable or a combination of the two. Our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Fixed-price contracts are typically subject to change orders if the scope of work changes or unforeseen conditions arise resulting in adjustments to the fixed price.

Fixed-price contracts include both lump-sum and unit-rate contracts. Under lump-sum contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Lump-sum contracts entail significant risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Unit-rate contracts are essentially fixed-price contracts with the only variable being units of work to be performed. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time and materials contracts. Under cost-reimbursable contracts, the price is generally variable based upon our actual costs incurred for materials, equipment, reimbursable labor hours and in some cases, overhead and general and administrative expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost overruns or costs associated with project delays could be our responsibility under such contracts. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Our GS business segment primarily performs work under cost-reimbursable contracts in the U.S. with the DoD and other U.S. governmental agencies that are generally subject to applicable statutes and regulations. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the customer retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time. For more information, see “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Our GS business segment also participates in PFI contracts, such as the Aspire Defence and UKMFTS projects. PFIs are long-term contracts that outsource the responsibility for the construction, procurement, financing, operation and maintenance of government-owned assets to the private sector. These contracts may contain both fixed-price and cost-reimbursable elements. The PFI projects in which KBR participates are all located in the U.K. with contractual terms ranging from 15 to 35 years, and involve the provision of services to various types of assets ranging from acquisition and maintenance of major military equipment and housing to transportation infrastructure. Under most of these PFI contracts, the primary deliverables of the contracting entity are the initial construction or procurement of assets for the customer and the subsequent provision of operations and maintenance services related to the assets once they are transferred and ready for their intended use. The amount of renumeration from the customer to the contracting entity is negotiated on each contract and varies depending on the specific terms for each PFI.

Significant Customers

We provide services to a diverse customer base, including:

•	domestic and foreign governments;

•	international oil companies and national oil companies;

•	independent refiners;

•	petrochemical and fertilizer producers;

•	developers; and

•	manufacturers.

Within the past three years, we generated significant revenues within our GS business segment from key U.S. government customers including U.S. DoD and NASA, and from the U.K government. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The following table summarizes our revenues from U.S. and U.K. government agencies.

Revenues and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
Dollars in millions, except percentage amounts	2019		2018		2017
U.S. government (all agencies)	$3,014	53%	$2,610	53%	$1,914	46%
U.K. government (all agencies)	$659	12%	$622	13%	$66	2%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K.

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of global sources. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement function seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at low prices and ideal delivery schedules. While we do not currently foresee any significant lack of availability of equipment and materials in the near term, the availability of these items may vary significantly from year to year and any prolonged unavailability or significant price increases for equipment and materials necessary to our projects and services could have a material adverse effect on our business. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

Intellectual Property

The use of intellectual property generally benefits our TS and ES business segments. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification, semi-submersibles and specialty chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol used in the production of consumer end products. In addition, we are a licensor of ammonia process technologies used in the conversion of natural gas to ammonia. We also offer technologies for crystallization and evaporation, as well as concentration and purification of strong inorganic acids. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enhances our margins and encourages customers to utilize our broad range of EPC and construction services.

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

Employees

As of December 31, 2019, we had approximately 28,000 employees worldwide, of which approximately 6% were subject to collective bargaining agreements. In addition, our joint ventures employ approximately 10,000 employees. Based upon the geographic diversification of our employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

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

These laws and regulations are frequently changing and it is impossible to predict the effect of such laws and regulations on us in the future. Our global Zero Harm initiative reinforces health, safety, security and environment as key components of the KBR culture and lifestyle.  This initiative incorporates three dynamic components: "Zero Harm," "24/7" and "Courage to Care," which empower individuals to take responsibility for their health and safety, as well as that of their colleagues. However, we cannot guarantee that our efforts will always be successful and from time to time we may experience accidents or unsafe work conditions may arise. Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. We actively seek to maintain a safe, healthy and environmentally sound work place for all of our employees and those who work with us. Consequently, we may incur substantial costs to maintain the safety and security of our personnel in these locations.

Environmental Regulation

Our business involves planning, design, program management, construction and construction management, and operations and maintenance at various project sites throughout the world, including oil field and related energy infrastructure construction services, in and around sensitive environmental areas, such as rivers, lakes and wetlands. Our operations may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances, which are subject to stringent and complex laws relating to the protection of the environment and prevention of pollution.

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and worker health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire clean-up on owners, operators, transporters and other persons arranging for the treatment or disposal of such hazardous substances costs related to contaminated facilities or project sites. Other environmental laws applicable to our and customers' operations affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act and the Toxic Substances Control Act as well as other comparable foreign and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances, comparable foreign and state laws or a failure to comply with applicable regulations could result in substantial costs to us, including cleanup costs, fines, civil or criminal sanctions, third-party claims for property damage, personal injury or cessation of remediation activities.

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 17 to our consolidated financial statements.

Compliance

We prioritize conducting our business with ethics and integrity. We are subject to numerous compliance-related laws and regulations, including the FCPA, the U.K. Bribery Act, other applicable anti-bribery legislation and laws and regulations regarding trade and exports. The services we provide to the U.S. federal government are subject to the FAR, the Truth in Negotiations Act, CAS, the Services Contract Act, DoD security regulations, and many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. We are also governed by our own Code of Business Conduct (our "Code") and other compliance-related corporate policies and procedures that mandate compliance with these laws. Our Code is a guide for every employee in applying legal and ethical practices to our everyday work. In particular, our Code describes our standards of integrity and relevant principles and areas of law most likely to affect our business. We regularly train our employees regarding our Code and other specific areas including anti-bribery compliance and international trade compliance.

Website Access

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.kbr.com as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like us that file electronically with the SEC at www.sec.gov. We have posted our Code on our website, located at www.kbr.com. Our Code applies to all of our employees and Directors and serves as a code of ethics for our principal executive officer, principal financial officer, principal accounting officer and other persons performing similar functions. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code applicable to such persons by posting such information on our website at www.kbr.com.

Item 1A. Risk Factors

Risks Related to Operations of our Business

Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.

Our revenues are directly or indirectly derived from contract awards. Reductions in the number and amounts of new awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could adversely impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts usually involve a lengthy and complex bidding and selection process. This process can be affected by a number of factors including market conditions and governmental and environmental approvals. Because a portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing and similar contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for a project to proceed.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in expectation of future workforce needs for anticipated contract awards. If an anticipated contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities that could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include both fixed-price and cost-reimbursable elements. The U.S. government also favors multiple award task order contracts in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as maintain supplier relationships and delivery systems to react to emerging needs. In addition, U.S. government procurement practices sometimes emphasize price over qualitative factors, such as technical capability and past performance. As a result of these competitive pricing pressures, our profit margins on future U.S. government contracts may be reduced and may require us to make sustained efforts to reduce costs to remain competitive.

We face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Many of our existing contracts must be recompeted when their original period of performance ends. Recompetitions represent opportunities for competitors to take market share away from us or for our customers to obtain more favorable terms. We may be required to qualify or continue to qualify under the various multiple award task order contract criteria. Therefore, it may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in U.S. government awards that we win. Once a contract is awarded, it may be subject to a lengthy protest process that could result in contract delays, or ultimately, the loss of the contract. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K, the award of the Logistics Civil Augmentation Program ("LOGCAP") V to us in April 2019 by the U.S. Army is currently under protest.

If we are unable to attract and retain a sufficient number of affordable trained engineers, craft labor, and other skilled workers, our ability to pursue projects may be adversely affected and our costs may increase.

Our rate of growth and the success of our business depend upon our ability to attract, develop and retain a sufficient number of affordable trained engineers, craft labor and other skilled workers either through direct hire, subcontracts or acquisition of other firms employing such professionals. The market for these professionals is competitive. If we are unable to attract and retain a sufficient number of skilled personnel, our ability to pursue projects may be adversely affected, the costs of executing our existing and future projects may increase and our financial performance may decline.

Dependence on third-party subcontractors and equipment manufacturers could adversely affect our profits.

We rely on third-party subcontractors and equipment manufacturers in order to complete many of our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials in the amounts and at the costs originally estimated, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. Furthermore, certain subcontractors and suppliers, such as those used on our U.S. government contracts, are subject to the same rigorous government requirements that we are and if they are unable to comply with these requirements, there may be limited subcontractors and suppliers available in the market. In addition, if any subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance.

We currently hold U.S. government-issued facility security clearances and a large number of our employees have qualified for and hold U.S. government-issued personal security clearances necessary to qualify for and ultimately perform certain U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials, or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as result in the termination of any existing contracts requiring such clearances.

Our use of the cost-to-cost method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.

A significant portion of our revenues and profits are measured and recognized over time using the cost-to-cost method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated revenues and costs are recorded when the amounts are known or can be reasonably estimated. In addition, we have recorded significant unapproved change orders and claims against clients as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the estimated profit at completion for certain projects. Revisions to these estimates could occur in any period and their effects could be material. The uncertainties inherent in estimating the progress towards completion or the recoverability of claims of long-term engineering, program management, construction management or construction contracts make it possible for actual revenues and costs to vary materially from our estimates, including reductions or reversals of previously recorded revenues and profits.

We conduct a portion of our operations through joint ventures and partnerships, exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through project-specific joint ventures where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture partners may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our joint venture partners. Also, we often share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer. We could be liable for both our obligations and those of our partners, which may result in reduced profits or, in some cases, significant losses on the project. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

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

The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

See Note 8 to our consolidated financial statements and below under "The nature of our commercial business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage." for further discussion regarding cost increases and related unapproved change orders and claims on the Ichthys LNG Project.

The nature of our hydrocarbons business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.

We engage in activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties or delays in completion or commencement of commercial operations, exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. If it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope that may result in additional direct and indirect costs. Often these claims can be the subject of lengthy negotiations, arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to fully or promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results.

For example, we executed a project as a partner in the JKC joint venture with JGC and Chiyoda, on a joint and several basis, for the design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. As further discussed in Notes 8 and 12 to our consolidated financial statements, the project experienced significant cost increases associated with a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. These issues resulted in significant unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the project estimates-at-completion. Additionally, we funded JKC for our proportionate share of the working capital requirements to complete the project. JKC's current estimates for the unapproved change orders and claims against the client and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and potentially result in refunds to the client for amounts previously paid to the joint venture or the inability of the joint venture to recover additional costs from its suppliers and subcontractors. We have letters of credit outstanding in support of performance and warranty guarantees that may be called by the client under certain events. To the extent these letters of credit are called by the client, we would be required to use available cash to repay our lenders and could also be required to cash collateralize the remaining balance of outstanding letters of credit. Any of these events could result in material changes to the estimated revenue, costs and profits at completion on the project and adversely affect our financial condition, results of operations and cash flows.

Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the FAR, the Truth in Negotiations Act, CAS, the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the DCMA. Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the U.S. government decides whether to intervene on behalf of the qui tam plaintiff.

Given the demands of working for the U.S. government, we may have disagreements or experience performance issues. When performance issues arise under any of our U.S. government contracts, the U.S. government retains the right to pursue remedies, which could include termination under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected. Other remedies that could be sought by our U.S. government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the U.S. government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•
governmental activities or judicial actions that limit or disrupt markets, restrict payments, limit the movement of funds, result in the deprivation of contract rights or result in the inability for us to obtain or retain licenses required for operation; or

•
increased polarization of political parties, in the U.S. and abroad, which may lead to more volatility in government spending or other developments such as trade wars or changes in military priorities.

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

The transition period resulting from the Referendum of the United Kingdom's Membership of the European Union could adversely affect our business and results of operations.

On June 23, 2016, the British voters voted on a referendum in favor of exiting the European Union, known as Brexit. The U.K. formally exited the European Union on January 31, 2020, and is currently in a transition period, during which the U.K. will continue to remain in the European Union as it negotiates separate trade deals with the European Union and other countries. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect U.K., European and worldwide economic and market conditions, could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise) beyond the date of Brexit. Volatility in currency exchange rates primarily impacts the U.K. portion of our GS business segment where both revenues and costs tend to be denominated in British pounds. Brexit could also disrupt the free movement of goods, services and people between the U.K. and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. These developments, or the perception that any of them could occur, may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse impact on our business, financial condition and results of operations.

Our effective tax rate and tax positions may vary.

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and a change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in higher taxes on our earnings, which could have a material impact on our earnings and cash flows from operations. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are audited by various U.S. and foreign tax authorities in the ordinary course of business, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in tax rates could have a material adverse effect on our profitability and liquidity.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, including but not limited to, Iraq, Afghanistan and certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors in the past that resulted in claims and litigation. In the future, the safety of our personnel in these and other locations may continue to be at risk, exposing us to the potential loss of additional employees and contractors that could lead to future claims and litigation.

We ship a significant amount of cargo using seagoing vessels, exposing us to certain maritime risks.

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

We derive a portion of our revenues from contracts with agencies and departments of the U.S., U.K. and Australia governments, which is directly affected by changes in government spending and availability of adequate funding. Additionally, government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a significant government contractor, our financial performance is affected by the allocation and prioritization of government spending. Factors that could affect current and future government spending include:

•	policy or spending changes implemented by the current administration, defense department or other government agencies;

•	failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions;

•	changes, delays or cancellations of government programs or requirements;

•	adoption of new laws or regulations that affect companies providing services to the governments;

•	curtailment of the governments’ outsourcing of services to private contractors; or

•	the level of political instability due to war, conflict or natural disasters.

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

Demand for our hydrocarbons services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have significantly declined in recent years reducing the revenues and earnings of our customers. These market conditions make it difficult for our customers to accurately forecast and plan future business trends and activities that in turn could have a significant impact on the activity levels of our businesses. Demand for LNG and other facilities for which we provide services could decrease in the event of a sustained reduction in the price and demand for crude oil or natural gas. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects. Prices of oil, natural gas and commodities are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

•	worldwide or regional political, social or civil unrest, military action and economic conditions;

•	the level of global demand for oil, natural gas, and industrial services (e.g., the reduced demand following the recent coronavirus outbreaks);

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the global level of oil and natural gas production;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets in which we operate.

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of December 31, 2019, the future revenues we expect to realize as a result of backlog was approximately $14.6 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

Intense competition could reduce our market share and profits.

We serve markets that are global and highly competitive and in which a large number of multinational companies compete. These highly competitive markets require substantial resources and capital investment in equipment, technology and skilled personnel. Our projects are frequently awarded through a competitive bidding process, which is standard in the industries in which we compete. We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Any increase in competition or reduction in our competitive capabilities could have a material adverse effect on the margins we generate from our projects as well as our ability to maintain or increase market share.

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.

A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 53% of our total consolidated revenues for the year ended December 31, 2019. The loss of one or more of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

If we are unable to enforce our intellectual property rights, or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in providing services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. We also license technologies from third parties and there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

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

We utilize, develop, install and maintain a number of information technology systems both for us and for our customers. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, vendor payment processing and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business processes. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

  Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect our and certain third party confidential and proprietary information from disclosure. We rely upon industry accepted security measures and technology to secure such confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyberattacks, other malicious activities from unauthorized employees or third parties, power outages, natural disasters, computer system or network failures, or computer viruses.  The failure of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data (e.g., personally identifiable information), processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Any significant disruptions or failures could damage our reputation or have a material adverse effect on our business operations, financial performance and financial condition.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2019, we had $1.3 billion of goodwill and $495 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on October 1 to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth. For a further discussion of goodwill impairment testing, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" below and Note 11 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Risks Related to Governmental Regulations and Law

We could be adversely impacted if we fail to comply with international export and domestic laws, which are rigorously enforced by the U.S. government.

To the extent that we export products, technical data and services outside of the U.S., we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could result in losing our status as an eligible U.S. government contractor and cause us to suffer serious reputational harm, and which could have a material adverse effect on our business, financial condition or results of operations.

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

Certain of our work sites are inherently dangerous and we are subject to various environmental and worker health and safety laws and regulations. If we fail to maintain safe work sites or to comply with these laws and regulations, we may incur significant costs and penalties that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Certain work sites often expose our employees and others to chemical and manufacturing processes, large pieces of mechanized equipment, and moving vehicles. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. Failure to implement effective safety procedures may result in injury, disability or loss of life to these parties. In addition, the projects may be delayed and we may be exposed to litigation or investigations.

Our operations are subject to a variety of environmental, worker health and safety laws and regulations governing the generation, management and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination associated with the release of hazardous substances and human health and safety. Violations of these laws and regulations can cause significant delays and additional costs to a project. When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. We may be subject to claims alleging personal injury, property damage or natural resource damages by employees, customers and third parties as a result of alleged exposure to or contamination by hazardous substances. In addition, we may be subject to fines, penalties or other liabilities arising under environmental and employee safety laws. A claim, if not covered by insurance at all or only partially, could have a material adverse impact on our financial condition, results of operations and cash flows. In addition, more stringent regulation of our customers' operations with respect to the protection of the environment could also adversely affect their operations and reduce demand for our services.

Various U.S. federal, state and local as well as foreign environmental laws and regulations may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances on property currently or previously owned by us or arising out of our waste management or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge or causation of the presence of contaminants. The liability under these laws may be joint and several. The ongoing costs of complying with existing environmental laws and regulations could be substantial and have a material adverse impact on our financial condition, results of operations and cash flows. Changes in the environmental laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate.

We may be affected by market or regulatory responses to changes in societal views on climate change or other environmental matters.

        Continued attention to issues concerning climate change or other environmental matters (e.g., the use of commodity plastics) may result in the imposition of additional environmental regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. International agreements and national, regional and state legislation and regulatory measures or other restrictions on emissions of greenhouse gases could affect our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels, or emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services that could in turn have a material adverse effect on our operations and financial condition. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2020. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Senior Credit Facility is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are often very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. Entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially strong or may encounter financial difficulties. If our joint ventures or partners fail to perform, we may be required to complete the project activities. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our Senior Credit Facility. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonding or other customary credit enhancements could have a material adverse effect on our business prospects and future revenues.

Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and these facilities may not be available if financial covenants are violated or if an event of default occurs.

Our Senior Credit Facility includes a $500 million revolving credit facility and a $500 million performance letter of credit facility, both maturing in April 2023 (see Note 14 to our consolidated financial statements for discussion of subsequent events related to our Senior Credit Facility in 2020). It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio and a consolidated interest coverage ratio as defined in the Senior Credit Facility agreement.

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

Additionally, LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance or reform that could cause interest rates under our Senior Credit Facility, our current derivative contracts or future contracts not yet contemplated to perform differently than in the past or cause other unanticipated consequences. The U.K.'s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop requiring banks to submit LIBOR rates after 2021 which will effectively end the usefulness of LIBOR and may end its publication. If LIBOR ceases to exist or if new methods of calculating LIBOR do not evolve, interest rates on our current or future debt obligations may be adversely affected and our available liquidity and cash flows could be negatively impacted.

Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.

We had approximately $1.2 billion of indebtedness outstanding as of December 31, 2019 under our Senior Credit Facility and Senior Notes which could have negative consequences to us, including, but not limited to:

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

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our costs. However, we enter into contracts that subject us to currency risk exposure, primarily when our contract revenues are denominated in a currency different from the contract costs. A portion of our consolidated revenues and consolidated operating expenses are in foreign currencies. As a result, we are subject to foreign currency risks, including risks resulting from changes in currency exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

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

In addition, in connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with certain option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are generally expected to reduce potential dilution to our common stock upon any conversation of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants at the time of exercise.

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable governments and other customers to finance large-scale projects, such as the acquisition and maintenance of major military equipment, capital projects and service purchases. These projects typically include the facilitation of nonrecourse financing, the design and construction of facilities and the provision of operation and maintenance services for an agreed-upon period after the facilities have been completed. We may incur contractually reimbursable costs, and typically make investments prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our investments can be dependent on the operational success of the project and market factors that may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the U.S., U.K., and Germany. At December 31, 2019, our defined benefit pension plans had an aggregate funding deficit (calculated as the excess of projected benefit obligations over the fair value of plan assets) of approximately $277 million, the majority of which is related to our defined benefit pension plan in the U.K. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. defined benefit pension plan has an aggregate funding deficit. Our U.K. pension plan has been frozen to new participants for a number of years, but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under our U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality, compensation increases and retirement rates, the investment strategy and performance of the plan assets, and (in certain circumstance) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates, or changes in actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for our U.K. pension plan could result in a material adverse effect on our cash flows and financial position.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Columbia, Maryland	Leased	Government Solutions

Greenbelt, Maryland	Leased	Government Solutions

Lexington Park, Maryland	Leased	Government Solutions

Dayton/Beavercreek, Ohio	Leased	Government Solutions

Huntsville, Alabama	Leased	Government Solutions

Colorado Springs, Colorado	Leased	Government Solutions

Birmingham, Alabama	Leased	Energy Solutions

Newark, Delaware	Leased	Energy Solutions

Monterrey, Nuevo Leon, Mexico	Leased	Energy Solutions

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Wiltshire, United Kingdom	Leased / Owned	Government Solutions

Al Khobar, Saudi Arabia	Leased	Energy Solutions

Asia-Pacific:

Chennai, India	Leased	All

Delhi (Gurgaon), India	Leased	Technology Solutions

Perth, Australia	Leased	Energy Solutions

Brisbane, Australia	Leased	Energy Solutions

Sydney, Australia	Leased	Energy Solutions

Melbourne, Australia	Leased	Energy Solutions

We also own or lease numerous small facilities that include sales, administrative and offices as well as warehouses and equipment yards located throughout the world. Our owned Leatherhead property is pledged to secure certain pension obligations in the U.K. and we believe all properties that we currently occupy are suitable for their intended use.

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

Our common stock is listed on the NYSE and trades under the symbol “KBR.” On February 20, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.10 per common share. Future dividend declarations will be at the discretion of our Board of Directors.
At January 31, 2020, there were 76 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
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

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2019, and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2019	1,820	$24.02	—	$160,236,157
November 1 - 30, 2019	1,888	$29.43	—	$160,236,157
December 1 - 31, 2019	14	$30.65	—	$160,236,157

(1)
The shares reported herein consist solely of shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan. A total of 3,722 shares were acquired from employees during the three months ended December 31, 2019, at an average price of $26.79 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2019, with the cumulative total return on the Dow Jones Heavy Construction Industry Index, the Russell 1000 Index, the Russell 2000 Index and the S&P 1500 IT Consulting & Other Services Index for the same period. The comparisons assume the investment of $100 on December 31, 2014 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we included the Russell 1000 and Dow Jones Heavy Construction Industry Index as additional indices for the performance graph. As a result of the shift in consolidated results towards our GS segment, we believe the addition of the S&P 1500 IT Consulting & Other Services Index provides a balanced view of the performance of our business. Additionally, as KBR’s stock is now included as a constituent of the Russell 2000 Index, we believe it is a better independent broad market index, because it measures the performance of similar mid-sized companies in numerous sectors. As required by SEC regulations, the chart below includes the Russell 1000 Index, but we do not plan to include the comparison to this index in future filings.

	12/31/2014	12/31/2015	12/30/2016	12/31/2017	12/31/2018	12/31/2019
KBR	$100.00	$101.70	$102.44	$124.14	$96.78	$197.07
S&P 1500 IT Consulting & Other Services	$100.00	$97.05	$112.10	$125.20	$104.40	$132.67
Russell 2000	$100.00	$94.29	$112.65	$127.46	$111.94	$138.50
Dow Jones Heavy Construction	$100.00	$74.09	$65.12	$79.74	$83.33	$61.14
Russell 1000	$100.00	$98.91	$108.50	$129.49	$120.96	$155.91

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

	Years Ended December 31,
Dollars in millions, except per share amounts	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenues (a) (d)	$5,639	$4,913	$4,171	$4,268	$5,096
Gross profit (e)	653	584	439	198	431
Equity in earnings of unconsolidated affiliates (g)	35	79	70	82	134
Asset impairments and restructuring charges	—	—	(6)	(39)	(70)
Operating income (b) (g)	362	468	264	19	295
Net income (loss) (c) (g)	209	310	440	(60)	210
Net income attributable to noncontrolling interests	(7)	(29)	(8)	(10)	(23)
Net income (loss) attributable to KBR (c) (g)	202	281	432	(70)	187
Basic net income (loss) attributable to KBR per share (g)	$1.42	$1.99	$3.05	$(0.49)	$1.29
Diluted net income (loss) attributable to KBR per share (g)	$1.41	$1.99	$3.05	$(0.49)	$1.29
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data (as of the end of period):
Total assets (f) (g)	$5,364	$5,052	$3,652	$4,124	$3,401
Long-term nonrecourse project-finance debt	7	17	28	34	51
Long-term debt	1,183	1,226	470	650	—
Total shareholders’ equity (f) (g)	$1,857	$1,718	$1,197	$725	$1,041

Other Financial Data (as of the end of period):
Backlog	$14,636	$13,497	$10,570	$10,938	$12,333

(a)
Includes revenues related to the consolidation of the Aspire Defence contracting entities in January 2018 and the acquisition of SGT in April 2018 totaling $1.0 billion and $875 million for the years ended 2019 and 2018, respectively. See Note 4 to our consolidated financial statements.

(b)	Includes gain on consolidation of the Aspire subcontracting entities of $108 million for the year ended 2018. See Note 4 to our consolidated financial statements.

(c)
Net income and Net income attributable to KBR in the fourth quarter of 2017 were favorably impacted by a release of a valuation allowance of $223 million and an $17 million favorable impact related to the Tax Act. See Note 15 to our consolidated financial statements.

(d)
Effective January 1, 2018, we adopted ASC Topic 606. For all periods ending prior to January 1, 2018, revenues were recognized under the guidance of ASC Topic 605. See Note 1 to our consolidated financial statements.

(e)
Effective January 1, 2019, we reclassified $128 million, $97 million, $86 million, and $106 million from "Cost of revenues" to "Selling, general and administrative expenses" for the years ended 2018, 2017, 2016 and 2015, respectively, to report in the same manner as such costs are defined in our disclosure statements under CAS for U.S. government reporting. See Note 1 to our consolidated financial statements.

(f)
The impact of adopting ASU No. 2016-02, Leases (Topic 842) resulted in an increase in total assets of $177 million and an increase in total shareholders' equity of $21 million at January 1, 2019. See Note 1 to our consolidated financial statements.

(g)
Includes the correction of immaterial errors related to the historical recognition of equity earnings associated with our interest in an unconsolidated joint venture. The impact on our consolidated statements of operations for the years ended 2018, 2017, and 2016 and consolidated balance sheets for the years ended 2018 and 2017 was disclosed in financial statements issued as of June 30, 2019. The year ended 2015 reflects a decrease of $15 million in "Equity in earnings of unconsolidated affiliates". Total assets and total shareholders' equity decreased $20 million and $11 million for the years ended 2016 and 2015, respectively.

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

This MD&A does not address certain items in respect of the year ended December 31, 2017 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. A discussion and analysis of such period may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019.

Overview

Our business portfolio includes full life-cycle professional services, project solutions and technologies delivered across two primary verticals, government and hydrocarbons, aligned with the following:

•	Early Project Advisory

•	Project Definition

•	Project Delivery

•	Operations & Maintenance

Our government services business is generally conducted in our GS business segment, and our hydrocarbons business is generally conducted in our TS and ES business segments.

Our capabilities and offerings include feasibility and solutions development; technical consulting; research and development; highly specialized mission support; systems acquisition, integration, engineering and design services; global logistics services; process technologies, proprietary equipment and catalysts; program management, construction, commissioning and startup services; asset operations and maintenance services; and engineering, procurement and construction services for large-scale, complex projects. We strive to deliver high quality solutions and services to support our clients' success today and to help them strengthen their strategic position for the future.

Government Market Overview

In December 2019, the fiscal year 2020 U.S. defense budget was signed into law authorizing $738 billion of funding. The budget funds a national security strategy that continues the restoration of military readiness, furthers a national security strategy to confront Russia, China and other threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, establishes the U.S. Space Force under the U.S. Air Force, and directs innovation to meet long-range emerging threats. The budget includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, hypersonic capabilities, and emerging biotechnologies.

Internationally, our government services work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. A significant majority of our work in the U.K. is contracted through long-term private financed initiatives that are expected to provide stable, predictable earnings and cash flow over the program life. Our largest PFI extends through 2041. The Australian government continues to increase defense spending, in line with its commitment to increase defense budgets to 2% of GDP by 2020-21, with particular focus on enhancing regional security, building defense capabilities and strengthening cyber defenses.

With increased defense and space spending budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology upgrades, we expect continued opportunities to provide enabling solutions and technologies to high impact, mission critical work. These opportunities continue to drive best value selections and customer confidence in the enterprise that we have built through our strategic acquisitions and organic growth.

Hydrocarbons Market Overview

In the hydrocarbons market, demand for our technologies, solutions and services is highly correlated to the level of capital and operating expenditures of our customers and prevailing market conditions. Recent volatility in commodity prices has resulted in many hydrocarbons companies taking steps to defer or suspend capital expenditures, resulting in delayed or reduced volumes of business across the sector. Robust 2019 bookings and our large proportion of O&M funded services will provide stability during this period of market softness. From conceptual development studies to project delivery and asset management services, we seek to collaborate with our customers to meet the demands of the global economy.

Overall, we believe we have a balanced portfolio of global professional services, program delivery and technologies across the government services and hydrocarbons markets. We believe our increased mix of recurring government services and hydrocarbons services offers stability and predictability that enables us to be highly selective and disciplined in our pursuit of EPC projects across hydrocarbons market sectors.

Our business is organized into three core and two non-core business segments supporting the government services and hydrocarbons markets as follows:

Core business segments

•	Government Solutions

•	Technology Solutions

•	Energy Solutions

Non-core business segments

•	Non-strategic Business

•	Other

See additional information on our business segments, including detail with respect to changes to our reportable segments that became effective for the quarter ended September 30, 2019, in Notes 1 and 2 to our consolidated financial statements and under "Item 1. Business" in this Annual Report on Form 10-K.

Overview of Financial Results

KBR delivered strong financial results in 2019 with each operating segment contributing across our key financial metrics: revenue growth, operating income, operating cash flow and bookings.  Consolidated 2019 revenue growth of 15% was comprised of 14% from Government Solutions, 26% from Technology Solutions and 16% from Energy Solutions. We expanded our footprint through many new project program wins, including the U.S. DoD Preservation of the Force & Family program, the NASA Launch Range Operations Contract for Wallops Flight Facility, and several cost-reimbursable EPC projects in our Energy Solutions business.  Our U.S. Government Solutions business posted a recompete win rate above 95% that included the 8-year Marine Corps preposition stock program, the 5-year NAVAIR Aircrew Services Contract, and three areas under the 10-year LOGCAP V program, which is currently under protest.  Strong organic growth in Technology Solutions was attributable to increasing demand for our innovative solutions across the chemical, petrochemical and refining markets as well as increased bundling of technology licenses with ancillary services, proprietary equipment and catalyst.  Our acquisition of SGT in April 2018 also contributed to our 2019 growth.

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment.

Revenues
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Revenues	$5,639	$4,913	$726	15%	$4,171	$742	18%

2019 vs. 2018

The increase in consolidated revenues in 2019 was primarily driven by the continued strong organic growth within our GS logistics and engineering businesses primarily on U.S. government contracts as well as increased revenues from SGT acquired in April 2018. New services and consulting awards in the Middle East from our ES business segment and higher proprietary equipment sales volume from our TS business segment also contributed significantly to consolidated revenue growth in 2019.

2018 vs. 2017

The increase in consolidated revenues in 2018 was primarily driven by strong organic growth within our GS logistics and engineering services business areas, the consolidation of the Aspire Defence subcontracting entities and acquisition of SGT (as discussed in Note 4 to our consolidated financial statements), and increased revenues from our TS segment. The increase was partially offset by decreased revenue in our ES segment caused by reduced activity and the completion or near completion of several projects in the U.S. and Canada, the non-recurrence of $35 million in revenue from the PEMEX settlement that occurred in 2017, and decreased revenues in our Non-strategic Business segment as we exit those businesses.

Gross Profit
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Gross profit	$653	$584	$69	12%	$439	$145	33%

2019 vs. 2018

The $69 million increase in gross profit in 2019 includes $80 million in increased gross profit from our GS business segment primarily driven by the volume growth in revenue, incremental profits resulting from the full year of operations from SGT, and favorable settlements on several legacy matters in our GS business segment including the private security legal matter. We also recognized incremental profits from construction services related to the Aspire Defence project in the U.K. associated with index-based price adjustments. TS business segment gross profit increased by $12 million over 2018 levels based on increased volumes of proprietary equipment sales. Additionally, we recognized increased earnings of $11 million primarily due to the close-out of a completed project in our Non-strategic Business. These increases were partially offset by reductions in gross profit from our ES business segment due to lower margins on several major EPC projects and the non-recurrence of several favorable items including the recognition of variable consideration associated with the successful completion of an LNG project in Australia occurring in 2018.

2018 vs. 2017

The increase in gross profit in 2018 was primarily caused by strong organic growth in our GS logistics and engineering services businesses as well as one-time favorable settlements on legacy LogCAP III and CONCAP contract disputes. Also contributing to the increase in 2018 were the consolidation of the Aspire Defence subcontracting entities, the acquisition of SGT, and increased gross profit from our TS segment. These increases were partially offset by decreased gross profit in our ES segment due to overall reduced activity and the non-recurrence of the 2017 PEMEX settlement.

Equity in Earnings of Unconsolidated Affiliates
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Equity in earnings of unconsolidated affiliates	$35	$79	$(44)	(56)%	$70	$9	13%

2019 vs. 2018

The decrease in equity in earnings of unconsolidated affiliates in 2019 was primarily due to the substantial completion of a North Sea oil project and an unfavorable arbitration ruling in early 2019 associated with a subcontractor on the Ichthys LNG project. We also recognized an impairment of an equity method investment in Latin America in 2019 and the non-recurrence of the release of a tax liability on an Egyptian joint venture in 2018. See Note 8 to our consolidated financial statements for more information on the Ichthys LNG project.

2018 vs. 2017

The increase in equity in earnings of unconsolidated affiliates in 2018 was primarily due to increased earnings from our Brown & Root Industrial Services and EPIC joint ventures in the U.S. and a project specific joint venture in Europe. These increases were partially offset by the consolidation of the Aspire Defence subcontracting entities which moved results to gross profit, decreased earnings on our Affinity joint venture, reduced activity from a joint venture in Latin America, and decreased earnings on the Ichthys LNG project due to delays in the estimated completion date.

Selling, General and Administrative Expenses
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Selling, general and administrative expenses	$(341)	$(294)	$47	16%	$(244)	$50	20%

2019 vs. 2018

The increase in 2019 of $47 million in selling, general and administrative expenses as compared to 2018 primarily related to an increase in corporate costs including increased IT, rebranding and other general corporate expenses.

2018 vs. 2017

The increase in selling, general and administrative expenses in 2018 was primarily due to increased expenses related to the acquisition of SGT acquired in early 2018 and organic growth in our GS business segment.

Acquisition and Integration Related Costs
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Acquisition and integration related costs	$(2)	$(7)	$(5)	n/m	$—	$7	n/m

2019 vs. 2018

The decrease in acquisition and integration related costs was primarily due to substantial completion of acquisition and integration activities in early 2019.

2018 vs. 2017

The increase in acquisition and integration related costs in 2018 was primarily due to $5 million of incremental costs related to the acquisition of SGT and approximately $2 million related to the consolidation of the Aspire subcontracting entities.

Gain (Loss) on Disposition of Assets
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Gain (loss) on disposition of assets	$17	$(2)	$19	(950)%	$5	$(7)	(140)%

2019 vs. 2018

The gain on disposition of assets in 2019 primarily reflects the gain on sale of a U.S. government contract vehicle and sale of an equity method investment related to a roads project in Ireland within our GS Business segment. Additionally, we recognized a gain as a result of the liquidation of several legal entities.

2018 vs. 2017

The loss on disposition of assets in 2018 primarily reflects the loss on sale of one of our unconsolidated affiliates within the ES Business segment.

Gain on Consolidation of Aspire entities
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Gain on consolidation of Aspire entities	$—	$108	$(108)	n/m	$—	$108	n/m

The gain on consolidation of Aspire entities in 2018 was recognized upon the consolidation of the Aspire Defence subcontracting entities. See Note 4 to our consolidated financial statements for additional information.

Interest Expense
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Interest expense	$(99)	$(66)	$33	50%	$(21)	$45	214%

2019 vs. 2018

The increase in interest expense in 2019 was primarily due to increased fixed-rate borrowings as a result of the Convertible Notes in November 2018 partially offset by lower outstanding borrowings and weighted-average interest rates on our variable-rate debt. See Note 14 to our consolidated financial statements for further discussion.

2018 vs. 2017

The increase in interest expense in 2018 compared to 2017 was primarily due to increased borrowings as a result of the SGT and Aspire acquisitions and increased capital investments in the JKC joint venture. Additionally, the weighted-average interest rate on our borrowings increased as a result of the refinancing of our Senior Credit Facility in April 2018.

Other Non-operating Income (Loss)
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Other non-operating income (loss)	$5	$(6)	$11	183%	$4	$(10)	(250)%

2019 vs. 2018

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The increase in other non-operating income was primarily due to the impact of favorable foreign currency movements on intercompany balance positions denominated in U.S. dollars partially offset by unfavorable variances on certain U.S. dollar cash positions held primarily in Australia.

2018 vs. 2017

The decrease in other non-operating income (loss) from 2017 to 2018 was primarily due to an increase in foreign exchange losses partially offset by an increase in other non-operating income related to interest income associated with the cash balances held by the Aspire Defence subcontracting entities.

Provision for Income Taxes
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Income before provision for income taxes	$268	$396	$(128)	(32)%	$247	$149	60%
(Provision) benefit for income taxes	$(59)	$(86)	$(27)	(31)%	$193	$279	145%

2019 vs. 2018

The decrease in income tax expense in 2019 compared to 2018 was primarily driven by the absence of the gain of $108 million recognized in 2018 as a result of obtaining control of the Aspire Defence project subcontracting joint ventures.

2018 vs. 2017

The 2018 period provision for income taxes is higher than the 2017 period primarily due to the valuation allowance release of $223 million on our U.S. deferred tax assets in 2017 well as higher income before provision for income taxes in 2018.

A reconciliation of our effective tax rates for 2019, 2018 and 2017 to the U.S. statutory federal rate and further information on the effects of the Tax Act is presented in Note 15 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019	2018	$	%	2017	$	%
Net income attributable to noncontrolling interests	$(7)	$(29)	(22)	(76)%	$(8)	$21	263%

The decrease in net income attributable to noncontrolling interests in 2019 was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of a major ES project project in Australia in 2018, executed by a consolidated joint venture.

Results of Operations by Business Segment

We analyze the financial results for each of our three core business segments, as well as our non-core segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
				2019 vs. 2018			2018 vs. 2017
Dollars in millions	2019		2018	$	%	2017	$	%
Revenues
Government Solutions	$3,925		$3,457	$468	14%	$2,193	$1,264	58%
Technology Solutions	374		297	77	26%	269	28	10%
Energy Solutions	1,339		1,157	182	16%	1,671	(514)	(31)%
Subtotal	$5,638	—	$4,911	$727	15%	$4,133	$778	19%
Non-strategic Business	1	—	2	(1)	(50)%	38	(36)	(95)%
Total	$5,639		$4,913	$726	15%	$4,171	$742	18%

Gross profit (loss)
Government Solutions	$430		$350	$80	23%	$188	$162	86%
Technology Solutions	118		106	12	11%	98	8	8%
Energy Solutions	100		134	(34)	(25)%	153	(19)	(12)%
Subtotal	$648		$590	$58	10%	$439	$151	34%
Non-strategic Business	5		(6)	11	n/m	—	(6)	n/m
Total	$653		$584	$69	12%	$439	$145	33%

Equity in earnings of unconsolidated affiliates
Government Solutions	$29		$32	$(3)	(9)%	$43	$(11)	(26)%
Technology Solutions	—		—	—	n/m	—	—	n/m
Energy Solutions	19		50	(31)	(62)%	27	23	85%
Subtotal	$48		$82	$(34)	(41)%	$70	$12	17%
Non-strategic Business	(13)		(3)	(10)	n/m	—	(3)	n/m
Total	$35		$79	$(44)	(56)%	$70	$9	13%

Total general and administrative expense	$(341)		$(294)	$47	16%	$(244)	$50	20%

Acquisition and integration related costs	$(2)		$(7)	$(5)	n/m	$—	$7	n/m

Asset impairment and restructuring charges	$—		$—	$—	n/m	$(6)	$(6)	(100)%

(Loss) Gain on disposition of assets	$17		$(2)	$19	(950)%	$5	$(7)	(140)%

Gain on consolidation of Aspire entities	$—		$108	$(108)	n/m	$—	$108	n/m

Total operating income (loss)	$362		$468	$(106)	(23)%	$264	$204	77%

n/m - not meaningful

Government Solutions

2019 vs. 2018

GS revenues increased by $468 million, or 14%, to $3.9 billion in 2019, compared to $3.5 billion in 2018. This increase was primarily driven by strong growth within our GS business from new and existing U.S. government contracts including increased volumes for disaster recovery services provided to the U.S. Air Force on the AFCAP IV project, expanded services provided to the U.S. Army in Iraq and Europe on the LogCAP IV project, human performance and behavioral health services provided to the U.S. Special Operations Command and increased engineering services on various other U.S. government programs. GS revenues from the April 2018 acquisition of SGT increased by approximately $139 million in 2019 on a year-over-year basis. A new award from the U.K. MoD for services in the Middle East also contributed to the increase in revenues in 2019.

GS gross profit increased by $80 million, or 23%, to $430 million in 2019, compared to $350 million in 2018. The increase in 2019 was primarily due to the increased volumes on U.S. government contracts and the full year of operations from SGT. In addition, we received a favorable judgment to close out the private security legal matter and settled several other legacy matters on the LogCAP III contract during the year. We recognized incremental profits from construction services related to the Aspire Defence project in the U.K. as uncertainties associated with index-based price adjustments have begun to dissipate.

GS equity in earnings in unconsolidated affiliates decreased by $3 million, or 9%, to $29 million in 2019, compared to $32 million in 2018. The decrease is due to the consolidation of the Aspire Defence subcontracting entities in January 2018 as well as lower profitability from a joint venture project to provide support services on a U.S. government project.

2018 vs. 2017

GS revenues increased by $1.3 billion, or 58%, to $3.5 billion in 2018, compared to $2.2 billion in 2017. This increase was primarily due to strong organic growth in our logistics and engineering services business, an additional $533 million of revenues from the consolidation of the Aspire Defence subcontracting entities in January 2018, and an additional $342 million of revenues from the acquisition of SGT in April 2018.

GS gross profit increased by $162 million, or 86%, to $350 million in 2018, compared to $188 million in 2017. This increase was primarily due to $61 million of gross profit from the consolidation of the Aspire Defence subcontracting entities, $31 million of gross profit from the acquisition of SGT, increases from organic revenue growth in our logistics and engineering services business areas, and one-time favorable settlements on legacy CONCAP and LogCAP III matters which contributed $11 million to gross profit.

GS equity in earnings in unconsolidated affiliates decreased by $11 million, or 26%, to $32 million in 2018, compared to $43 million in 2017. This decrease was primarily due to the consolidation of the Aspire Defence subcontracting entities.

Technology Solutions

2019 vs. 2018

TS revenues increased by $77 million, or 26%, to $374 million in 2019 compared to $297 million in 2018, primarily due to higher proprietary equipment sales.

TS gross profit increased by $12 million, or 11%, to $118 million in 2019 compared to $106 million in 2018, primarily driven by increased revenue volume at lower gross profit margins resulting from a less favorable mix of license and proprietary equipment sales.

2018 vs. 2017

TS revenues increased by $28 million, or 10% to $297 million in 2018 compared to $269 million in 2017, primarily due to an increase in volume within the petrochemicals, syngas, and refining product lines.

TS gross profit increased by $8 million, or 8%, to $106 million in 2018 compared to $98 million in 2017, primarily due to the mix of license and proprietary equipment sales as well as the overall volume of projects.

Energy Solutions

2019 vs. 2018

ES revenues increased by $182 million, or 16%, to $1.3 billion in 2019, compared to $1.2 billion in 2018. Revenues increased by approximately $173 million in our Services and Consulting business primarily due to the ramp up of recently awarded projects and expansion of services internationally, primarily in the Middle East. Revenue increases from new cost-reimbursable projects along the U.S. Gulf Coast in our EPC Delivery Solutions business were substantially offset by declines resulting from the completion of various EPC projects in the U.S. as well as the Ichthys LNG project in Australia.

ES gross profit decreased by $34 million, or 25% to $100 million in 2019, compared to $134 million in 2018. This decrease was primarily due to non-recurring 2018 events including the recognition of variable consideration associated with the successful completion of an LNG project in Australia and favorable close-outs on several ammonia projects in the U.S. Also contributing to the decline were lower profits from services provided to the Ichthys LNG project joint venture. These decreases were partially offset by earnings in 2019 resulting from the ramp up of new projects in the Middle East and the favorable settlement reached with a supplier on an ammonia project completed in the U.S.

ES equity in earnings in unconsolidated affiliates decreased by $31 million, or 62%, to $19 million in 2019, compared to $50 million in 2018. This decrease was primarily due to the substantial completion of a North Sea oil project, lower earnings due to an unfavorable arbitration ruling in early 2019 associated with a subcontractor on the Ichthys LNG project, and non-recurrence of a release of a tax liability on an Egyptian joint venture in 2018. See Note 8 to our consolidated financial statements for more information on the Ichthys LNG project.

2018 vs. 2017

ES revenues decreased by $514 million, or 31%, to $1.2 billion in 2018, compared to $1.7 billion in 2017. This decrease was primarily due to reduced activity and the completion or near completion of several projects in the U.S. and Canada, and the non-recurrence of $35 million in revenue from the PEMEX settlement in 2017. These decreases were partially offset by new wins and growth on existing projects and the recognition of variable consideration associated with the successful completion and performance testing of a major ES project.

ES gross profit decreased by $19 million, or 12% to $134 million in 2018, compared to $153 million in 2017. This decrease was primarily due to the non-recurrence of $35 million in revenue from the PEMEX settlement and projects completing or nearing completion and the under recovery of resources. These decreases were partially offset by the recognition of variable consideration associated with the successful completion and performance testing of a major ES project and a one-time favorable settlement on an ammonia/urea plant in the U.S.

ES equity in earnings in unconsolidated affiliates increased by $23 million, or 85%, to $50 million in 2018, compared to $27 million in 2017. This increase was primarily due to an increase in earnings provided by a JV in Europe and increased earnings from the Brown & Root Industrial Services and EPIC joint ventures in the U.S. These increases were partially offset by decreased activity on a joint venture in Mexico and a decrease in earnings on the Ichthys LNG project due to an EAC increase and schedule prolongation.

Non-strategic Business

2019 vs. 2018

Non-strategic Business generated revenues of $1 million in 2019 compared to $2 million in 2018. Revenues in the Non-strategic Business were primarily associated with close-out activities on completed projects as we exit the business.

Non-strategic Business earned $5 million of gross profit in 2019 primarily due to favorable benefits on the close-out of a completed project in the U.S, compared to a gross loss of $6 million in 2018 primarily due to the settlement of a legacy legal matter.

Non-strategic Business equity in earnings from unconsolidated affiliates decreased by $10 million to a loss $13 million in 2019 as compared to a loss of $3 million in 2018 primarily due to an impairment charge associated with an equity method investment in Latin America. See Note 2 to our consolidated financial statements for a discussion of the reclassification of certain operations between our ES and Non-strategic Business segments.

2018 vs. 2017

Non-strategic Business revenues decreased by $36 million, or 95%, to $2 million in 2018 compared to $38 million in 2017. This decrease was due to completion or near completion of two power projects as we exit those businesses.

Non-strategic Business incurred a gross loss of $6 million in 2018 compared to a gross loss of $0 million in 2017. This change was primarily due to the settlement of a legacy legal matter during the year ended 2018.

Changes in Project-related Estimates

With a portfolio of more than one thousand contracts, we generally realize both lower and higher than expected margins on projects in any given period due to judgments and estimates inherent in revenue recognition for our contracts. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. See Notes 1 and 2 to our consolidated financial statements for additional information related to our use of estimates and changes in project-related estimates. Information discussed therein is incorporated by reference into this Part II, Item 7.

Acquisitions, Dispositions and Other Transactions

Information relating to various acquisitions, dispositions and other transactions is described in Notes 4, 11 and 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Backlog of Unfilled Orders

Backlog generally represents the total dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate over the contract period due to the release of contracted work in phases by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience. Where contract duration is indefinite and clients can terminate for convenience without compensating us for periods beyond the date of termination, backlog is limited to the estimated amount of expected revenues within the following twelve months. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the expected value of our services in backlog.

For U.S. government contracts, backlog includes our estimate of the remaining future revenue from existing contracts over the base contract performance period (including customer approved option periods) for which work scope and price have been agreed with the customer. Funded backlog represents the portion of backlog for which funding currently is appropriated, less the amount of revenue we have previously recognized. Unfunded backlog represents the total backlog less the funded backlog. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles nor does it include option periods that have not been exercised by the customer.

For U.K. government PFIs, we estimate backlog based on the aggregate amount that our client would contractually be obligated to pay us over the life of the project. We update our estimates of the future work to be executed under these contracts on a quarterly basis and adjust backlog if necessary.

Refer to "Item 1A. Risk Factors" contained in Part 1 of this Annual Report on Form 10-K for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.6 billion and $3.0 billion at December 31, 2019 and 2018, respectively. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $5.3 billion at both December 31, 2019 and 2018.

The following table summarizes our backlog by business segment for the years ended December 31, 2019 and December 31, 2018, respectively:

Dollars in millions	December 31, 2019	December 31, 2018
Government Solutions	$10,960	$11,005
Technology Solutions	579	594
Energy Solutions	3,097	1,896
Subtotal	14,636	13,495
Non-strategic Business	—	2
Total backlog	$14,636	$13,497

We estimate that as of December 31, 2019, 31% of our backlog will be executed within one year. Of this amount, 88% will be recognized as revenue on our consolidated statement of operations and 12% will be recorded by our unconsolidated joint ventures. As of December 31, 2019, $68 million of our backlog relates to active contracts that are in a loss position.

As of December 31, 2019, 11% of our backlog was attributable to fixed-price contracts, 50% was attributable to PFIs and 39% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 31, 2019, $9.2 billion of our GS backlog was currently funded by our customers.

As of December 31, 2019, we had approximately $2.8 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $14.6 billion and the remaining performance obligation as defined by ASC 606 of $11.4 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our consolidated financial statements for discussion of the remaining performance obligations.

Liquidity and Capital Resources

Liquidity is provided by available cash and equivalents, cash generated from operations, our Senior Credit Facility and access to financial markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and percentage of completion of our projects.  We often receive cash in the early phases of our larger fixed-price projects, technology projects, and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we frequently incur costs and subsequently invoice our customers.
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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of December 31, 2019, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $712 million at December 31, 2019 and $739 million at December 31, 2018 and consisted of the following:

	December 31,
Dollars in millions	2019	2018
Domestic U.S. cash	$207	$211
International cash	245	210
Joint venture and Aspire project cash	260	318
Total	$712	$739

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and local obligations, including maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world including whether foreign earnings are permanently reinvested. For December 31, 2019, we changed our permanent reinvestment assertion on our undistributed earnings on a wholly owned subsidiary in Saudi Arabia. KBR has determined that $70 million of undistributed earnings is available for future repatriation of cash for deployment in the U.S. Accordingly, we have recorded the income tax expense expected with the future repatriation.

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

As of December 31, 2019, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years ended December 31,
Dollars in millions	2019	2018	2017
Cash flows provided by operating activities	$256	$165	$193
Cash flows used in investing activities	(158)	(491)	(12)
Cash flows (used in) provided by financing activities	(133)	654	(290)
Effect of exchange rate changes on cash	8	(28)	12
Increase (decrease) in cash and equivalents	$(27)	$300	$(97)

Operating Activities. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world. Most contracts require payments as the projects progress. Additionally, certain projects receive advance payments from clients. A normal trend for these projects is to have higher cash balances during the initial phases of execution which then decline to equal project earnings at the end of the construction phase. As a result, our cash position is reduced as customer advances are worked off, unless they are replaced by advances on other projects.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost reimbursable versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Cash provided by operations totaled $256 million in 2019 as compared to net income of $209 million. The difference primarily results from net changes in working capital balances for projects as discussed below:

•
The $16 million unfavorable cash flow impact related to accounts receivable was primarily related to increased billing volume due to the ramp up of recently awarded cost-reimbursable projects in the Middle East and several new EPC projects in the U.S. within our ES business segment offset by strong collections on several projects in our GS business segment.

•
The $31 million unfavorable cash flow impact related to contract assets was largely attributable to higher activity on EPC projects in our ES business segment as well as increased volume in our TS business segment.

•
The $23 million favorable cash flow impact related to increased accounts payable on several projects in the U.S. and Middle East in our ES business segment as well as various projects in our TS business segment, offset by decreased volume as a U.S. project winds down in our GS business segment.

•
The $19 million favorable cash flow impact related to contract liabilities was primarily due to advances related to growth and ramp up of new EPC and services primarily in the U.S. in our ES business segment, offset by progress on several projects in our TS business segment.

•
We received distributions of earnings from our unconsolidated affiliates of $69 million and contributed $45 million to our pension funds in 2019. In addition, we collected $57 million from the U.S. Army in the private security matter contractor settlement, of which $44 million which was previously recorded in "Claims receivable" on our consolidated balance sheets.

Cash provided by operations totaled $165 million in 2018 as compared to net income of $310 million. The difference primarily results from the non-cash gain on consolidation of Aspire subcontracting entities of $108 million and net unfavorable changes of $123 million in working capital balances for projects as discussed below.

•
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

•
The $25 million favorable cash flow impact related to contract assets was primarily related to increases in contract assets related to various projects in our Technology and GS business segments, partially offset by decreases in contract assets in our ES business segment.

•
The $112 million favorable cash flow impact related to accounts payable was primarily related to an increase in accounts payable related to the consolidated Aspire Defence subcontracting entities subsequent to the date we obtained control and growth in our business on various other U.S. government projects. This increase was partially offset by decreases in accounts payable related to our ES and Technology business segments.

•
The $60 million unfavorable cash flow impact related to contract liabilities was primarily related to workoff on projects nearing completion within our ES business segment and partially offset with various projects in our GS business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $75 million and contributed $41 million to our pension funds in 2018.

Investing activities. Cash used in investing activities totaled $158 million in 2019 and was primarily due to investment in JKC. See Note 8 to our consolidated financial statements for discussion of the Ichthys Project and our investment contributions to JKC.

Cash used in investing activities totaled $491 million in 2018 and was primarily due to the acquisition of SGT and investment in JKC, partially offset by the incremental cash resulting from the consolidation of the Aspire subcontracting entities.

Financing activities. Cash used in financing activities totaled $133 million in 2019 and was primarily due to $70 million in payments on borrowings under our Senior Credit Facility and $46 million for dividend payments to common shareholders.

Cash provided by financing activities totaled $654 million in 2018 and primarily includes $1.1 billion in borrowings on Term Loans A and B, $350 million from issuance of Convertible Notes, $250 million from borrowings from revolving credit agreement and $22 million from proceeds from sale of warrants. These sources of cash were partially offset by $820 million of payments on borrowings, $62 million in purchase of note hedges, $57 million in debt issuance costs, $56 million to acquire the noncontrolling interest in the Aspire Defence subcontracting entities and the remaining 25% noncontrolling interest in one of our other joint ventures and $44 million for dividend payments to shareholders of our common stock. See Note 14 to our consolidated financial statements for further discussion of debt and credit facilities.

Future sources of cash. We believe that future sources of cash include cash flows from operations, cash derived from working capital management, and cash borrowings under our Senior Credit Facility.

Future uses of cash. We believe that future uses of cash include working capital requirements, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings under our Senior Credit Facility, share repurchases and strategic investments including acquisitions. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under leases and various other obligations, including potential litigation payments, as they arise.

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

JKC incurred substantial costs to complete the power plant under the fixed-price portion of the Ichthys LNG contract. JKC believes these costs are recoverable from the Consortium who abandoned their contractual obligation to complete the power plant as the original subcontractor. We have initiated arbitrations and other legal proceedings to recover these costs which may take several years to resolve. As a result, we funded JKC our proportionate share of the capital requirements to complete the power plant as these legal proceedings progress.

As of December 31, 2019, we have made investment contributions to JKC of approximately $484 million to fund our proportionate share of the project execution activities on an inception-to-date basis. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows. If we experience unfavorable outcomes associated with the various legal and commercial disputes, our total investment contributions could increase which could have a material adverse effect on our financial position and cash flows.

As of December 31, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We have recognized on our balance sheet a funding deficit of $277 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the year ended December 31, 2019 were $45 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis. The binding agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. We agreed to a new triennial agreement with the trustees of the U.K. pension plan in June 2019. The agreement calls for minimum annual contributions of £33 million ($43 million at current exchange rates) from 2019 through the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Credit Agreement and the Senior Credit Facility is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

On February 7, 2020, we amended our Senior Credit Facility to, among other things, reduce the applicable margins and commitment fees associated with the various borrowings under the facility. Simultaneous with the amendment, we used proceeds from the new facility to refinance our outstanding borrowings resulting in an amended Senior Credit Facility that is comprised of a $500 million Revolver, a $500 million PLOC, a $275 million Term Loan A and a $520 million Term Loan B. In addition, the amendment extended the maturity dates with respect to the Revolver and the Term Loan A to February 7, 2025 and Term Loan B to February 7, 2027, and amended certain other provisions including the financial covenants.

Convertible Senior Notes

On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes"). The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year, beginning on May 1, 2019. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. The indenture governing the Convertible Notes includes customary terms and covenants, including certain events of default after which the Convertible Notes may be due and payable immediately. Information relating to our Convertible Senior Notes is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In the ordinary course of business, we may enter into various arrangements providing financial or performance assurance to customers on behalf of certain consolidated and unconsolidated subsidiaries, joint ventures and other jointly executed contracts. Such off-balance sheet arrangements include letters of credit, surety bonds and corporate guarantees to support the creditworthiness or project execution commitments of these entities and typically have various expiration dates ranging from mechanical completion of the project being constructed to a period beyond completion in certain circumstances such as for warranties. We may also guarantee that a project, once completed, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential amount of future payments that we could be required to make under an outstanding performance arrangement is typically the remaining estimated cost of work to be performed by or on behalf of third parties. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete the project. If costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, subcontractors or vendors for claims.

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower.  These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of December 31, 2019, we had no material guarantees of the work or obligations of third parties recorded.

We have both committed and uncommitted lines of credit available to be used for letters of credit. Our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion of which $325 million had been utilized for outstanding letters of credit as of December 31, 2019. Information relating to our letters of credit is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Contractual obligations and commitments

Significant contractual obligations and commercial commitments as of December 31, 2019 are as follows:

	Payments Due
Dollars in millions	2020	2021	2022	2023	2024	Thereafter	Total
Debt obligations	$27	$27	$27	$477	$8	$716	$1,282
Interest (a)	68	66	64	52	40	13	303
Nonrecourse project finance debt	11	5	1	1	—	—	18
Operating leases	54	44	37	33	25	119	312
Pension funding obligation (b)	47	43	43	43	43	187	406
Purchase obligations (c)	30	17	13	8	2	2	72
Total (d)	$237	$202	$185	$614	$118	$1,037	$2,393

(a)
Determined based on long-term debt borrowings outstanding at the end of 2019 using the interest rates in effect for the individual borrowings as of December 31, 2019, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.

(b)
Included in our pension funding obligations are payments related to our agreement with the trustees of our U.K. pension plan. The agreement for this plan calls for minimum annual contributions of £33 million ($43 million at current exchange rates) from 2020 through the next valuation.

(c)
In the ordinary course of business, we enter into commitments to purchase software and related maintenance, materials, supplies and similar items. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support direct project costs on existing contracting arrangements with our customers. We expect to recover such obligations from our customers.

(d)
We have excluded uncertain tax positions totaling $97 million as of December 31, 2019. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 15 to our consolidated financial statements for further discussion on income taxes. Additionally, we have excluded our proportionate share of obligations totaling $158 million as of December 31, 2019 related to the Funding Deeds on the Ichthys LNG Project. The amounts funded to JKC by the client are subject to refund to the extent they remain unresolved at December 31, 2020. See Note 8 to our consolidated financial statements for further discussion.

Transactions with Joint Ventures

In the normal course of business, we form incorporated and unincorporated joint ventures to execute projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses. We recognize profit over time on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting. See Note 12 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 25 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in conformity with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the determination of financial positions, results of operations, cash flows and related disclosures. Our significant accounting policies are described in Note 1 to our consolidated financial statements. The following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements and to provide a better understanding of our significant accounting estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements. Significant accounting estimates are important to the representation of our financial position and results of operations and involve our most difficult, subjective or complex judgments. We base our estimates on historical experience and various other assumptions we believe to be reasonable according to the current facts and circumstances through the date of the issuance of our financial statements.

Contract Revenue. We adopted ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018, including the subsequent ASUs that amended and clarified the related guidance. Our policy on revenue recognition is provided in Note 1 to our consolidated financial statements for the year ended December 31, 2019. We recognize revenue on substantially all of our engineering, procurement and construction contracts and many of our services contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Contracts that include engineering, procurement and construction services are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, we recognized revenue when services are performed and contractually billable.

The cost-to-cost method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as weather, potential variances in schedule and the cost of materials, labor cost and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future cost as outlined in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings. Changes in total estimated contract costs and losses, if any, are recognized on a cumulative catch-up basis in the period in which the changes are identified at the contract level. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate.

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount we expect to be entitled and is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred. We recognize claims against suppliers and subcontractors as a reduction in recognized costs when enforceability is established by the contract and the amounts are reasonably estimated and probable of recovery. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or actual costs incurred. As of December 31, 2019 and 2018, we had recorded $978 million and $973 million, respectively, of claim revenue and subcontractor recoveries for costs incurred to date and such costs are included in the our estimates at completion. See Note 8 to our consolidated financial statements for our discussion on unapproved change orders and claims.

Purchase Price Allocation. We allocate the purchase price of an acquired business to the identifiable assets and liabilities of the acquiree based on estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset and are developed using widely accepted valuation techniques such as discounted cash flows. When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill Impairment Testing. Goodwill is tested annually for possible impairment, and on an interim basis when indicators of possible impairment exist such as negative financial performance, significant changes in legal factors or business climate and industry trend, among other things. For purposes of impairment testing, goodwill is assigned to the applicable reporting units based on our current reporting structure. We test for goodwill impairment at the reporting unit level as of October 1 of each fiscal year using a two-step process that involves comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair values of reporting units were determined using a combination of two methods, one utilizing market revenue and earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach).

For the 2019 annual goodwill impairment test under the market approach, we estimated fair value by applying earnings and revenue market multiples ranging from 8.03 to 15.51 times earnings and 0.56 to 2.22 times revenue.  Under the income approach, we estimated fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital reflecting current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, tax rates and future expected changes in operating margins and cash expenditures that are consistent with changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach in 2019 ranged from 10.1% to 11.6%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings and revenue multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

The fair value for a reporting unit in our ES business segment with goodwill of $94 million, exceeded its carrying value by 266% based on projected growth rates and other market inputs including the timing of significant, long-term project awards by its customers. The fair value of this reporting unit and the related underlying assumptions are sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. It is possible that changes in market conditions, revenue growth rates and profitability, and other assumptions used in estimating the fair value of this reporting unit could change, resulting in possible impairment of goodwill in the future. We determined that the fair value of our remaining reporting units substantially exceeded their respective carrying values.

Deferred Taxes, Valuation Allowances, and Tax Contingencies. As discussed in Note 15 to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized.  We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of the timing and character of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with ASC 740. Available evidence includes historical financial information supplemented by currently available information about future years.  Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment.   We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most recent twelve quarters, to be significant positive evidence that a valuation allowance may not be required. Changes in the amount, timing and character of our forecasted taxable income could have a significant impact of our ability to utilize deferred tax assets and related valuation allowance.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $824 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $432 million.  Changes in our forecasted taxable income, in the appropriate character and source as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

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

Legal, Investigation and Other Contingent Matters. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed our recorded liability by a material amount or if the loss is not reasonably estimable but is expected to be material to our financial statements. Generally, our estimates related to these matters are developed in consultation with internal and external legal counsel. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying assumptions and a range of possible outcomes. When possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified. All legal expenses associated with these matters are expensed as incurred. See Notes 16 and 17 to our consolidated financial statements for further discussion of our significant legal, investigation and other contingent matters.

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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 2.89% at December 31, 2019 from 3.98% at December 31, 2018. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 96% of all plans, decreased to 2.05% at December 31, 2019 from 2.90% at December 31, 2018. Our expected long-term rates of return on plan assets utilized at the measurement date increased to 6.09% from 6.01% for our U.S. pension plans and decreased to 5.09% from 5.20% for our U.K. pension plans, for the years ended December 31, 2019 and 2018, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2020		Pension Benefit Obligation at December 31, 2019
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$—	$2	$90
25-basis-point increase in discount rate	$—	$—	$(2)	$(86)
25-basis-point decrease in expected long-term rate of return	$—	$4	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(4)	N/A	N/A
Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 25 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized actuarial loss in accumulated other comprehensive loss at December 31, 2019 was $878 million, of which $25 million is expected to be recognized as a component of our expected 2020 pension expense compared to $18 million in 2019.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, changes in the legislative or regulatory environment, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations, or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension expense and expected return on plan assets are discussed in Note 13 in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial Market Risks. Cash and equivalents are deposited with major banks globally. Such deposits are placed with high quality institutions and the amounts invested in any single institution are limited to the extent possible in order to minimize concentration of counterparty credit risk. We invest excess cash and equivalents in short-term securities, primarily time deposits and money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and equivalents.

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to operations outside of the U.S. We attempt to limit exposure to foreign currency fluctuations in most of these contracts through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use derivative instruments such as foreign exchange forward contracts and options to hedge material exposures if forecasted foreign currency revenues and costs are not denominated in the same currency and if efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net gain of $4 million, and a net loss of $9 million and $11 million related to the impact of our hedging activities associated with our operating exposures in "Other non-operating income (loss)" on our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.

We also use derivative instruments to hedge foreign currency risk related to monetary assets and liabilities denominated in non-functional currencies on our consolidated balance sheets. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information see Note 23 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under our Senior Credit Facility. We had no borrowings outstanding under the revolving credit facility and $932 million under the term loan portions of our Senior Credit Facility as of December 31, 2019.   Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 14 to our consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount.  On October 10, 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in October 2022. The swap agreements were designated as a cash flow hedge at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $21 million as of December 31, 2019.

At December 31, 2019, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $432 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the year ended December 31, 2019 was 5.29%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors KBR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenues as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of variable consideration and estimated costs at completion for long-term, fixed-price construction contracts
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company recognizes revenue over time for substantially all construction contracts. The Company estimates variable consideration and includes such amounts in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company measures progress toward completion using the cost-to-cost method, which measures progress as the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimated costs at completion (EAC). In estimating the transaction price, judgments are required to determine the amount of consideration for index-based price adjustments and claims against customers. In estimating the measure of progress, judgments are required to determine the estimated amount of costs to complete contracts in progress, including costs for subcontractor commitments and contingencies, as well as probable recoveries from claims against suppliers and subcontractors.
We identified the evaluation of variable consideration and EACs for long-term, fixed-price construction contracts as a critical audit matter. Evaluating the estimated amounts expected to be recovered from claims against customers, suppliers, and subcontractors required auditor judgment because the amounts are in dispute and the ultimate resolution of claims is uncertain. Evaluating the amount of consideration for index-based price adjustments involves auditor judgment given the variability and uncertainty associated with changes in the index. Evaluating the EAC for contracts in progress involves auditor judgment given the variability and uncertainty associated with estimating costs, including subcontractor commitments and contingencies, to be incurred over a long-term contract period.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for estimating (1) costs to complete long-term, fixed-price contracts in progress, including costs for subcontractor commitments and contingencies, as well as probable recoveries from claims against suppliers and subcontractors, (2) amounts expected to be recovered from claims against customers, and (3) index-based price adjustments. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We assessed the Company’s entitlement to and probable recovery from certain claims against customers, suppliers, and subcontractors by inspecting correspondence obtained from the Company’s external legal counsel. We involved professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated probable recovery for certain claims against customers, suppliers, and subcontractors by comparing the Company’s estimate against our independently developed range of probable recoveries. We evaluated the amount of consideration estimated for index-based price adjustments by comparing assumptions for the index to published data. We evaluated the EAC by (1) obtaining and inspecting contractual documents with customers and subcontractors, (2) interviewing project personnel to gain an understanding of the status of project activities, and (3) obtaining and analyzing underlying documentation for a selection of costs in the EAC, including subcontractor commitments and contingencies.
Evaluation of the realizability of foreign tax credit carryforwards
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company had $255 million of foreign tax credit carryforwards recorded as deferred tax assets as of December 31, 2019. The Company evaluates its ability to utilize foreign tax credit carryforwards by forecasting taxable foreign sourced income in the carryforward period and has determined there is a greater than 50% likelihood that a portion of these foreign tax credit carryforwards will be used prior to their expiration dates. A valuation allowance is recorded against the remaining amount of foreign tax credit carryforwards expected to expire unutilized. Changes in the Company’s forecasted amount and timing of foreign sourced income and tax elections could have a significant impact on the Company’s ability to utilize these carryforwards and the related valuation allowance.
We identified the evaluation of the realizability of foreign tax credit carryforwards as a critical audit matter. Applying and evaluating the results of our procedures required a high degree of auditor judgment related to forecasted amounts and timing of foreign sourced income as the valuation allowance is sensitive to changes in these assumptions. Additionally, specialized skills are necessary to evaluate tax elections.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for evaluating the realizability of foreign tax credit carryforwards, including controls related to (1) the development of the forecasted taxable foreign sourced income, and (2) tax elections. To assess the Company’s ability to estimate taxable foreign sourced income, we compared the Company’s previous forecasts to actual results. We performed sensitivity analyses over the amount and timing of forecasted taxable foreign sourced income to assess the impact on utilization of foreign tax credit carryforwards prior to expiration. In addition, we involved federal and international income tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations applied to derive taxable foreign sourced income.
Assessment of the carrying value of goodwill within a reporting unit in the Energy Solutions business segment and a reporting unit in the Government Solutions business segment
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company’s goodwill balance at December 31, 2019 was $1,265 million, of which $94 million and $889 million related to reporting units within the Energy Solutions and Government Solutions business segments, respectively. The Company performs goodwill impairment testing on an annual basis and whenever indicators of potential impairment exist. The estimated fair values of reporting units are determined based on internal forecasts of revenues and margins for each reporting unit over a specified period. No impairment was recorded for the year ended December 31, 2019.

We identified the assessment of the carrying value of goodwill for a reporting unit within the Energy Solutions business segment and a reporting unit within the Government Solutions business segment as a critical audit matter. A high degree of auditor judgment was required to evaluate forecasted revenue and margins as the reporting unit fair values are sensitive to changes in these assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to development of forecasted revenue and margins. We compared the forecasted revenue and margins to (1) historical operating results, (2) remaining uncompleted performance obligations, and (3) public information available for specific customers’ intent to pursue certain projects. We performed sensitivity analyses over forecasted revenue and margins to assess their impact on the Company’s determination of the fair value of the reporting units. To assess the Company’s ability to estimate reporting unit revenues and margins, we compared the Company’s historical cash flow forecasts to actual results. We tested the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company.
/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Houston, Texas
February 24, 2020

KBR, Inc.
Consolidated Statements of Operations and Comprehensive Income
(In millions, except for per share data)

	Years ended December 31,
	2019	2018	2017

Revenues	$5,639	$4,913	$4,171
Cost of revenues	(4,986)	(4,329)	(3,732)
Gross profit	653	584	439
Equity in earnings of unconsolidated affiliates	35	79	70
Selling, general and administrative expenses	(341)	(294)	(244)
Acquisition and integration related costs	(2)	(7)	—
Asset impairment and restructuring charges	—	—	(6)
(Gain) loss on disposition of assets	17	(2)	5
Gain on consolidation of Aspire subcontracting entities	—	108	—
Operating income	362	468	264
Interest expense	(99)	(66)	(21)
Other non-operating income (loss)	5	(6)	4
Income before income taxes and noncontrolling interests	268	396	247
(Provision) benefit for income taxes	(59)	(86)	193
Net income	209	310	440
Net income attributable to noncontrolling interests	(7)	(29)	(8)
Net income attributable to KBR	$202	$281	$432
Net income attributable to KBR per share:
Basic	$1.42	$1.99	$3.05
Diluted	$1.41	$1.99	$3.05
Basic weighted average common shares outstanding	141	140	141
Diluted weighted average common shares outstanding	142	141	141
Cash dividends declared per share	$0.32	$0.32	$0.32

Net income	$209	$310	$440
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of taxes of $1, $(2) and $6	(11)	(45)	2
Pension and post-retirement benefits, net of taxes of $11, $(14) and $(27)	(62)	68	125
Changes in fair value of derivatives, net of taxes of $2, $3 and $0	(4)	(11)	—
Total other comprehensive income (loss)	(77)	12	127
Comprehensive income	132	322	567
Less: Comprehensive income attributable to noncontrolling interests	(7)	(29)	(7)
Comprehensive income attributable to KBR	$125	$293	$560
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2019	2018

Assets
Current assets:
Cash and equivalents	$712	$739
Accounts receivable, net of allowance for doubtful accounts of $14 and $9	938	927
Contract assets	215	185
Other current assets	146	108
Total current assets	2,011	1,959
Claims receivable	59	98
Property, plant, and equipment, net of accumulated depreciation of $386 and $355 (including net PPE of $29 and $35 owned by a variable interest entity)	130	121
Operating lease right-of-use assets	175	—
Goodwill	1,265	1,265
Intangible assets, net of accumulated amortization of $184 and $151	495	516
Equity in and advances to unconsolidated affiliates	850	724
Deferred income taxes	236	222
Other assets	143	147
Total assets	$5,364	$5,052
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$572	$546
Contract liabilities	484	463
Accrued salaries, wages and benefits	209	221
Nonrecourse project debt	11	10
Operating lease liabilities	39	—
Other current liabilities	186	179
Total current liabilities	1,501	1,419
Pension obligations	277	250
Employee compensation and benefits	115	109
Income tax payable	92	84
Deferred income taxes	16	27
Nonrecourse project debt	7	17
Long term debt	1,183	1,226
Operating lease liabilities	192	—
Other liabilities	124	202
Total liabilities	3,507	3,334
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 178,330,201 and 177,383,302 shares issued, and 141,819,148 and 140,900,032 shares outstanding, respectively	—	—
PIC	2,206	2,190
Retained earnings	1,441	1,235
Treasury stock, 36,511,053 shares and 36,483,270 shares, at cost, respectively	(817)	(817)
AOCL	(987)	(910)
Total KBR shareholders’ equity	1,843	1,698
Noncontrolling interests	14	20
Total shareholders’ equity	1,857	1,718
Total liabilities and shareholders’ equity	$5,364	$5,052
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

	December 31,
	2019	2018	2017

Balance at January 1,	$1,718	$1,197	$725
Cumulative effect of change in accounting policies, net of tax (Note 1)	50	144	—
Adjusted balance at January 1, 2018	1,768	1,341	725
Acquisition of noncontrolling interest	—	69	(8)
Share-based compensation	12	10	12
Tax benefit increase related to share-based plans	—	1	—
Common stock issued upon exercise of stock options	5	2	—
Dividends declared to shareholders	(46)	(44)	(45)
Repurchases of common stock	(4)	(3)	(53)
Issuance of employee stock purchase plan ("ESPP") shares	3	3	3
Issuance of convertible debt	—	18	—
Investments by noncontrolling interests	1	—	1
Distributions to noncontrolling interests	(14)	(3)	(4)
Other noncontrolling interests activity	—	2	(1)
Comprehensive income	132	322	567
Balance at December 31,	$1,857	$1,718	$1,197
See accompanying notes to consolidated financial statements.

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$209	$310	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	63	48
Equity in earnings of unconsolidated affiliates	(35)	(79)	(70)
Deferred income tax (benefit) expense	(14)	26	(322)
Loss (gain) on disposition of assets	(17)	2	(5)
Gain on consolidation of Aspire subcontracting entities	—	(108)	—
Other	34	24	29
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for doubtful accounts	(16)	(203)	92
Contract assets	(31)	25	40
Claims receivable	39	3	430
Accounts payable	23	112	(193)
Contract liabilities	19	(60)	(198)
Accrued salaries, wages and benefits	(9)	11	14
Payments from (advances to) unconsolidated affiliates, net	10	12	11
Distributions of earnings from unconsolidated affiliates	69	75	62
Pension funding	(45)	(41)	(37)
Other assets and liabilities	(84)	(7)	(148)
Total cash flows provided by operating activities	256	165	193
Cash flows from investing activities:
Purchases of property, plant and equipment	(20)	(17)	(8)
Investments in equity method joint ventures	(146)	(344)	—
Proceeds from sale of assets or investments	9	25	2
Acquisitions of businesses, net of cash acquired	—	(354)	(4)
Adjustments to cash due to consolidation of Aspire entities	—	197	—
Other	(1)	2	(2)
Total cash flows used in investing activities	$(158)	$(491)	$(12)

KBR, Inc. Consolidated Statements of Cash Flows (In millions)

	Years ended December 31,
	2019	2018	2017

Cash flows from financing activities:
Payments to reacquire common stock	(4)	(3)	(53)
Acquisition of remaining ownership interest in joint ventures	—	(56)	—
Investments from noncontrolling interests	1	—	1
Distributions to noncontrolling interests	(14)	(3)	(4)
Payments of dividends to shareholders	(46)	(44)	(45)
Proceeds from sale of warrants	—	22	—
Purchase of note hedges	—	(62)	—
Issuance of convertible notes	—	350	—
Net proceeds from issuance of common stock	5	2	—
Excess tax benefits from share-based compensation	—	1	—
Borrowings on revolving credit agreement	—	250	—
Borrowings on long term debt	—	1,075	—
Payments on revolving credit agreement	—	(720)	(180)
Payments on short-term and long-term borrowings	(70)	(100)	(9)
Debt issuance costs	—	(57)	—
Other	(5)	(1)	—
Total cash flows provided (used) by financing activities	(133)	654	(290)
Effect of exchange rate changes on cash	8	(28)	12
Increase (decrease) in cash and equivalents	(27)	300	(97)
Cash and equivalents at beginning of period	739	439	536
Cash and equivalents at end of period	$712	$739	$439
Supplemental disclosure of cash flows information:
Cash paid for interest	$80	$52	$21
Cash paid for income taxes (net of refunds)	$54	$21	$144
Noncash investing activities
Acquisition of technology licensing rights	$—	$16	$—
Noncash financing activities
Dividends declared	$11	$11	$11
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 12 to our consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in our consolidated statements of operations, consolidated balance sheets and the consolidated statements of cash flows. We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.

We have elected to classify certain indirect costs incurred as overhead (included in "Cost of revenues") or general administrative expenses for U.S. GAAP reporting purposes in the same manner as such costs are defined in our disclosure statements under CAS. Effective January 1, 2019, we established a new CAS structure and revised our disclosure statements accordingly to reflect the related cost accounting practice changes. Consequently, for the years ended December 31, 2018 and 2017, $128 million and $97 million, respectively, was reclassified from "Cost of revenues" to "Selling, general and administrative expenses" on our consolidated statement of operations.

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
Dollars in millions	As Reported	As Previously Reported	As Reported	As Previously Reported
Statement of Operations
Cost of revenues	$(4,329)	$(4,457)	$(3,732)	$(3,829)
Selling, general and administrative expenses	(294)	(166)	(244)	(147)

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

See Note 2 to our consolidated financial statements for further discussion on our segments. We have presented our segment results reflecting these changes for all periods presented. In conjunction with the change in segments, we evaluated goodwill associated with each of our reporting units using Level 3 fair value inputs, and no impairment indicators were identified.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•	project revenues, costs and profits on engineering and construction contracts, including recognition of estimated losses on uncompleted contracts

•	award fees, costs and profits on government services contracts

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others

•	provisions for income taxes and related valuation allowances and tax uncertainties

•	recoverability of goodwill

•	recoverability of other intangibles and long-lived assets and related estimated lives

•	recoverability of equity method investments

•	valuation of pension obligations and pension assets

•	accruals for estimated liabilities, including litigation accruals

•	consolidation of VIEs

•	valuation of share-based compensation

•	valuation of assets and liabilities acquired in business combinations

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

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers on January, 1, 2018. Our financial results for reporting periods beginning January 1, 2018 are presented under the new accounting standard, while financial results for prior periods will continue to be reported in accordance with our historical accounting policy.

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

Engineering and Construction Contracts

We recognize revenue over time, as performance obligations are satisfied, for substantially all of our engineering and construction contracts due to the continuous transfer of control to the customer. For most of our engineering and construction contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability and are therefore accounted for as single performance obligations. We recognize revenue using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs. This method is the most accurate measure of our contract performance because it directly measures the value of the goods and services transferred to the customer.

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

The payment terms of our engineering and construction contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. The advance payment generally is not considered to contain a significant financing component as we expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Variable Consideration

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount to which we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us.

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

Contract Estimates and Modifications

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex and subject to many variables and requires significant judgment. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our contract-related estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and the EAC. As part of this process, management reviews information including, but not limited to, outstanding contract matters, progress towards completion, program schedule and the associated changes in estimates of revenues and costs. Management must make assumptions and estimates regarding the availability and productivity of labor, the complexity of the work to be performed, the availability and cost of materials, the performance of subcontractors and the availability and timing of funding from the customer, along with other risks inherent in performing services under all contracts where we recognize revenue over time using the cost-to-cost method.

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

In 2018, we entered into a factoring agreement to sell certain receivables to unrelated third-party financial institutions. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivable to the purchaser. Our factoring agreement does not allow for recourse in the event of uncollectibility, and we do not retain any controlling interest in the underlying accounts receivable once sold. We derecognized $14 million of accounts receivable as of December 31, 2018 under this factoring agreement. The fees associated with sale of receivables under this agreement were not material in 2018. No receivables were factored in 2019.

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

Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with ASC 350 - Intangibles - Goodwill and Other, goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on our reporting structure. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of goodwill impairment. The second step compares the implied fair value of the reporting unit goodwill to the carrying value of the reporting unit goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination. We completed our annual goodwill impairment test in the fourth quarter of 2019 and determined that none of the goodwill was impaired. See Note 11 to our consolidated financial statements for reported goodwill in each of our segments.
We had intangible assets with net carrying values of $495 million and $516 million as of December 31, 2019 and 2018, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. As of December 31, 2019, none of our intangible assets with indefinite lives were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 11 to our consolidated financial statements for further discussion of our intangible assets.

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

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

Joint Ventures and VIEs

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

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer and are generally dissolved upon completion of the project or program. Many of our long-term, engineering and construction projects are executed through such joint ventures. Although the joint ventures in which we participate own and hold contracts with the customers, the services required by the contracts are typically performed by the joint venture partners, or by other subcontractors under subcontracts with the joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as PFIs, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset after construction is complete. The assets of joint ventures are restricted for use to the obligations of the particular joint venture and are not available for our general operations.

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

Deconsolidation of a Subsidiary

We account for a gain or loss on deconsolidation of a subsidiary or derecognition of a group of assets in accordance with ASC 810-10-40-5. We measure the gain or loss as the difference between (a) the aggregate of fair value of any consideration received, the fair value of any retained noncontrolling investment and the carrying amount of any noncontrolling interest in the former subsidiary at the date the subsidiary is deconsolidated and (b) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets.

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

We recognize the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following tables present summarized data related to our transactions with U.S. and U.K governmental agencies.

Revenues from major customers:
	Years ended December 31,
Dollars in millions	2019	2018	2017
U.S. government	$3,014	$2,610	$1,914
U.K. government	$659	$622	$66

Percentages of revenues and accounts receivable from major customers:
	Years ended December 31,
	2019	2018	2017
U.S. government revenues percentage	53%	53%	46%
U.S. government receivables percentage	52%	57%	32%
U.K. government revenues percentage	12%	13%	2%
U.K. government receivables percentage	5%	4%	1%

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

Additional Balance Sheet Information

Other Current Assets. The components of "Other current assets" on our consolidated balance sheets as of December 31, 2019 and 2018 are presented below:

	December 31,
Dollars in millions	2019	2018
Prepaid expenses	$65	$49
Value-added tax receivable	37	29
Advances to subcontractors	20	5
Other miscellaneous assets	24	25
Total other current assets	$146	$108

Other Assets. Included in "Other assets" on our consolidated balance sheets as of December 31, 2019 and 2018 is noncurrent refundable income taxes of $98 million and $98 million, respectively, related to various tax refunds subject to ongoing audits with certain tax jurisdictions.

Other Current Liabilities. The components of "Other current liabilities" on our consolidated balance sheets as of December 31, 2019 and 2018 are presented below:

	December 31,
Dollars in millions	2019	2018
Current maturities of long-term debt	$27	$22
Reserve for estimated losses on uncompleted contracts	10	6
Retainage payable	41	33
Income taxes payable	25	30
Value-added tax payable	36	33
Dividend payable	11	11
Other miscellaneous liabilities	36	44
Total other current liabilities	$186	$179

Other Liabilities . "Other liabilities" on our consolidated balance sheet as of December 31, 2018 included deferred rent primarily related to real-estate leases as well as the unamortized portion of a deferred gain related to a 2012 sale-leaseback real-estate transaction totaling $92 million. See "Impact of Adoption of New Accounting Standards" for further discussion.

Impact of Adoption of New Accounting Standards

Lease Accounting

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

The most significant effects of the new standard on our consolidated financial statements are the recognition of new operating lease right-of-use ("ROU") assets and operating lease liabilities on our consolidated balance sheet for operating leases as well as significant new disclosures about our leasing activities as further discussed in Note 18. On January 1, 2019, we recorded “Operating lease liabilities” of approximately $253 million based on the present value of the remaining lease payments over the lease term. Additionally, we reclassified current and noncurrent deferred rent of $68 million associated with straight-line accounting and tenant incentives related to existing real estate leases against the initial "Operating lease right-of-use assets" as of January 1, 2019. The adoption of the new standard did not have a material impact on our results of operations or cash flows.

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

Revenue Recognition

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

•	We availed ourselves of the SEC Exemption under ASU 2017-13 to defer the application of ASC 606 to most of our unconsolidated joint ventures for one year.

Impact of 606 Adoption

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of January 1, 2018 as follows:

	Balance at	Adjustments Due to	Balance at
Dollars in millions	December 31, 2017	ASC 606	January 1, 2018
Assets
Accounts receivable	$510	$157	$667
Contract assets	383	(191)	192
Other current assets	93	5	98
Equity in and advances to unconsolidated affiliates	365	87	452
Deferred income taxes	300	(6)	294
Other assets	124	1	125

Liabilities
Contract liabilities	368	9	377
Deferred income from unconsolidated affiliates	101	(101)	—
Other liabilities	171	1	172

Equity
Retained Earnings	854	144	998

The impact of adoption on our consolidated statement of operations, balance sheet and cash flows for the period ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Statement of Operations
Revenues	$4,913	$4,904	$9
Cost of revenues	(4,329)	(4,328)	1
Equity in earnings of unconsolidated affiliates	79	75	4
Income before income taxes and noncontrolling interests	396	384	12
Provision for income taxes	(86)	(85)	1
Net income	310	300	10

EPS
Basic	$1.99	$1.92	$0.07
Diluted	$1.99	$1.91	$0.08

	As of December 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable	$927	$594	$333
Contract assets	185	496	(311)
Other current assets	108	103	5
Equity in and advances to unconsolidated affiliates	724	716	8
Deferred income taxes	222	229	(7)
Other assets	147	143	4

Liabilities
Contract liabilities	463	479	(16)
Deferred income taxes	27	28	(1)
Deferred income from unconsolidated affiliates	—	95	(95)
Other liabilities	202	202	—

Equity
Retained earnings	1,235	1,080	155
Accumulated other comprehensive loss	(910)	(899)	(11)

	Year Ended December 31, 2018
	As	Balances Without	Effect of Change
Dollars in millions	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Net income	$310	$300	$10
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated affiliates	(79)	(75)	(4)
Deferred income tax (benefit) expense	26	25	1

Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowances for doubtful accounts	(203)	130	(333)
Contract assets	25	(286)	311
Contract liabilities	(60)	(77)	17
Other assets and liabilities	(7)	(5)	(2)
Total cash flows used in operating activities	165	165	—

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

The impacts of adoption on our balance sheet as of January 1, 2018 were primarily related to reclassification of amounts between "Accounts receivable, net of allowance for doubtful accounts" and "Contract assets" based on whether an unconditional right to consideration has been established or not, and the deferral of costs incurred and payments received to fulfill a contract, which were previously recorded in income in the period incurred or received but under the new standard will generally be capitalized and amortized over the period of contract performance.

In connection with the consolidation of certain previously unconsolidated VIEs associated with the Aspire Defence project in the first quarter of 2018, we elected to adopt ASC 606 for each of the remaining unconsolidated Aspire Defence contracting entities effective January 1, 2018. As a result of the adoption by the Aspire Defence contracting entities, we identified multiple performance obligations associated with the project deliverables that were previously accounted for as a single deliverable under its contract with the MoD. In addition to the above impacts of adoption on revenue and gross margin, the cumulative effect of the adoption by Aspire Defence contracting entities resulted in sufficient additional income that had been previously recorded as "Deferred income from unconsolidated affiliates" on our consolidated balance sheets in the amount of $101 million, which was reversed and included in the cumulative effect adjustment. Also, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence contracting entities. We deferred the application of ASC 606 to our remaining unconsolidated joint ventures until January 1, 2019.

Effective January 1, 2019, we adopted ASU No. 2017-13, Revenue from Contracts with Customers (Topic 606) for our remaining unconsolidated affiliates, using the modified retrospective approach, except for unconsolidated VIEs associated with the Aspire Defence project for which we adopted ASC Topic 606 on January 1, 2018. We recognized the cumulative effect of initially applying ASC Topic 606 for our unconsolidated affiliates as an adjustment to our assets and retained earnings in the balance sheet as of January 1, 2019, as follows:

	Balance at	Adjustments Due to	Balance at
Dollars in millions	December 31, 2018	ASC 606	January 1, 2019
Assets
Equity in and advances to unconsolidated affiliates	$724	$29	$753

Shareholders' equity
Retained Earnings	1,235	29	1,264

Other Standards

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

We are organized into three core business segments, Government Solutions, Technology Solutions, and Energy Solutions,
and two non-core business segments as described below:

Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR covers the full spectrum from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our acquisitions as described in Note 4 to our consolidated financial statements have been fully integrated with our existing operations.
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
Energy Solutions. Our ES business segment provides full life-cycle support solutions across the upstream, midstream and downstream hydrocarbons markets. We provide comprehensive project and program delivery capabilities as well as engineering services front-end consulting and feasibility studies, sustaining capital construction, turnarounds, maintenance services, and more. Our key capabilities leverage our operational and technical excellence as a global provider of EPC and high-impact consulting and engineering services for onshore oil and gas; LNG/GTL; oil refining; petrochemicals; chemicals; fertilizers; offshore oil and gas; and floating solutions.
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
Effective for the quarter ended September 30, 2019, we reported the results of joint venture operations related to a project in Latin America within our Non-strategic Business segment. The reclassification results from our decision during the quarter to wind down the operating activities of the joint venture and exit the business. Equity in earnings of unconsolidated affiliates related to this joint venture were previously reported in our Energy Solutions business segment and were losses of $13 million and $3 million for the years ended December 31, 2019 and 2018, respectively.
Other. Our Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
The following table presents revenues, gross profit (loss), equity in earnings of unconsolidated affiliates, selling, general and administrative expenses, acquisition and integration related costs, gain on disposition of assets, gain on consolidation of Aspire entities and operating income (loss) by reporting segment.

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2019	2018	2017
Revenues:
Government Solutions	$3,925	$3,457	$2,193
Technology Solutions	374	297	269
Energy Solutions	1,339	1,157	1,671
Subtotal	5,638	4,911	4,133
Non-strategic Business	1	2	38
Total	$5,639	$4,913	$4,171
Gross profit (loss):
Government Solutions	$430	$350	$188
Technology Solutions	118	106	98
Energy Solutions	100	134	153
Subtotal	648	590	439
Non-strategic Business	5	(6)	—
Total	$653	$584	$439
Equity in earnings of unconsolidated affiliates:
Government Solutions	$29	$32	$43
Technology Solutions	—	—	—
Energy Solutions	19	50	27
Subtotal	48	82	70
Non-strategic Business	(13)	(3)	—
Total	$35	$79	$70
Selling, general and administrative expenses:
Government Solutions	$(134)	(109)	(57)
Technology Solutions	(28)	(24)	(25)
Energy Solutions	(63)	(64)	(68)
Other	(116)	(97)	(94)
Subtotal	(341)	(294)	(244)
Non-strategic Business	—	—	—
Total	$(341)	(294)	(244)
Acquisition and integration related costs:
Government Solutions	$(2)	(7)	—
Technology Solutions	—	—	—
Energy Solutions	—	—	—
Other	—	—	—
Subtotal	(2)	(7)	—
Non-strategic Business	—	—	—
Total	$(2)	(7)	—
Asset impairment and restructuring charges
Government Solutions	$—	$—	$—
Technology Solutions	—	—	—
Energy Solutions	—	—	(6)
Other	—	—	—
Subtotal	—	—	(6)
Non-strategic Business	—	—	—
Total	$—	$—	$(6)

	Years ended December 31,
Dollars in millions	2019	2018	2017
Gain (loss) on disposition of assets:
Government Solutions	12	4	—
Technology Solutions	—	—	—
Energy Solutions	—	(2)	5
Other	5	(4)	—
Subtotal	17	(2)	5
Non-strategic Business	—	—	—
Total	17	(2)	5
Gain on consolidation of Aspire entities:
Government Solutions	—	113	—
Technology Solutions	—	—	—
Energy Solutions	—	—	—
Other	—	(5)	—
Subtotal	—	108	—
Non-strategic Business	—	—	—
Total	—	108	—
Segment operating income (loss):
Government Solutions	$335	$383	$173
Technology Solutions	90	82	73
Energy Solutions	56	118	111
Other	(111)	(106)	(93)
Subtotal	370	477	264
Non-strategic Business	(8)	(9)	—
Total	$362	$468	$264

	Years ended December 31,
Dollars in millions	2019	2018	2017
Capital expenditures:
Government Solutions	$7	$11	$4
Technology Solutions	1	—	—
Energy Solutions	3	1	2
Other	9	5	2
Subtotal	20	17	8
Non-strategic Business	—	—	—
Total	$20	$17	$8
Depreciation and amortization:
Government Solutions	$58	$42	$27
Technology Solutions	6	3	3
Energy Solutions	21	10	10
Other	19	8	8
Subtotal	104	63	48
Non-strategic Business	—	—	—
Total	$104	$63	$48

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

Changes in project-related estimates by business segment, which significantly impacted operating income during the periods presented, are as follows:

Energy Solutions

We recognized changes to equity earnings as a result of various changes to estimates on the Ichthys LNG Project during the years ended December 31, 2018 and 2017. See Note 8 for a discussion of the matters impacting this project. We also recognized a favorable change in estimated revenues and net income associated with variable consideration recognized as a result of successful completion and performance testing of a major ES project during the year ended December 31, 2018.

During the year ended December 31, 2017, the PEMEX and PEP arbitration was settled (see Note 17 to our consolidated financial statements) which resulted in additional revenues and gross profit of $35 million during the year ended December 31, 2017.

Balance Sheet Information by Reportable Segment

Assets specific to business segments include receivables, contract assets, other current assets, claims and accounts receivable, certain identified property, plant and equipment, equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the business segments and are therefore reported in "Other."

	December 31,
Dollars in millions	2019	2018
Total assets:
Government Solutions	$2,749	$2,804
Technology Solutions	222	204
Energy Solutions	1,497	1,271
Other	889	746
Subtotal	5,357	5,025
Non-strategic Business	7	27
Total	$5,364	$5,052
Goodwill (Note 11):
Government Solutions	$978	$977
Technology Solutions	50	51
Energy Solutions	237	237
Other	—	—
Subtotal	1,265	1,265
Non-strategic Business	—	—
Total	$1,265	$1,265
Equity in and advances to related companies (Note 12):
Government Solutions	$151	$114
Technology Solutions	—	—
Energy Solutions	699	610
Other	—	—
Subtotal	850	724
Non-strategic Business	—	—
Total	$850	$724

Selected Geographic Information

Revenues by country are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2019	2018	2017
Revenues:
United States	$2,705	$2,260	$1,986
Middle East	1,027	884	836
Europe	1,058	989	480
Australia	288	329	334
Canada	39	21	224
Africa	197	133	121
Asia	214	190	125
Other countries	111	107	65
Total	$5,639	$4,913	$4,171

	December 31,
Dollars in millions	2019	2018
Property, plant & equipment, net:
United States	$50	$51
United Kingdom	44	50
Other	36	20
Total	$130	$121

Note 3. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line was as follows:

	Year Ended
	December 31,
Dollars in millions	2019	2018
Government Solutions
Space and Mission Solutions	$874	$651
Engineering	1,158	1,141
Logistics	1,893	1,665
Subtotal	3,925	3,457

Technology Solutions	374	297

Energy Solutions
EPC Delivery Solutions	438	432
Services and Consulting	901	725
Subtotal	1,339	1,157

Non-strategic business	1	2

Total net revenue	$5,639	$4,913

Government Solutions revenue earned from key U.S. Government customers including U.S. DoD agencies and NASA was $3.0 billion and $2.6 billion for the years ended December 31, 2019 and 2018, respectively. Government Solutions revenue earned from non-U.S. Government customers including the U.K. MoD, the Australian Defence Force and others was $911 million and $847 million for the years ended December 31, 2019 and 2018, respectively.

Revenue by geographic destination was as follows:

	Year Ended December 31, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$2,110	$38	$556	$1	$2,705
Middle East	795	15	217	—	1,027
Europe	796	71	191	—	1,058
Australia	93	1	194	—	288
Canada	1	1	37	—	39
Africa	76	31	90	—	197
Asia	—	211	3	—	214
Other countries	54	6	51	—	111
Total net revenue	$3,925	$374	$1,339	$1	$5,639

	Year Ended December 31, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,767	$22	$469	$2	$2,260
Middle East	735	14	135	—	884
Europe	766	50	173	—	989
Australia	60	1	268	—	329
Canada	1	2	18	—	21
Africa	77	25	31	—	133
Asia	—	177	13	—	190
Other countries	51	6	50	—	107
Total net revenue	$3,457	$297	$1,157	$2	$4,913

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended December 31, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$1,111	$367	$240	$1	$1,719
Cost Reimbursable	2,814	7	1,099	—	3,920
Total net revenue	$3,925	$374	$1,339	$1	$5,639

	Year Ended December 31, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$1,031	$288	$187	$2	$1,508
Cost Reimbursable	2,426	9	970	—	3,405
Total net revenue	$3,457	$297	$1,157	$2	$4,913

We recognized revenue of $15 million from performance obligations satisfied in previous periods for the year ended December 31, 2019.

On December 31, 2019, we had $11.4 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 34% of our remaining performance obligations as revenue within one year, 33% in years two through five, and 33% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of December 31, 2019.

Note 4. Acquisitions and Dispositions

Stinger Ghaffarian Technologies Acquisition

On April 25, 2018, we acquired 100% of the outstanding stock of SGT. SGT is a leading provider of high-value engineering, mission operations, scientific and IT software solutions in the government services market. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The acquisition is reported within our GS business segment. Aggregate base consideration for the acquisition was $355 million, plus $10 million of working capital and other purchase price adjustments set forth in the purchase agreement. We recognized goodwill of $257 million arising from the acquisition. We recognized direct, incremental costs related to this acquisition of $2 million and $4 million during the years ended December 31,

2019 and 2018, respectively. These costs are included in "Acquisition and integration related costs" on the consolidated statements of operations.

The acquired SGT business contributed $481 million and $342 million of revenues, and $47 million and $31 million of gross profit during the years ended December 31, 2019 and 2018, respectively.

Aspire Defence Subcontracting Joint Ventures

Effective January 15, 2018, as a result of our joint venture partner's compulsory liquidation, we assumed operational control of and began consolidating the Aspire Defence subcontracting entities in our consolidated financial statements. We accounted for these transactions under the acquisition method of accounting for business combinations and recognized a gain of approximately $108 million included in "Gain on consolidation of Aspire subcontracting entities" as a result of remeasuring our equity interests in each of the subcontracting entities to fair value. We also recognized goodwill of approximately $42 million.

We subsequently completed the purchase of our partner's interests in the subcontracting entities on April 18, 2018 for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in ownership interests as an equity transaction. The difference between the noncontrolling interests of $119 million in the subcontracting entities at the date of acquisition and the cash consideration paid to our partner was recognized as a net increase to "PIC" of $69 million. We incurred $1 million of acquisition-related costs for the year ended December 31, 2018, which were recorded in "Acquisition and integration related costs" on our consolidated statements of operations. No acquisition-related costs were recorded for the year ended December 31, 2019.

The results of operations of the subcontracting entities have been included in our consolidated statements of operations for periods subsequent to assuming control on January 15, 2018. The acquired subcontracting entities contributed $535 million and $533 million of revenues and $71 million and $61 million of gross profit during the years ended December 31, 2019 and 2018, respectively.

The following supplemental pro forma condensed consolidated results of operations assume that SGT and the Aspire Defence subcontracting entities had been acquired as of January 1, 2017. The supplemental pro forma information was prepared based on the historical financial information of SGT and the Aspire Defence subcontracting entities and has been adjusted to give effect to pro forma adjustments that are both directly attributable to the transaction and factually supportable. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisitions and the reclassification of the gain on consolidation of the Aspire entities to January 1, 2017. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2017, nor is it indicative of future results of operations.

	Year ended December 31,
Dollars in millions	2018	2017
	(Unaudited)
Revenue	$5,060	$5,057
Net income attributable to KBR	367	342
Diluted earnings per share	$2.59	$2.41

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

The components of our cash and equivalents balance are as follows:

	December 31, 2019
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$187	$114	$301
Short-term investments (c)	58	93	151
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	259	1	260
Total	$504	$208	$712

	December 31, 2018
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$123	$104	$227
Short-term investments (c)	87	107	194
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	315	3	318
Total	$525	$214	$739

(a)	Includes deposits held in non-U.S. operating accounts.

(b)	Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.

(c)	Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 6. Accounts Receivable

The components of our accounts receivable, net of allowance for doubtful accounts, are as follows:

	December 31, 2019
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$184	$381	$565
Technology Solutions	6	56	62
Energy Solutions	118	192	310
Subtotal	308	629	937
Non-strategic Business	—	1	1
Total	$308	$630	$938

	December 31, 2018
Dollars in millions	Unbilled	Trade & Other	Total
Government Solutions	$266	$334	$600
Technology Solutions	11	62	73
Energy Solutions	69	185	254
Subtotal	346	581	927
Non-strategic Business	—	—	—
Total	$346	$581	$927

Note 7. Contract Assets and Contract Liabilities
Our contract assets by business segment are as follows:

	December 31,
Dollars in millions	2019	2018
Government Solutions	$111	$123
Technology Solutions	36	19
Energy Solutions	68	43
Subtotal	215	185
Non-strategic Business	—	—
Total	$215	$185

Our contract liabilities balances by business segment are as follows:

	December 31,
Dollars in millions	2019	2018
Government Solutions	$261	$261
Technology Solutions	73	98
Energy Solutions	147	100
Subtotal	481	459
Non-strategic Business	3	4
Total	$484	$463

We recognized revenue of $211 million for the year ended December 31, 2019, that was previously included in the contract liability balance at December 31, 2018.

Note 8. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2019	2018
Amounts included in project estimates-at-completion at January 1,	$973	$924
Increase, net of foreign currency effect	12	53
Approved change orders, net of foreign currency effect	(7)	(4)
Amounts included in project estimates-at-completion at December 31,	$978	$973
Amounts recognized over time based on progress at December 31,	$974	$945

As of December 31, 2019 and 2018, the predominant component of change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.

KBR intends to vigorously pursue approval and collection of amounts still due under unapproved change orders and claims, against the clients and recoveries from subcontractors. Further, there are additional claims that KBR believes it is entitled to recover from its client and from subcontractors which have been excluded from estimated revenues and profits at completion as appropriate under U.S. GAAP. These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, client claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and any material change could have a material adverse effect on our results of operations, financial position and cash flows.

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

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above is $158 million and $159 million as of December 31, 2019 and 2018, respectively. The difference in these values is due to exchange rate fluctuations.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at December 31, 2019. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal related to the Funding Deeds. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017.  Pursuant to this decision, JKC has undertaken steps for a formal contract adjustment to the cost-reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of December 31, 2019. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. However, the client does not agree with the impact of the arbitration award and, accordingly, we have initiated a new proceeding to obtain further determination from the arbitration tribunal.

There has been deterioration of paint and insulation on certain exterior areas of the plant. The client previously requested and funded paint remediation for a portion of the facilities. JKC’s profit estimate at completion includes a portion of revenues and costs for these remediation activities. Revenue for the client-funded amounts are included in the table above. In the first quarter of 2019, the client demanded repayment of the amounts previously funded to JKC. JKC is disputing the client's demand. The client has also requested a proposal to remediate any remaining non-conforming paint and insulation, but JKC and its client have not resolved the nature and extent of the non-conformances, the method and degree of remediation that was and is required, or who is responsible. We believe the remaining remediation costs could be material given the plant is now operating and there will be several operating constraints on any such works.

In addition, JKC has started proceedings against the paint manufacturer and initiated claims against the subcontractors. JKC has also made demands on insurance policies in respect of these matters. Proceedings and claims against the paint manufacturer, certain subcontractors and insurance policies are ongoing.

Combined Cycle Power Plant

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of the Combined Cycle Power Plant (the "Power Plant"). The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant and abandoned the construction site. JKC believes the Consortium materially breached its subcontract and repudiated its obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC repudiated the contract. The Consortium also sought an order that the Consortium validly terminated the subcontract. JKC has responded to this request, denying JKC committed any breach of its subcontract with the Consortium and restated its claim that the Consortium breached and repudiated its subcontract with JKC and is furthermore liable to JKC for all costs to complete the Power Plant.

In March 2017, JKC prevailed in a legal action against the Consortium requiring the return of materials, drawings and tools following their unauthorized removal from the site by the Consortium. After taking over the work, JKC discovered incomplete and defective engineering designs, defective workmanship on the site, missing, underreported and defective materials and the improper termination of key vendors/suppliers. JKC's investigations also indicate that progress of the work claimed by the Consortium was over-reported. JKC has evaluated the cost to complete the Consortium's work, which significantly exceeds the awarded fixed-price subcontract value. JKC's cost to complete the Power Plant includes re-design efforts, additional materials and significant re-work. These costs represent estimated recoveries of claims against the Consortium and have been included in JKC's estimate to complete the Consortium's remaining obligations.

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

As of December 31, 2019, JKC's claims against the Consortium were approximately $1.9 billion for recovery of JKC's costs. Hearings on the arbitration will take place in May and August of 2020 (the "Arbitration"). JKC also initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. In May 2019, the court ruled against the declaration and JKC's appeal is pending from the court.

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

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through the Arbitration, we have funded our proportionate share of the working capital requirements of JKC to complete the project. As of December 31, 2019, we have made investment contributions to JKC of approximately $484 million on an inception-to-date basis.

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

As of December 31, 2019, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance and warranty letters of credit have been extended to February 2021 to allow for the various disputes to be resolved.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at December 31, 2019, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

In late 2019, the International Chamber of Commerce consolidated the Funding Deed arbitration, TRC arbitration and certain other claims asserted by JKC along with claims asserted by its client. The client will file a detailed statement of its claim in December 2020. The arbitration panel has been constituted but a hearing date has not been scheduled. A hearing date for the Funding Deed arbitration has been schedule for September 2020.

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

See Note 12 to our consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 9. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $59 million and $98 million as of December 31, 2019 and 2018, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost-reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in these amounts is $28 million and $73 million as of December 31, 2019 and 2018, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 16 of our consolidated financial statements for additional information. The amount also includes $31 million and $25 million as of December 31, 2019 and 2018, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolutions occur.

Note 10. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2019	2018
Land	N/A	$5	$5
Buildings and property improvements	1-35	124	122
Equipment and other	1-25	387	349
Total		516	476
Less accumulated depreciation		(386)	(355)
Net property, plant and equipment		$130	$121

Depreciation expense was $33 million, $31 million, and $27 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 11. Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Total
Balance as of January 1, 2018	$679	$51	$238	$968
Goodwill acquired during the period	299	—	—	299
Purchase price adjustment	2	—	—	2
Foreign currency translation	(3)	—	(1)	(4)
Balance as of December 31, 2018	$977	$51	$237	$1,265
Goodwill acquired during the period	$—		$—	$—
Purchase price adjustment	—	—	—	—
Foreign currency translation	1	(1)	—	—
Balance as of December 31, 2019	$978	$50	$237	$1,265

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 31, 2019
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$61	$—	$61
Customer relationships	16	271	(83)	188
Developed technologies	22	68	(36)	32
Contract backlog	19	255	(52)	203
Other	14	24	(13)	11
Total intangible assets		$679	$(184)	$495

	December 31, 2018
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$61	$—	$61
Customer relationships	17	272	(69)	203
Developed technologies	22	61	(34)	27
Contract backlog	20	249	(36)	213
Other	14	24	(12)	12
Total intangible assets		$667	$(151)	$516

Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2019	2018	2017
Intangibles amortization expense	$33	$32	$21

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2020	$32
2021	$28
2022	$23
2023	$23
2024	$23
Beyond 2024	$304

Note 12. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate as partnerships, corporations, undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2019	2018
Beginning balance at January 1,	$724	$365
Cumulative effect of change in accounting policy (a)	29	87
Adjusted balance at January 1,	753	452
Equity in earnings of unconsolidated affiliates	35	79
Distributions of earnings of unconsolidated affiliates	(69)	(75)
Payments from (advances to) unconsolidated affiliates, net	(10)	(12)
Investments (b)	146	344
Foreign currency translation adjustments	(7)	(28)
Other	2	(36)
Balance at December 31,	$850	$724

(a)
At January 1, 2018, deferred construction income in the amount of $87 million previously recorded in "Equity in and advance to unconsolidated affiliates" was reversed and included in the cumulative effect adjustment as a result of the early adoption of ASC 606 by the Aspire Defence project joint ventures. At January 1, 2019, we recognized a cumulative effect adjustment of $29 million as a result of the adoption of ASC 606 by our remaining unconsolidated project joint ventures.

(b)	Investments include $141 million and $344 million in funding contributions to JKC for the years ended December 31, 2019 and 2018, respectively.

Equity Method Investments

Brown & Root Industrial Services Joint Venture. On September 30, 2015, we executed an agreement with Bernhard Capital Partners ("BCP"), a private equity firm, to establish the Brown & Root Industrial Services joint venture in North America. In connection with the formation of the joint venture, we contributed our Industrial Services Americas business and received cash consideration of $48 million and a 50% interest in the joint venture. As a result of the transaction, we no longer had a controlling interest in this Industrial Services business and deconsolidated it effective September 30, 2015. The Brown & Root Industrial Services joint venture offers engineering, construction and reliability-driven maintenance services for the refinery, petrochemical, chemical, specialty chemicals and fertilizer markets. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Results from this joint venture are included in our ES business segment.

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheets

	December 31,
Dollars in millions	2019	2018
Current assets	$3,072	$3,526
Noncurrent assets	3,219	3,121
Total assets	$6,291	$6,647

Current liabilities	$949	$1,277
Noncurrent liabilities	2,922	3,212
Total liabilities	$3,871	$4,489

Statements of Operations

	Years ended December 31,
Dollars in millions	2019	2018	2017
Revenues	$2,592	$3,190	$5,781
Operating income	$92	$197	$278
Net income	$48	$173	$145

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of December 31, 2019, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.
The following summarizes the total assets and total liabilities as reflected in our consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	December 31, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$14	$10
Aspire Defence Limited	$67	$5
JKC joint venture (Ichthys LNG project)	$546	$29
U.K. Road project joint ventures	$40	$21
Middle East Petroleum Corporation (EBIC Ammonia project)	$47	$1

Dollars in millions	December 31, 2018
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$16	$8
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$427	$32
U.K. Road project joint ventures	$37	$10
Middle East Petroleum Corporation (EBIC Ammonia project)	$51	$1

Affinity. In February 2016, Affinity, a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. The contract has been determined to contain a leasing arrangement and various other services between the joint venture and the customer. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities.  We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of December 31, 2019.

Aspire Defence project. In April 2006, Aspire Defence Limited, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. In late 2016, Aspire Defence Limited was awarded a significant contract variation, expanding services to be provided under the existing contract including new construction, program management services and facilities maintenance across the garrisons. Aspire Defence Limited manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity as of December 31, 2018. We account for our interest in Aspire Defence Limited using the equity method of accounting. As of December 31, 2019, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $67 million and $5 million, respectively. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities as of December 31, 2019.

Prior to January 15, 2018, we also owned a 50% interest in the joint ventures that provide the construction and the related support services under subcontract arrangements with Aspire Defence Limited. On January 15, 2018, Carillion plc, our U.K. partner in these joint ventures, entered into compulsory liquidation. As a result, KBR began consolidating the subcontracting entities in its financial statements effective January 15, 2018. See Note 4 to our consolidated financial statements for further discussion.

Ichthys LNG project. In January 2012, we formed a joint venture to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting.  At December 31, 2019, our assets and liabilities associated with our investment in JKC recorded in our consolidated balance sheets under our ES business segment were $546 million and $29 million, respectively.  These assets include expected cost recoveries from unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. See Note 8 to our consolidated financial statements for further discussion on the significant contingencies as well as unapproved change orders and claims related to this project.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2019, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $40 million and $21 million, respectively. Our maximum exposure to loss includes our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation ("EBIC") ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the VIE. As of December 31, 2019, included in our ES business segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $47 million and $1 million, respectively. Our maximum exposure to loss includes our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2019.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the years ended December 31, 2019, 2018 and 2017, our revenues included $684 million, $721 million and $133 million, respectively, related to services we provided to our joint ventures, primarily the the Aspire Defence Limited joint venture within our GS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
Dollars in millions	2019	2018
Accounts receivable, net of allowance for doubtful accounts	$49	$43
Contract assets (a)	$2	$1
Contract liabilities (a)	$33	$38
Accounts payable	$—	$2

(a)	Reflects contract assets and contract liabilities primarily related to joint ventures within our ES business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2019
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$—	$17
Fasttrax Limited (Fasttrax project)	$45	$24
Aspire Defence subcontracting entities (Aspire Defence project)	$530	$283

Dollars in millions	December 31, 2018
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$13	$19
Fasttrax Limited (Fasttrax project)	$49	$34
Aspire Defence subcontracting entities (Aspire Defence project)	$589	$324

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract in 2005 for front end engineering design and in 2009 for EPC management services to construct an LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. The Gorgon LNG project execution activities were completed and only commercial closeout activities remain as of December 31, 2019.

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

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and equivalents of $18 million and net property, plant and equipment of approximately $23 million as of December 31, 2019. See Note 14 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2019.

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

Note 13. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $63 million in 2019, $56 million in 2018 and $52 million in 2017.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen plan in the U.K., and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used a December 31 measurement date for all plans in 2019 and 2018. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2019		2018
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$71	$1,751	$77	$2,046
Acquisitions	—	—	—	24
Service cost	—	2	—	2
Interest cost	3	50	2	50
Foreign currency exchange rate changes	—	46	—	(114)
Actuarial (gain) loss	7	214	(4)	(184)
Other	—	(1)	—	—
Plan amendments	—	—	—	20
Benefits paid	(5)	(74)	(4)	(93)
Projected benefit obligations at end of period	$76	$1,988	$71	$1,751
Change in plan assets:
Fair value of plan assets at beginning of period	$54	$1,518	$59	$1,673
Acquisitions	—	—	—	24
Actual return on plan assets	10	200	(3)	(28)
Employer contributions	2	43	2	39
Foreign currency exchange rate changes	—	41	—	(96)
Benefits paid	(5)	(74)	(4)	(93)
Other	(1)	(1)	—	(1)
Fair value of plan assets at end of period	$60	$1,727	$54	$1,518
Funded status	$(16)	$(261)	$(17)	$(233)

In October 2018, a U.K. High Court issued a ruling requiring U.K. defined benefit pension plans to provide equal pension benefits to males and females for guaranteed minimum pensions where plan participants accrued benefits during the period from May 1990 to April 1997. We have accounted for the change in law as a retroactive plan amendment resulting in a $20 million increase to prior service cost in "Other comprehensive income" for the year ended December 31, 2018 and a $20 million increase to the projected benefit obligation of our U.K. pension plan as of December 31, 2018. The prior service cost will be amortized out of AOCL as a component of net periodic benefit cost over the remaining life expectancy of the plan participants.

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $76 million and $71 million as of December 31, 2019 and 2018, respectively. The ABO for our international pension plans was $2.0 billion and $1.8 billion as of December 31, 2019 and 2018, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2019		2018
Amounts recognized on the consolidated balance sheets
Pension obligations	$(16)	$(261)	$17	$233

Net periodic pension cost for our defined benefit plans included the following components:

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2019		2018		2017
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2	$—	$1
Interest cost	3	50	2	50	3	53
Expected return on plan assets	(3)	(77)	(3)	(80)	(3)	(77)
Prior service cost amortization	—	1	—	—	—	—
Recognized actuarial loss	2	16	2	26	1	30
Net periodic benefit cost	$2	$(8)	$1	$(2)	$1	$7

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2019 and 2018, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2019		2018
Unrecognized actuarial loss, net of tax of $9 and $215, $10 and $203, respectively	$22	$632	$23	$569
Total in accumulated other comprehensive loss	$22	$632	$23	$569

Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2020 are as follows:

Dollars in millions	United States	Int’l
Actuarial loss	$1	$19
Total	$1	$19

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2019		2018		2017
Discount rate	3.98%	2.90%	3.33%	2.50%	3.73%	2.60%
Expected return on plan assets	6.09%	5.09%	6.01%	5.20%	6.01%	5.40%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2019		2018
Discount rate	2.89%	2.05%	3.98%	2.90%

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

The target asset allocation for our U.S. and International plans for 2020 is as follows:

Asset Allocation	2020 Targeted
	United States	Int'l
Equity funds and securities	51%	22%
Fixed income funds and securities	39%	54%
Hedge funds	—%	7%
Real estate funds	1%	3%
Other	9%	14%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2020 and 2019, by asset class, are as follows:

International Plans	2020 Targeted		2019 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	1%	50%	1%	60%
Fixed income funds and securities	35%	100%	—%	99%
Hedge funds	—%	22%	—%	34%
Real estate funds	—%	20%	—%	10%
Other	—%	42%	—%	20%

The range of targeted asset allocations for our U.S. plans for 2020 and 2019, by asset class, are as follows:

Domestic Plans	2020 Targeted		2019 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	68%	50%	53%
Fixed income funds and securities	31%	47%	37%	40%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	9%	9%

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

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2019
United States plan assets
Investments measured at net asset value (a)	$59	$—	$—	$—
Cash and equivalents	1	1	—	—
Total United States plan assets	$60	$1	$—	$—
International plan assets
Equities	$103	$—	$—	$103
Fixed income	1	—	—	1
Real estate	2	—	—	2
Cash and cash equivalents	2	2	—	—
Other	87	44	—	43
Investments measured at net asset value (a)	1,532	—	—	—
Total international plan assets	$1,727	$46	$—	$149
Total plan assets at December 31, 2019	$1,787	$47	$—	$149

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2018
United States plan assets
Investments measured at net asset value (a)	$54	$—	$—	$—
Total United States plan assets	$54	$—	$—	$—
International plan assets
Equities	$84	$—	$—	$84
Fixed income	2	—	—	2
Real estate	1	—	—	1
Cash and cash equivalents	8	8	—	—
Other	74	35	—	39
Investments measured at net asset value (a)	1,349	—	—	—
Total international plan assets	$1,518	$43	$—	$126
Total plan assets at December 31, 2018	$1,572	$43	$—	$126

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income		Real Estate		Other
International plan assets
Balance as of December 31, 2017	$74	$26	$5		$3		$40
Return on assets held at end of year	(3)	1	—		(1)		(3)
Return on assets sold during the year	8	—	—		1		7
Purchases, sales and settlements	39	11	(3)		(2)		33
Transfers	13	48	—		—		(35)
Foreign exchange impact	(5)	(2)	—		—		(3)
Balance as of December 31, 2018	$126	$84	$2		$1		$39
Return on assets held at end of year	8	10	—		—		(2)
Return on assets sold during the year	1	—	—		1		—
Purchases, sales and settlements, net	11	7	(1)		—		5
Transfers	—	—	—	48,000,000	—	48	—
Foreign exchange impact	3	2	—		—		1
Balance as of December 31, 2019	$149	$103	$1		$2		$43

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $47 million to our pension plans in 2020.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2020	$5	$57
2021	$5	$59
2022	$5	$60
2023	$5	$61
2024	$5	$63
Years 2025 - 2029	$24	$333

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were immaterial in 2019 and 2018, and $3 million in 2017. At December 31, 2019, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $10 million and $8 million of mutual funds designated for a portion of our employee deferral plan included in "Other assets" on our consolidated balance sheets at December 31, 2019 and 2018, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $65 million and $67 million as of December 31, 2019 and 2018, respectively, and are included in "Employee compensation and benefits" in our consolidated balance sheets.

Note 14. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	December 31, 2019	December 31, 2018
Term Loan A	176	190
Term Loan B	756	796
Convertible Notes	350	350
Unamortized debt issuance costs - Term Loan A	(4)	(5)
Unamortized debt issuance costs and discount - Term Loan B	(15)	(18)
Unamortized debt issuance costs and discount - Convertible Notes	(53)	(65)
Total long-term debt	1,210	1,248
Less: current portion	27	22
Total long-term debt, net of current portion	$1,183	$1,226

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

The Senior Credit Facility contains financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 and reducing gradually during 2019 and 2020 to 3.50 to 1. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2018 and thereafter, may not be less than 3.00 to 1. As of December 31, 2019, we were in compliance with our financial covenants.

On February 7, 2020, we amended our Senior Credit Facility to, among other things, reduce the applicable margins and commitment fees associated with the various borrowings under the facility. Simultaneous with the amendment, we used proceeds from the new facility to refinance our outstanding borrowings resulting in an amended Senior Credit Facility that is comprised of a $500 million Revolver, a $500 million PLOC, a $275 million Term Loan A and a $520 million Term Loan B. In addition, the amendment extended the maturity dates with respect to the Revolver and the Term Loan A to February 7, 2025 and Term Loan B to February 7, 2027, and amended certain other provisions including the financial covenants.

Convertible Senior Notes

Convertible Senior Notes. On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture (the "Indenture") between us and Citibank, N.A., as trustee (the "Trustee"). The Convertible Notes are senior unsecured obligations. The Convertible Notes bear interest at 2.50% per year and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity.

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. As of December 31, 2019, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $68 million.

Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. The difference between the principal amount of the notes and the carrying amount represents a debt discount, which is amortized as additional non-cash interest expense over the term of the Convertible Notes. The equity component represents proceeds related to the conversion option and is recorded as additional paid-in capital. The equity component is determined at issuance and is not remeasured as long as it continues to meet the conditions for equity classification. The net carrying value of the equity component related to the Convertible Notes was $57 million as of December 31, 2019 and 2018.

The amount of interest cost recognized relating to the contractual interest coupon was $9 million and $1 million for the years ended December 31, 2019 and 2018, respectively, and relating to the amortization of the discount and debt issuance costs was $12 million and $1 million for the years ended December 31, 2019 and 2018, respectively. The effective interest rate on the liability component was 6.50% for the years ended December 31, 2019 and 2018.

Convertible Notes Call Spread Overlay - Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with the option counterparties. These transactions represent a Call Spread Overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. Each of these transactions is described below.

The Note Hedge Transactions cost an aggregate $62 million and are expected generally to reduce the potential dilution of common stock and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the
Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Note Hedge Transactions, which is initially $25.51 (subject to adjustment), corresponding approximately to the initial conversion price of the
Convertible Notes. The Note Hedge Transactions were accounted for by recording the cost as a reduction to "Additional paid-in capital" based on the Note Hedge meeting certain scope exceptions provided under ASC Topic 815.

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The strike price of the warrants is $40.02 per share (subject to adjustment), which is 31% above the last reported sale price of our common stock on the New York Stock Exchange on December 31, 2019. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as "Additional paid-in capital".

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

Letters of credit, surety bonds and guarantees

In the ordinary course of business, we may enter into various arrangements providing financial or performance assurance to customers on behalf of certain consolidated and unconsolidated subsidiaries, joint ventures and other jointly executed contracts. Such off-balance sheet arrangements include letters of credit, surety bonds and corporate guarantees to support the creditworthiness or project execution commitments of these entities and typically have various expirations dates ranging from mechanical completion of the project being constructed to a period beyond completion in certain circumstances such as for warranties. We have $1 billion in a committed line of credit under our Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $368 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of December 31, 2019, with respect to our $500 million Revolver, we have no outstanding revolver borrowings and have issued $26 million of letters of credit. With respect to our PLOC, we have $100 million of outstanding letters of credit. With respect to our $368 million of uncommitted lines of credit, we have utilized $199 million for letters of credit as of December 31, 2019. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1.0 billion. Of the letters of credit outstanding under our Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $170 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

We may also guarantee that a project, once completed, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential amount of future payments that we could be required to make under an outstanding performance arrangement is typically the remaining estimated cost of work to be performed by or on behalf of third parties. Amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress are not estimable. For cost reimbursable contract, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete the project. If costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, subcontractors or vendors for claims.

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts.

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

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2019:

Dollars in millions	Payments Due
2020	$11
2021	$5
2022	$1
2023	$1
2024	$—
Beyond 2024	$—

Note 15. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2019	2018	2017
United States	$2	$44	$84
Foreign:
United Kingdom	105	203	40
Australia	15	7	(30)
Canada	3	(2)	15
Middle East	87	61	42
Africa	5	13	20
Other	51	70	76
Subtotal	266	352	163
Total	$268	$396	$247

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2019	2018	2017
(Provision) Benefit for income taxes	$(59)	$(86)	$193
Shareholders' equity, foreign currency translation adjustment	1	(2)	6
Shareholders' equity, pension and post-retirement benefits	11	(14)	(27)
Shareholders' equity, changes in fair value of derivatives	2	3	—
Total income taxes	$(45)	$(99)	$172

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year-ended December 31, 2019
Federal	$(4)	$15	$11
Foreign	(67)	1	(66)
State and other	(2)	(2)	(4)
(Provision) benefit for income taxes	$(73)	$14	$(59)

Year-ended December 31, 2018
Federal	$(1)	$(6)	$(7)
Foreign	(56)	(20)	(76)
State and other	(2)	(1)	(3)
Provision for income taxes	$(59)	$(27)	$(86)

Year-ended December 31, 2017
Federal	$(6)	$230	$224
Foreign	(122)	92	(30)
State and other	(2)	1	(1)
(Provision) benefit for income taxes	$(130)	$323	$193

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2019	2018	2017
United Kingdom	$(19)	$(32)	$(7)
Australia	(6)	(8)	6
Canada	(1)	(6)	—
Middle East	(20)	(16)	(10)
Africa	(1)	(1)	1
Other	(19)	(13)	(20)
Foreign provision for income taxes	$(66)	$(76)	$(30)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% for 2019 and 2018 and the statutory rate of 35% for 2017 as a result of the following:

	Years ended December 31,
	2019	2018	2017
U.S. statutory federal rate, expected (benefit) provision	21%	21%	35%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	7	—	(5)
Noncontrolling interests and equity earnings	—	(1)	(2)
State and local income taxes, net of federal benefit	2	1	1
Other permanent differences, net	3	—	(8)
Contingent liability accrual	1	3	(2)
U.S. taxes on foreign unremitted earnings	3	—	—
Change in valuation allowance	(10)	(2)	(90)
Research and development credits, net of provision	(5)	—	—
U.S. tax reform	—	—	(7)
Effective tax rate on income from operations	22%	22%	(78)%

The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2019	2018
Deferred tax assets:
Employee compensation and benefits	$103	$95
Foreign tax credit carryforwards	257	267
Loss carryforwards	96	103
Insurance accruals	7	9
Allowance for bad debt	2	2
Accrued liabilities	63	23
Construction contract accounting	—	—
Other	4	3
Total gross deferred tax assets	532	502
Valuation allowances	(200)	(207)
Net deferred tax assets	332	295
Deferred tax liabilities:
Construction contract accounting	(6)	(1)
Intangible amortization	(56)	(57)
Indefinite-lived intangible amortization	(49)	(41)
Fixed asset depreciation	2	1
Accrued foreign tax credit carryforwards	(3)	(2)
Total gross deferred tax liabilities	(112)	(100)
Deferred income tax (liabilities) assets, net	$220	$195

The valuation allowance for deferred tax assets was $200 million and $207 million at December 31, 2019 and 2018, respectively. The net change in the total valuation allowance was a decrease of $7 million in 2019 and a decrease of $10 million in 2018. Both years saw the benefit of a decrease in our valuation allowance associated with the ability to utilize foreign tax credits partially offset by an increase in the valuation allowance associated with our state net operating losses. The valuation allowance at December 31, 2019 was primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

In the fourth quarter of 2017, we achieved twelve quarters of cumulative U.S. taxable income which is inclusive of income generated in various countries within branches of our U.S. subsidiaries.  Income (loss) related to the U.S. branches totaled $90 million, $96 million and $163 million for the fiscal years 2019, 2018, and 2017, respectively, and is included in the foreign component of income in the notes to the financial statements in our Form 10-K. We weighted this positive evidence heavily in our analysis to overcome the previously existing negative evidence of our twelve quarter cumulative loss position.

We concluded that future taxable income and the reversal of deferred tax liabilities, excluding those associated with indefinite-lived intangible assets, were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets.  The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2020 through fiscal year 2029.  We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

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

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of at least $824 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of at least $432 million.  While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2019 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$370	$(156)	$214
United Kingdom	(6)	—	(6)
Australia	12	—	12
Canada	23	(22)	1
Other	21	(22)	(1)
Total	$420	$(200)	$220

At December 31, 2019, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2019	Expiration
Foreign tax credit carryforwards	$257	2020-2029
Foreign net operating loss carryforwards	$150	2020-2039
Foreign net operating loss carryforwards	$34	Indefinite
State net operating loss carryforwards	$1,024	Various

As a result of the enactment of the U.S. Tax Act, substantially all of our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries were subject to U.S. tax. Repatriations of these foreign earnings will not be subject to additional U.S. tax but may incur withholding and/or state taxes. Although we have provided for taxes on our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries pursuant to the Tax Act, we consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of December 31, 2019, the cumulative amount of permanently reinvested foreign earnings is $2.3 billion. With the enactment of the Tax Act, these previously unremitted earnings have now been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2019	2018	2017
Balance at January 1,	$90	$184	$261
Increases related to current year tax positions	2	1	2
Increases related to prior year tax positions	7	18	1
Decreases related to prior year tax positions	—	(45)	(1)
Settlements	—	(62)	(80)
Lapse of statute of limitations	(1)	(2)	(1)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(1)	(4)	2
Balance at December 31,	$97	$90	$184

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $83 million as of December 31, 2019. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $35 million due to settlements with tax authorities and the expirations of statutes of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $23 million and $19 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2017, we recognized net interest and penalty charges of $3 million, and $5 million, respectively, while for the year ended December 31, 2018, we recognized a net interest and penalty benefit of $1 million related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to our business activity for periods prior to our separation from our former parent. As of December 31, 2019 and 2018, we have recorded $5 million in "Other liabilities" on our consolidated balance sheets, respectively, for tax related items under the tax sharing agreement. The balance is not due until receipt by KBR of a future foreign tax credit refund claim filed with the IRS.

Note 16. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoD, NASA, and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA which is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe the completed or any ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We have been in the process of closing out the LogCAP III contract since 2011, and we expect the contract closeout process to continue for at least another year. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government which need to be resolved in order to close the contract. The contract closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and MFRs. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the ASBCA or the COFC. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters in the future.

Form 1s

The U.S. government has issued and has outstanding Form 1s questioning $80 million of billed costs as of December 31, 2019. They had previously paid us $52 million of the questioned costs related to our services on the LogCAP III contract. The remaining balance of $28 million as of December 31, 2019 is included on our consolidated balance sheets in “Claims and accounts receivable." In addition, we have withheld $26 million from our subcontractors at December 31, 2019 related to these questioned costs, which is included in "Other current liabilities" on our consolidated balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $41 million at December 31, 2019 and 2018, and the balances are recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively.

Private Security Contractors. Starting in February 2007, we received a series of Form 1s from the DCAA informing us of the U.S. government's intent to deny reimbursement to us under the LogCAP III cost reimbursable contract for amounts related to the use of PSCs by KBR and a subcontractor in connection with its work for KBR providing dining facility services in Iraq between 2003 and 2006. The government challenged $57 million in billings of which the government had previously paid and withheld payments from us of $44 million. We had previously recorded the withheld payments in "Claims receivable" on our consolidated balance sheets.

After a series of favorable awards by the ASBCA and subsequent appeals by the U.S. Army, on July 9, 2019 the Court of Appeals for the Federal Circuit upheld the prior ASBCA decision confirming the entire award in our favor including interest. We recorded additional revenue of $13 million representing the awarded interest not previously recognized on the withheld payments when the cash was received. This matter is now resolved.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed arbitration with the American Arbitration Association for all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other Current Liabilities" on our consolidated balance sheets. As of December 31, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate if we are unable to favorably resolve our claims and disputes against the U.S. government. See "KBR Contract Claim on FKTC containers" below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of DCMA and KBR personnel are expected to occur in early 2020. The court has set a deadline of July 19, 2020 as the cutoff for all fact discovery and depositions. We believe the allegations of fraud by the relators are without merit and, as of December 31, 2019, no amounts have been accrued.

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

Discovery for this complaint is now complete. The Court has yet to rule on various motions filed in early 2019 that would affect the scope and venue of the case. The court will set hearing and trial dates after addressing the pending motions which we expect will occur in 2020. As of December 31, 2019, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. We expect oral arguments will take place in 2020. As of December 31, 2019, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

Note 17. Other Commitments and Contingencies

Unaoil Investigation. The DOJ, SEC, and the SFO are conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR, whose interactions with Unaoil are a subject of those investigations. The investigations are focused on compliance with the U.S. FCPA. KBR believes it is cooperating with the DOJ, SEC, and the SFO in their investigations, including through the voluntary submission of information and responding to formal document requests.

Chadian Employee Class Action. In May 2018, former employees of our former Chadian subsidiary, Subsahara Services, Inc. (SSI), filed a class action suit claiming unpaid damages arising from the ESSO Chad Development Project for Exxon Mobil Corporation (Exxon) dating back to the early 2000s. Exxon is also named as a defendant in the case. The SSI employees previously filed two class action cases in or around 2005 and 2006 for alleged unpaid overtime and bonuses.  The Chadian Labour Court ruled in favor of the SSI employees for unpaid overtime resulting in a settlement of approximately $25 million which was reimbursed by Exxon under its contract with SSI.  The second case for alleged unpaid bonuses was ultimately dismissed by the Supreme Court of Chad.

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  SSI and Exxon have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019. The court has set a hearing for February 28, 2020.

At this time we do not believe a risk of material loss is probable related to this matter, and therefore we have not accrued any loss provisions.  SSI is no longer an existing entity in Chad or the United States.  Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be reimbursable by Exxon based on the applicable contract.

North West Rail Link Project. We participate in an unincorporated joint venture with two partners to provide engineering and design services in relation to the operations, trains and systems of a metro rail project in Sydney, Australia.  The project commenced in 2014 and during its execution encountered delays and disputes resulting in claims and breach notices submitted to the joint venture by the client.  Since November 2018, the client has submitted multiple claims alleging breach of contract and breach of duty by the joint venture in its execution of the services, claiming losses and damages of up to approximately $300 million Australian dollars.   We currently believe the gross of amount of the claims significantly exceeds the client’s entitlement as well as the joint venture’s limits of liability under the contract and that the claims will be covered by project-specific professional indemnity insurance subject to deductibles.

The joint venture and its client are discussing potential resolution of the claims although no specific course of action has been agreed.  In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations.  The joint venture was served a notice of proceedings in November 2019 and an initial hearing is expected to occur in April 2020.  KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract.  As of December 31, 2019, we have reserved an amount that is immaterial with respect to this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review have not been initiated and the outcome thereof is uncertain such that a more precise estimate cannot be made at this time. Discussions between the joint venture and its client are ongoing.

Environmental

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the U.S, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation and Liability Act; the Resources Conservation and Recovery Act; the Clean Air Act; the Clean Water Act and the Toxic Substances Control Act. In addition to federal and state laws and regulations, other countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. These requirements apply to our business segments where we perform construction and industrial maintenance services or operate and maintain facilities.

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

We had been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. All of these matters have been settled or resolved and as of December 31, 2019, we have not been named in any additional matters.

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a short-term material direct effect on our business, the markets that we serve or on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers, which could impact our business. For example, our commodity-based markets depend on the level of activity of mineral and oil and gas companies and existing or future laws, regulations, treaties or international agreements related to climate change, including incentives to conserve energy or use alternative energy sources, which could impact our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for minerals, oil and natural gas.  We continue to monitor developments in this area.

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2019, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $42 million, comprised of $14 million included in "Accrued salaries, wages and benefits," $2 million included in "Other current liabilities" and $26 million included in "Other liabilities" all on our consolidated balance sheets. As of December 31, 2018, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $48 million, comprised of $16 million included in "Accrued salaries, wages and benefits," $3 million included in "Other current liabilities" and $29 million included in "Other liabilities" all on our consolidated balance sheets.

Note 18. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 85% of our lease obligations at December 31, 2019. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purpose of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of lease costs for the year ended December 31, 2019 were as follows:

December 31,
Dollars in millions	2019
Operating lease cost	$54
Short-term lease cost	121
Total lease cost	$175
Operating lease cost for the year ended ended December 31, 2019 includes operating lease ROU asset amortization of $38 million and other noncash operating lease costs of $16 million related to the accretion of operating lease liabilities and straight-line lease accounting.
Total rent expense on our operating leases under the previous lease standard were $144 million and $139 million for the years ended December 31, 2018 and 2017, respectively.
Total short-term lease commitments as of December 31, 2019 was approximately $77 million. Additional information related to leases was as follows:

December 31,
Dollars in millions	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$56
Right-of-use assets obtained in exchange for new operating lease liabilities	$20
Weighted-average remaining lease term-operating (in years)	8.0
Weighted-average discount rate-operating leases	7.6%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of December 31, 2019:

	Year
Dollars in millions	2020	2021	2022	2023	2024	Thereafter	Total
Future payments - operating leases	$54	$44	$37	$33	$25	$119	$312

Dollars in millions	Operating Leases
Total future payments	$312
Less imputed interest	(81)
Present value of future lease payments	$231
Less current portion of lease obligations	(39)
Noncurrent portion of lease obligations	$192

As of December 31, 2018, future total rent payments on noncancellable operating leases under the previous lease standard were $367 million in the aggregate, which consisted of the following: $76 million in 2019; $48 million in 2020; $39 million in 2021; $32 million in 2022; $29 million in 2023; and $143 million thereafter.

Note 19. Shareholders’ Equity
The following tables summarize our activity in shareholders’ equity:

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2016	$725	$2,088	$467	$(769)	$(1,049)	$(12)
Acquisition of noncontrolling interest	(8)	(8)	—	—	—	—
Share-based compensation	12	12	—	—	—	—
Dividends declared to shareholders ($0.32/share)	(45)	—	(45)	—	—	—
Repurchases of common stock	(53)	—	—	(53)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Investments by noncontrolling interests	1	—	—	—	—	1
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(1)	—	—	—	—	(1)
Net income	440	—	432	—	—	8
Other comprehensive income, net of tax	127	—	—	—	127	—
Balance at December 31, 2017	$1,197	$2,091	$854	$(818)	$(922)	$(8)
Cumulative effect of change in accounting policy, net of tax (Note 1)	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,341	2,091	998	(818)	(922)	(8)
Acquisition of noncontrolling interest	69	69	—	—	—	—
Share-based compensation	10	10	—	—	—	—
Tax benefit decrease related to share-based plans	1	1	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.32/share)	(44)	—	(44)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Issuance of convertible debt and call spread overlay	18	18	—	—	—	—
Distributions to noncontrolling interests	(3)	—	—	—	—	(3)
Other noncontrolling interests activity	2	—	—	—	—	2
Net income	310	—	281	—	—	29
Other comprehensive income, net of tax	12	—	—	—	12	—
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842, net of tax (Note 1)	21	—	21	—	—	—
Cumulative adjustment for the adoption of ASC 606 for our unconsolidated affiliates, net of tax (Note 1)	29	—	29	—	—	—
Adjusted balance at January 1, 2019	1,768	2,190	1,285	(817)	(910)	20
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.32/share)	(46)	—	(46)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Investments by noncontrolling interests	1	—	—	—	—	1
Distributions to noncontrolling interests	(14)	—	—	—	—	(14)
Net income	209	—	202	—	—	7
Other comprehensive income (loss), net of tax	(77)	—	—	—	(77)	—
Balance at December 31, 2019	$1,857	$2,206	$1,441	$(817)	$(987)	$14

AOCL, net of tax

	December 31,
Dollars in millions	2019	2018	2017
Accumulated foreign currency translation adjustments, net of tax of $3, $2 and $4	$(315)	$(304)	$(259)
Pension and post-retirement benefits, net of tax of $224, $213 and $227	(654)	(592)	(660)
Fair value of derivatives, net of tax of $5, $3 and $0	(18)	(14)	(3)
Total accumulated other comprehensive loss	$(987)	$(910)	$(922)

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2017	$(259)	$(660)	$(3)	$(922)
Other comprehensive income adjustments before reclassifications	(51)	44	(20)	(27)
Amounts reclassified from AOCL	6	24	9	39
Net other comprehensive income (loss)	(45)	68	(11)	12
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(3)	(76)	(14)	(93)
Amounts reclassified from AOCL	(8)	14	10	16
Net other comprehensive income (loss)	(11)	(62)	(4)	(77)
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)

Reclassifications out of AOCL, net of tax, by component

Dollars in millions	December 31, 2019	December 31, 2018	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	8	$(6)	Gain (loss) on disposition of assets and Gain on consolidation of Aspire entities, respectively
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$8	$(6)

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(17)	$(28)	See (a) below
Tax benefit	3	4	Provision for income taxes
Net pension and post-retirement benefits	$(14)	$(24)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(10)	$(9)	Other non-operating income (loss)
Tax benefit	—	—	Provision for income taxes
Net changes in fair value of derivatives	$(10)	$(9)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 13 to our consolidated financial statements for further discussion.

As a result of the Tax Cuts and Jobs Act of 2017, certain income tax effects related to items in AOCL have been stranded in AOCL, and we did not elect to reclassify these stranded tax effects to retained earnings. The tax effects remaining in AOCL are released only when all related units of account are liquidated, sold or extinguished.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2017	176.6
Common stock issued	0.8
Balance at December 31, 2018	177.4
Common stock issued	0.9
Balance at December 31, 2019	178.3

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2017	36.5	$818
Treasury stock acquired, net of ESPP shares issued	—	(1)
Balance at December 31, 2018	36.5	817
Treasury stock acquired, net of ESPP shares issued	—	—
Balance at December 31, 2019	36.5	$817

Dividends

We declared dividends totaling $46 million and $44 million in 2019 and 2018, respectively.

Note 20. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remain available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash and the authorization does not have an expiration date.

Share Maintenance Programs

Stock options and restricted stock awards granted under the KBR, Inc. 2006 Stock and Incentive Plan ("KBR Stock Plan") may be satisfied using shares of our authorized but unissued common stock or our treasury share account.

The ESPP allows eligible employees to withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR common stock. These shares are issued from our treasury share account.

Withheld to Cover Program

In addition to the plans above, we also have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share based equity awards under the KBR Stock Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year ending December 31, 2019
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—
Repurchases under the existing share maintenance program	—	—	—
Withheld to cover shares	194,124	20.59	4
Total	194,124	$20.59	$4

	Year ending December 31, 2018
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—
Repurchases under the existing share maintenance program	—	—	—
Withheld to cover shares	175,469	15.81	3
Total	175,469	$15.81	$3

Note 21. Share-based Compensation and Incentive Plans

KBR Stock Plan

In November 2006, KBR established the KBR Stock Plan, which provides for the grant of any or all of the following types of share-based compensation listed below:

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

At December 31, 2019, approximately 5.5 million shares were available for future grants under the KBR Stock Plan, of which approximately 2.6 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. The fair value of options at the date of grant are estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in 2019, 2018 or 2017.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2019.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	2,090,519	$24.34	3.88	$0.83
Granted	—	—
Exercised	(289,942)	16.26
Forfeited	—	—
Expired	(197,990)	16.68
Outstanding at December 31, 2019	1,602,587	$26.74	3.33	$0.87
Exercisable at December 31, 2019	1,601,297	$26.73	3.33	$0.87

The total intrinsic values of options exercised for the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $0.1 million and $0.4 million, respectively. As of December 31, 2019, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. Stock option compensation expense was $0 million in 2019, $0 million in 2018 and $1 million in 2017.  Total income tax benefit recognized in net income for share-based compensation arrangements was $0 million in 2019, $0 million in 2018 and $0 million in 2017.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2019 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2018	1,136,791	$15.32
Granted	802,025	19.01
Vested	(675,366)	15.92
Forfeited	(33,405)	16.44
Nonvested shares at December 31, 2019	1,230,045	$17.37

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2019, 2018 and 2017 was $19.01, $15.93 and $15.11, respectively. Restricted stock compensation expense was $12 million for 2019, $10 million for 2018 and $11 million for 2017.  Total income tax benefit recognized in net income for share-based compensation arrangements during 2019, 2018 and 2017 was $3 million, $2 million, and $4 million, respectively. As of December 31, 2019, there was $13 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.83 years. The total fair value of shares vested was $14 million in 2019, $10 million in 2018 and $10 million in 2017 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $11 million in 2019, $10 million in 2018 and $11 million in 2017 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $2 million recorded to cost of revenues and $10 million to general and administrative expenses on our consolidated statements of operations. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31,
Dollars in millions	2019	2018	2017
Share-based compensation	$12	$10	$12
Income tax benefit recognized in net income for share-based compensation	$3	$2	$4
Incremental compensation cost	$—	$1	$—

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the Company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2019, 2018 and 2017, performance is based 50% on average Total Shareholder Return ("TSR"), as compared to the average TSR of KBR’s peers, and 50% on KBR’s Job Income Sold ("JIS"). In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The JIS calculation is based on the Company's JIS earned at a target level averaged over a three year period. The JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2019, we granted 19 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2019 to December 31, 2021. In 2018, we granted 18 million Cash Performance Awards with a three-year performance period from January 1, 2018 to December 31, 2020. In 2017, we granted 19 million Cash Performance Awards with a three-year performance period from January 1, 2017 to December 31, 2019. Cash Performance Awards forfeited, net of previous plan payout, totaled 3 million units, 3 million units, and 5 million units during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, the outstanding balance for Cash Performance Awards is 49 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2019, 2018 and 2017, we recognized $34 million, $15 million and $22 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $27 million recorded within "Accrued salaries, wages and benefits" and $23 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2019. The liability for Cash Performance Awards includes $13 million recorded within "Accrued salaries, wages and benefits, and $17 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2018.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2019 and 2018, our employees purchased approximately 166,000 and 164,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 22. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Shares in millions	2019	2018	2017
Basic weighted average common shares outstanding	141	140	141
Stock options, restricted shares, and convertible debt	1	1	—
Diluted weighted average common shares outstanding	142	141	141

For purposes of applying the two-class method in computing income per share, net earnings allocated to participating securities was $1.5 million, or $0.01 per share for fiscal year 2019, $1.8 million, or $0.01 per share for fiscal year 2018, and $3 million, or $0.02 per share for fiscal year 2017. The diluted income per share calculation did not include 1.3 million, 1.5 million, and 2.1 million antidilutive weighted average shares for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As of December 31, 2019, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $52 million, all of which had durations of 21 days or less. We also had approximately $5 million (gross notional value) of cash flow hedges which had durations of 7 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our consolidated balance sheets was immaterial at December 31, 2019, and 2018, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in "Other non-operating income (loss)" on our consolidated statements of operations.

	Years ended December 31,
Gains (losses) dollars in millions	2019	2018
Balance Sheet Hedges - Fair Value	$1	$—
Balance Sheet Position - Remeasurement	3	(9)
Net	$4	$(9)

Interest rate risk. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our variable rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps. The fair value of the interest rate swaps at December 31, 2019 was $21 million of which $8 million is included in "Other current liabilities" and $13 million is included "Other liabilities." The unrealized net losses on these interest rate swaps was $21 million and included in "AOCL" as of December 31, 2019. The fair value of the interest rate swaps at December 31, 2018 was $12 million of which $3 million is included in "Other current liabilities"

and $9 million is included in "Other liabilities". The unrealized net losses on these interest rate swaps was $12 million and included in "AOCL" as of December 31, 2018.

Note 24. Impact on Previously Issued Financial Statements for the Correction of an Error

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
As of March 31, 2019, the cumulative error for all periods previously reported was an overstatement of net income of approximately $23 million impacting “Equity in and advances to unconsolidated affiliates” in our consolidated balance sheets and “Equity in earnings of unconsolidated affiliates” in our consolidated statements of operations. The errors had no impact on our previously reported cash flows. We assessed the materiality, both quantitatively and qualitatively, in accordance with the SEC’s SAB No. 99 and SAB No. 108, and concluded these errors were not material to any of our previously issued quarterly or annual financial statements. In order to correctly present the errors noted above, previously issued financials statements have been revised and are presented as “As Corrected” in the table below.

	Three Months Ended December 31, 2018
Revised Consolidated Statement of Operations Amounts (Unaudited):	As Previously Reported	Adjustments	As Corrected
Equity in earnings of unconsolidated affiliates	$27	$2	$29
Operating income	$88	$2	$90
Net income	$49	$4	$53
Net income attributable to KBR	$43	$4	$47
Net income attributable to KBR per share:
Basic	$0.31	$0.02	$0.33
Diluted	$0.31	$0.02	$0.33

Note 25. Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted, for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect adoption of this ASU to be material to our ongoing financial reporting or to known trends, demands, uncertainties and events in our business.

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

Note 26. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 is presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2019
Total revenues	$1,340	$1,422	$1,425	$1,452	$5,639
Gross profit	153	160	169	171	653
Equity in earnings of unconsolidated affiliates	—	15	9	11	35
Operating income	78	92	104	88	362
Net income	42	50	58	59	209
Net income attributable to noncontrolling interests	(2)	(2)	(2)	(1)	(7)
Net income attributable to KBR	40	48	56	58	202
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.28	$0.34	$0.39	$0.41	$1.42
Net income attributable to KBR per share—Diluted	$0.28	$0.34	$0.39	$0.40	$1.41

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2018
Total revenues	$1,038	$1,267	$1,278	$1,330	$4,913
Gross profit	117	161	149	157	584
Equity in earnings of unconsolidated affiliates	21	12	17	29	79
Operating income (a)	179	100	99	90	468
Net income	137	64	56	53	310
Net income attributable to noncontrolling interests	(1)	(20)	(2)	(6)	(29)
Net income attributable to KBR	136	44	54	47	281
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.96	$0.31	$0.38	$0.33	$1.99
Net income attributable to KBR per share—Diluted	$0.96	$0.31	$0.38	$0.33	$1.99

(a)	Operating income includes gain on consolidation of Aspire entities of $108 million that occurred in the first quarter of 2018.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2019.

Beginning January 1, 2019, we adopted ASC 842, Leases and implemented changes to our processes and internal controls related to accounting for leases.  These included the development of new policies and systems to identify and record lease activity according to the new standard, training, ongoing contract review requirements, and gathering of information provided for disclosures.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended December 31, 2019.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2020 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of the Company listed on page 56 of this annual report on Form 10-K.
2.	The exhibits of the Company listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

2.1†
Agreement and Plan of Merger by and among Wyle Inc., KBR Holdings, LLC, Road Runner Merger Sub, Inc., and CSC Shareholder Services LLC dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 001-33146)

2.2†
Purchase and Sale Agreement by and among Honeywell International Inc., Honeywell Technology Solutions Inc., and KBR Holdings, LLC dated as of August 12, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 001-33146)

2.3†
Equity Purchase Agreement, dated as of February 22, 2018, by and among KBRwyle Technology Solutions, LLC, Kamco Holdings, Inc., the shareholders of Kamco Holdings, Inc., SGT, Inc., and Kamal S. Ghaffarian, in his capacity as Sellers’ Representative and Sellers’ Guarantor (incorporated by reference to Exhibit 2.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

4.2
Indenture related to the 2.50% Convertible Senior Notes due 2023, dated as of November 15, 2018, among KBR, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

4.3	Form of 2.50% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

4.4*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.4
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.5
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.6
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 27, 2018; File No. 001-33146)

10.7
First Amendment to Credit Agreement, dated November 12, 2018, among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 13, 2018; File No. 001-33146)

10.8
Guaranty Agreement dated as of May 18, 2016 by and between KBR, Inc. in favor of Wyle Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 001-33146)

10.9
Guaranty Agreement dated as of August 12, 2016 by and between KBR, Inc. in favor of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 001-33146)

10.10
Guaranty, dated as of February 22, 2018, by and between KBR, Inc. and Kamco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.11
Commitment Letter, effective as of February 22, 2018, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KBR, Inc. (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.12
Purchase Agreement, dated November 12, 2018, among KBR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.13
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.14
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.15
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.16
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.17
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Warrant Transactions (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.18
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.19+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive proxy statement dated April 5, 2012; File No. 001-33146)

10.20+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 001-33146)

10.21+
KBR, Inc. Senior Executive Performance Pay Plan (incorporated by reference to Exhibit 10.10 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.22+
KBR, Inc. Management Performance Pay Plan (incorporated by reference to Exhibit 10.11 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.23+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s registration statement on Form S-8 filed on April 13, 2007)

10.24+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed April 13, 2007; File No. 001-33146)

10.25+
KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.27 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2019; File No. 001-33146)

10.26+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed December 17, 2013; File No. 001-33146)

10.27+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 001-33146)

10.28+
Form of revised Restricted Stock Unit Agreement (Director) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2013; File No. 001-33146)

10.29+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 001-33146)

10.30+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 001-33146)

10.31+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 001-33146)

10.32+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 001-33146)

10.33+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 001-33146)

10.34+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR's quarterly report on Form 10-Q for the period ended March 31, 2017; File No. 001-33146)

10.35+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed August 29, 2008; File No. 001-33146)

10.36+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 001-33146)

10.37+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated April 9, 2014; File No. 001-33146)

10.38+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 001-33146)

10.39+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed December 13, 2016; File No. 001-33146)

10.40+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.47 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.41+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.48 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.42+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.49 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.43+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.50 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.44+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.51 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.45+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.61 to KBR’s quarterly report on Form 10Q for the period ended March 31, 2019; File No. 001-33146)

10.46+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.62 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.47+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.63 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.48+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.64 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.49+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.65 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

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

***101
The following materials from the Company’s annual report on Form 10-K for the period ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contracts or compensatory plans or arrangements

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Filed with this annual report on Form 10-K

**	Furnished with this annual report on Form 10-K

***	Interactive data files

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.
(Registrant)

By:	/s/ Stuart Bradie
Stuart Bradie
President and Chief Executive Officer
Dated: February 24, 2020

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
Umberto della Sala

Dated: February 24, 2020

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts
The table below presents valuation and qualifying accounts for continuing operations.

(Dollars in Millions)		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2019:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$9	$13	$3	(c)	$(11	)(a)	$14
Reserve for losses on uncompleted contracts	$6	$12	$—		$(8)		$10
Reserve for potentially disallowable costs incurred under government contracts	$55	$5	$—		$(2)		$58
Year ended December 31, 2018:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$12	$3	$—		$(6	)(a)	$9
Reserve for losses on uncompleted contracts	$15	$9	$—		$(18)		$6
Reserve for potentially disallowable costs incurred under government contracts	$60	$13	$2	(b)	$(20)		$55
Year ended December 31, 2017:
Deducted from accounts and notes receivable:
Allowance for doubtful accounts	$14	$—	$—		$(2	)(a)	$12
Reserve for losses on uncompleted contracts	$63	$4	$—		$(52)		$15
Reserve for potentially disallowable costs incurred under government contracts	$73	$1	$—		$(14)		$60

(a)	Receivable write-offs, net of recoveries

(b)	Reserves of $2 million were recorded in the 2018 acquisition of SGT

(c)	Reserves of $3 million was recorded as a reduction in revenue

See accompanying report of independent registered public accounting firm.