Form 10-Q
period 2020-03-31
KBR, INC.
filed 2020-05-04
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

As of April 22, 2020, there were 142,296,911 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include:

•
the severity and duration of world health events, including the recent outbreak of the novel coronavirus ("COVID-19") pandemic, related economic repercussions and the resulting server disruption in the oil and gas industry and negative impact on demand for oil and gas;

•
the current significant surplus in the supply of oil and actions by the members of OPIC+ (as defined below) with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being four employees, remote work arrangements, performance of contracts and supply chain disruptions;

•
the level of capital spending and access to capital markets by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and dramatically reduced demand; and

•	potential shut-ins of production by producers due to lack of downstream demand or storage capacity.

Many of these factors are beyond our ability to control or predict. Any of these factors, as well as the risks and uncertainties disclosed in our 2019 Annual Report on Form 10-K contained in Part I under "Risk Factors", this Quarterly Report on Form 10-Q contained in Part II under "Risk Factors", and the risk factors and other cautionary statements contained in our other filings with the SEC, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

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

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$1,537	$1,340
Cost of revenues	(1,351)	(1,187)
Gross profit	186	153
Equity in earnings of unconsolidated affiliates	1	—
Selling, general and administrative expenses	(97)	(78)
Acquisition and integration related costs	—	(1)
Goodwill impairment	(62)	—
Restructuring charges and asset impairments	(116)	—
Gain on disposition of assets and investments	19	4
Operating (loss) income	(69)	78
Interest expense	(23)	(25)
Other non-operating income	7	5
(Loss) income before income taxes and noncontrolling interests	(85)	58
Benefit (provision) for income taxes	1	(16)
Net (loss) income	(84)	42
Net income attributable to noncontrolling interests	(20)	(2)
Net (loss) income attributable to KBR	$(104)	$40
Net (loss) income attributable to KBR per share:
Basic	$(0.73)	$0.28
Diluted	$(0.73)	$0.28
Basic weighted average common shares outstanding	142	141
Diluted weighted average common shares outstanding	142	141
Cash dividends declared per share	$0.10	$0.08
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(84)	$42
Other comprehensive (loss) income:
Foreign currency translation adjustments	(82)	(1)
Pension and post-retirement benefits	6	4
Changes in fair value of derivatives	(22)	(2)
Other comprehensive (loss) income	(98)	1
Income tax (expense) benefit:
Foreign currency translation adjustments	—	—
Pension and post-retirement benefits	(1)	(1)
Changes in fair value of derivatives	5	—
Income tax (expense) benefit	4	(1)
Other comprehensive (loss) income, net of tax	(94)	—
Comprehensive (loss) income	(178)	42
Less: Comprehensive income attributable to noncontrolling interests	(20)	(2)
Comprehensive income attributable to KBR	$(198)	$40
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$566	$712
Accounts receivable, net of allowance for credit losses of $9 and $14	1,085	938
Contract assets	197	215
Other current assets	134	146
Total current assets	1,982	2,011
Claims and accounts receivable	58	59
Property, plant, and equipment, net of accumulated depreciation of $388 and $386 (including net PPE of $26 and $29 owned by a variable interest entity)	120	130
Operating lease right-of-use assets	120	175
Goodwill	1,210	1,265
Intangible assets, net of accumulated amortization of $190 and $184	466	495
Equity in and advances to unconsolidated affiliates	759	850
Deferred income taxes	249	236
Other assets	140	143
Total assets	$5,104	$5,364
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$693	$572
Contract liabilities	415	484
Accrued salaries, wages and benefits	238	209
Nonrecourse project debt	11	11
Operating lease liabilities	42	39
Other current liabilities	228	186
Total current liabilities	1,627	1,501
Pension obligations	249	277
Employee compensation and benefits	97	115
Income tax payable	91	92
Deferred income taxes	14	16
Nonrecourse project debt	6	7
Long-term debt	1,053	1,183
Operating lease liabilities	145	192
Other liabilities	164	124
Total liabilities	3,446	3,507
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 178,879,099 and 178,330,201 shares issued, and 142,292,295 and 141,819,148 shares outstanding, respectively	—	—
PIC	2,210	2,206
Retained earnings	1,320	1,441
Treasury stock, 36,586,804 shares and 36,511,053 shares, at cost, respectively	(819)	(817)
AOCL	(1,081)	(987)
Total KBR shareholders’ equity	1,630	1,843
Noncontrolling interests	28	14
Total shareholders’ equity	1,658	1,857
Total liabilities and shareholders’ equity	$5,104	$5,364
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,857	$2,206	$1,441	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,854	2,206	1,438	(817)	(987)	14
Share-based compensation	2	2	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.10/share)	(14)	—	(14)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	(6)	—	—	—	—	(6)
Net loss	(84)	—	(104)	—	—	20
Other comprehensive loss, net of tax	(94)	—	—	—	(94)	—
Balance at March 31, 2020	$1,658	$2,210	$1,320	$(819)	$(1,081)	$28

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842	21	—	21	—	—	—
Cumulative adjustment for the adoption of ASC 606 for our unconsolidated affiliates	29	—	29	—	—	—
Adjusted balance at January 1, 2019	1,768	2,190	1,285	(817)	(910)	20
Share-based compensation	3	3	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.08/share)	(11)	—	(11)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Net income	42	—	40	—	—	2
Other comprehensive loss, net of tax	—	—	—	—	—	—
Balance at March 31, 2019	$1,802	$2,194	$1,314	$(818)	$(910)	$22
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(84)	$42
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27	25
Equity in earnings of unconsolidated affiliates	(1)	—
Deferred income tax expense	(10)	3
Gain on disposition of assets and investments	(19)	(4)
Goodwill impairment	62	—
Asset impairments	64	—
Other	1	(4)

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(169)	(48)
Contract assets	15	(1)
Accounts payable	125	39
Contract liabilities	(59)	4
Accrued salaries, wages and benefits	31	9
Other assets and liabilities	58	(17)
Total cash flows provided by operating activities	$41	$48
Cash flows from investing activities:
Purchases of property, plant and equipment	$(2)	$(2)
Investments in equity method joint ventures	—	(70)
Acquisition of businesses, net of cash acquired	(9)	—
Other	—	3
Total cash flows used in investing activities	$(11)	$(69)
Cash flows from financing activities:
Borrowings on long-term debt	113	—
Payments on short-term and long-term borrowings	(252)	(2)
Debt issuance costs	(3)	—
Payments of dividends to shareholders	(11)	(11)
Net proceeds from issuance of common stock	2	1
Payments to reacquire common stock	(4)	(3)
Other	—	(2)
Total cash flows used in financing activities	$(155)	$(17)
Effect of exchange rate changes on cash	(21)	7
Decrease in cash and equivalents	(146)	(31)
Cash and equivalents at beginning of period	712	739
Cash and equivalents at end of period	$566	$708
Noncash financing activities
Dividends declared	$14	$11

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by general accepted accounting principles for annual financial statements and should be read together with our 2019 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2020 and the results of our operations for the three months ended March 31, 2020 and 2019, and our cash flows for the three months ended March 31, 2020 and 2019.

Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2019 Annual Report on Form 10-K.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 9 to our condensed consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Business Reorganization and Restructuring Activities

The impact of the recent declines in oil prices, the COVID-19 pandemic and related economic, business and market disruptions is evolving rapidly and its future effects are uncertain. The actual impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. During the first quarter of 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the recent decline in oil prices and the COVID-19 pandemic. The restructuring plan is designed to optimize costs and improve operational efficiencies. As a result of certain restructuring activities and the adverse market conditions, we also performed interim impairment tests of our goodwill, intangible assets, significant investments and various other assets resulting in impairment charges recognized for the three months ended March 31, 2020. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairment" for further discussion.

The restructuring plan included the reorganization of KBR's management structure primarily within our Energy Solutions business segment. The reorganization did not have an impact on our identified reportable segments. See Note 2 to our condensed consolidated financial statements for further discussion on our segments.

Impact of Adoption of New Accounting Standards

Financial Instruments - Credit Losses

Effective January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach. This ASU replaces the incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset, including receivables, are recorded. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events. As a result of the adoption, we recorded a cumulative effect adjustment to retained earnings of $3 million, net of tax of $1 million, on our opening condensed consolidated balance sheet as of January 1, 2020. See Note 19 "Financial Instruments and Risk Management" for further discussion related to credit losses.

Other Standards

Effective January 1, 2020, we adopted ASU No. 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

Effective January 1, 2020, we adopted ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU amends the guidance for determining whether a decision-making fee is a variable interest. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

Effective January 1, 2020, we adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2020, we adopted ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, public companies will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2020, we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. As a result of the adoption of this standard, we used Step 1 to measure the goodwill impairment loss recognized during the first quarter of 2020 without proceeding to Step 2 of the goodwill impairment test as required under the previous standard. See Note 8 "Goodwill and Goodwill Impairment" for discussion of goodwill impairment recognized for the three months ended March 31, 2020.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of March 31, 2020, and December 31, 2019, are presented below:

	March 31,	December 31,
Dollars in millions	2020	2019
Current maturities of long-term debt	$12	$27
Reserve for estimated losses on uncompleted contracts	9	10
Retainage payable	46	41
Income taxes payable	26	25
Restructuring reserve	28	—
Value-added tax payable	34	36
Dividend payable	14	11
Other miscellaneous liabilities	59	36
Total other current liabilities	$228	$186

Note 2. Business Segment Information

We provide a wide range of professional services and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, a relatively few number of projects, government programs and joint ventures represent a substantial part of our operations. Our reportable segments follow the same accounting policies as those described in Note 1 to our condensed consolidated financial statements.

We are organized into three core business segments, Government Solutions, Technology Solutions, and Energy Solutions and two non-core business segments as described below:
Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR covers the full spectrum from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our acquisitions as described in Note 4 to our condensed consolidated financial statements have been fully integrated with our existing operations.

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

Operations by Reportable Segment

	Three Months Ended
	March 31,
	2020	2019
Dollars in millions
Revenues:
Government Solutions	$955	$975
Technology Solutions	88	92
Energy Solutions	491	272
Subtotal	1,534	1,339
Non-strategic Business	3	1
Total revenues	$1,537	$1,340

Gross profit (loss):
Government Solutions	$127	$90
Technology Solutions	29	27
Energy Solutions	34	36
Subtotal	190	153
Non-strategic Business	(4)	—
Total gross profit	$186	$153
Equity in earnings of unconsolidated affiliates	1	—
Selling, general and administrative expenses	(97)	(78)
Acquisition and integration related costs	—	(1)
Goodwill impairment	(62)	—
Restructuring charges and asset impairments	(116)	—
Gain on disposition of assets	19	4
Operating (loss) income	$(69)	$78
Interest expense	$(23)	$(25)
Other non-operating income	$7	$5
(Loss) income before income taxes and noncontrolling interests	$(85)	$58

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

Energy Solutions

We recognized a favorable change of $16 million in estimated revenues and gross profit associated with variable consideration resulting from resolution of a contingency on a completed LNG project in Australia during the three months ended March 31, 2020.

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Government Solutions revenue earned from key U.S. government customers including U.S. DoD agencies and NASA was $727 million and $763 million for the three months ended March 31, 2020 and 2019, respectively. Government Solutions revenue earned from non-U.S. government customers including the U.K. MoD, the Australian Defence Force and others was $228 million and $212 million for the three months ended March 31, 2020 and 2019, respectively.

Revenue by geographic destination was as follows:

	Three Months Ended March 31, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$513	$8	$238	$3	$762
Middle East	187	2	62	—	251
Europe	190	8	51	—	249
Australia	31	—	56	—	87
Canada	—	—	25	—	25
Africa	19	1	22	—	42
Asia	—	67	1	—	68
Other countries	15	2	36	—	53
Total net revenue	$955	$88	$491	$3	$1,537

	Three Months Ended March 31, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$521	$5	$101	$1	$628
Middle East	198	5	44	—	247
Europe	199	14	41	—	254
Australia	21	—	53	—	74
Canada	—	—	2	—	2
Africa	22	5	18	—	45
Asia	—	61	2	—	63
Other countries	14	2	11	—	27
Total net revenue	$975	$92	$272	$1	$1,340

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended March 31, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$288	$86	$95	$—	$469
Cost Reimbursable	667	2	396	3	1,068
Total net revenue	$955	$88	$491	$3	$1,537

	Three Months Ended March 31, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$272	$91	$41	$1	$405
Cost Reimbursable	703	1	231	—	935
Total net revenue	$975	$92	$272	$1	$1,340

Remaining Performance Obligations

We recognized revenue from performance obligations satisfied in previous periods of $28 million, and $8 million for the three months ended March 31, 2020 and 2019, respectively.

On March 31, 2020, we had $11.0 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 33% of our remaining performance obligations as revenue within one year, 35% in years two through five, and 32% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2020.

Contract Assets and Contract Liabilities

We recognized revenue of $181 million for the three months ended March 31, 2020, that was previously included in the contract liability balance at December 31, 2019.

Accounts Receivable

	March 31,	December 31,
Dollars in millions	2020	2019
Unbilled	$493	$308
Trade & other	592	630
Accounts receivable	$1,085	$938

Note 4. Acquisitions

Scientific Management Associates (Operations) Pty Ltd

On March 6, 2020, we acquired certain assets and assumed certain liabilities related to the government defence business of Scientific Management Associates (Operations) Pty Ltd ("SMA"). The acquired business of SMA provides technical training services to the Royal Australian Navy and is reported within our GS business segment. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $13 million, less $4 million of hold-backs to be settled and other adjustments resulting in net cash consideration paid of $9 million. We recognized goodwill of $11 million arising from the acquisition, which relates primarily to future growth opportunities to expand services provided to the Royal Australian Navy.  The goodwill recognized is not deductible for tax purposes.

Note 5. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $58 million and $59 million as of March 31, 2020 and December 31, 2019, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $26 million and $28 million as of March 31, 2020, and December 31, 2019, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 13 of our condensed consolidated financial statements for additional information. The amount also includes $32 million and $31 million as of March 31, 2020 and December 31, 2019, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 6. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2020	2019
Amounts included in project estimates-at-completion at January 1,	$978	$973
Increase in project estimates	2	11
Approved change orders	(6)	—
Foreign currency effect	(102)	5
Amounts included in project estimates-at-completion at March 31,	$872	$989
Amounts recognized over time based on progress at March 31,	$872	$965

As of March 31, 2020 and 2019, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
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

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $140 million and $158 million as of March 31, 2020 and December 31, 2019, respectively.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at March 31, 2020. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal related to the Funding Deeds. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017. Pursuant to this decision, JKC has undertaken steps for a formal contract adjustment to the cost reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of March 31, 2020. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. However, the client does not agree with the impact of the arbitration award and, accordingly, we have initiated a new proceeding to obtain further determination from the arbitration tribunal.

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

As of March 31, 2020, JKC's claims against the Consortium were approximately $1.8 billion for recovery of JKC's costs. Hearings on the power plant arbitration are scheduled for November 2020 and March 2021 (the "Arbitration"). The previous hearing dates were vacated due to the COVID-19 outbreak. The current dates may continue to be impacted by the COVID-19 pandemic. JKC also initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. In May 2019, the court ruled against the declaration and JKC's appeal is pending from the court.

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

As of March 31, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance and warranty letters of credit have been extended to February 2021 to allow for the various disputes to be resolved.

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at March 31, 2020, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

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

See Note 9 to our condensed consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 7. Restructuring Charges and Asset Impairments

Restructuring Charges

During the first quarter of 2020 our management initiated and approved a broad restructuring plan in response to the recent, steep decline in oil prices which, coupled with significant adverse impacts of the COVID-19 pandemic on economic and market conditions, has resulted in dislocation of the global energy market. The restructuring plan is designed to refine our market focus, optimize costs and improve operational efficiencies. The restructuring activities and related costs approved under the plan primarily relate to rationalization of real estate and overhead across various geographies in our ES and Other segments. As part of the restructuring plan, total restructuring charges of approximately $47 million were recognized in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended March 31, 2020 of which $23 million relates to our ES business segment and $24 million relates to our Other segment representing corporate and other overhead expenses. Total restructuring charges included severance of approximately $24 million and real estate lease abandonments of approximately $23 million associated with office facilities located in the U.S. and U.K. These lease-related restructuring charges represent accrued estimated non-lease components and other operating expenses associated with the fully abandoned office space. In estimating the fair value of the lease-related restructuring charges, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate and other inputs including management assumptions regarding future estimated operating costs, office space utilization, and inflation over the remaining lease terms.

We expect the restructuring activities will be substantially completed in 2020. Additional restructuring activities could be identified and approved as part of the plan.

The restructuring liability at March 31, 2020 was $46 million of which $28 million is included in "Other current liabilities" and $18 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance		Lease Abandonment	Total
Balance as of January 1, 2020	$—		$—	$—
Restructuring charges accrued during the period	24		23	47
Cash payments / settlements during the period	(1)		—	(1)
Currency translation and other adjustments	—		—	—
Balance as of March 31, 2020	$23	—	$23	$46

Asset Impairments

As a result of the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic, the significant drop in the price of our common shares, and the resulting restructuring plans initiated during the first quarter of 2020, we performed interim impairment tests of our long-lived assets including goodwill, intangible assets and equity investments as well as leased right-of-use and related assets. See Note 8 "Goodwill and Goodwill Impairment" for further discussion of goodwill impairment recognized in the first quarter of 2020.

We determined the fair value of our long-lived assets based primarily on discounted cash flow analyses, and in the case of our equity investments, we also used a market earnings multiple approach. These determinations included significant management judgment, including short-term and long-term forecasts of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual recovery of the oil and gas industry, and in the case of long-lived assets, the remaining useful life and service potential of the asset. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Leased office facilities and related assets. Management's restructuring plan included the rationalization of the certain leased real estate primarily in the U.S. and U.K. As a result, we began evaluating excess office space apart from office space we will continue to utilize. We made decisions to market certain excess office space for sublease and the remaining excess office space was abandoned along with any related leasehold improvements, furniture and fixtures. The abandoned leased facilities and related assets will not provide any substantial future economic benefit and were impaired accordingly during the quarter. We recognized lease right-of-use asset impairments of approximately $28 million and impairments of leasehold improvements, furniture and fixtures of approximately $7 million included in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended March 31, 2020. In determining these impairments, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate and other inputs including management assumptions regarding future cash flows over the remaining estimated useful life of the asset, office space utilization including sublease assumptions.

Trade name intangibles. We recognized an impairment loss on indefinite-lived intangible assets of approximately $11 million associated with certain trade names acquired through previous business combinations. In connection with the energy market decline, management assessed the fair value of trade names utilized by certain operations within the ES business segment, concluded that they were substantially impaired and decided to cease use of those trade names. The trade names will provide no benefit to future periods and accordingly, the carrying values of these intangibles were impaired accordingly. In determination of this impairment, we estimated fair value using a relief-from-royalty income approach which utilized Level 3 fair value inputs including management estimates of contract performance, hypothetical royalty rates and our weighted average cost of capital.
The loss was included in "Restructuring charges and asset impairments" in our condensed consolidated statement of operations for the three months ended March 31, 2020.

Equity method investments. We evaluated significant investments and determined that two equity method investments were other-than-temporarily impaired as of March 31, 2020 including a 15% interest in a project joint venture located in the Middle East and a 50% interest in a joint venture in Latin America. We recognized total impairment losses of approximately $18 million on these investments included in "Restructuring charges and asset impairments" for the three months ended March 31, 2020, of which $13 million related to the Middle East joint venture project in our ES business segment. The fair value of this investment was determined using a blended income-based and market-based approach utilizing Level 2 fair value inputs including significant management assumptions such as projected commodity prices, operating margins, cash flows and weighted average cost of capital. We recognized an impairment loss of $5 million on the joint venture in Latin America that is reported in our Non-strategic Business segment. The impairment loss includes the write-off of a shareholder loan to the joint venture and funding of costs to dispose of the underlying joint venture assets.

The restructuring charges and impairment assessments based on fair value determinations described above incorporate inherent uncertainties, some of which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Note 8. Goodwill and Goodwill Impairment

In connection with our business reorganization and restructuring activities during the first quarter of 2020, we changed our internal management reporting structure which resulted in changes to the underlying reporting units within our ES business segment. Additionally, given the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic as well as the significant decline in the price of our common shares during the first quarter of 2020, we performed an interim impairment test of goodwill resulting in goodwill impairment of $62 million for the three months ended March 31, 2020. The goodwill impairment was associated with a reporting unit in our ES business segment. We determined that none of the goodwill associated with reporting units in our TS and GS business segments was impaired.

For reporting units in our ES business segment, fair value was determined using an income approach utilizing discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value. For all other reporting units, fair values were determined using a blended approach including market earnings multiples and discounted cash flow models. Under the market approach, we estimated fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Total
Balance as of January 1, 2020	$978	$50	$237	$1,265
Goodwill acquired during the period	11	—	—	11
Impairment loss	—	—	(62)	(62)
Foreign currency translation	(3)	—	(1)	(4)
Balance as of March 31, 2020	$986	$50	$174	$1,210

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended March 31,	Year Ended December 31,
	2020	2019
Dollars in millions
Beginning balance at January 1,	$850	$724
Cumulative effect of change in accounting policy (a)	—	29
Adjusted balance at January 1,	850	753
Equity in earnings of unconsolidated affiliates	1	35
Distributions of earnings of unconsolidated affiliates	(4)	(69)
Payments from (advances to) unconsolidated affiliates, net	(7)	(10)
Investments (b)	—	146
Impairment of equity method investments (c)	(16)	—
Foreign currency translation adjustments	(61)	(7)
Other	(4)	2
Ending balance	$759	$850

(a)	At January 1, 2019, we recognized a cumulative effect adjustment of $29 million as a result of the adoption of ASC 606 by our remaining unconsolidated project joint ventures.

(b)	Investments include $141 million in funding contributions to JKC for the period ended December 31, 2019.

(c)
During the three months ended March 31, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East and a $3 million related to a joint venture in Latin America. See Note 7 "Restructuring Charges and Asset Impairments" for further discussion.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of March 31, 2020, we do not project any losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	March 31, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$12	$10
Aspire Defence Limited	$62	$5
JKC joint venture (Ichthys LNG project)	$489	$30
U.K. Road project joint ventures	$58	$1
Middle East Petroleum Corporation (EBIC ammonia project)	$33	$1

	December 31, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$14	$10
Aspire Defence Limited	$67	$5
JKC joint venture (Ichthys LNG project)	$546	$29
U.K. Road project joint ventures	$40	$21
Middle East Petroleum Corporation (EBIC ammonia project)	$47	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the three months ended March 31, 2020 and 2019, our revenues included $147 million and $175 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and the JKC joint venture within our ES business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2020, and December 31, 2019 are as follows:

	March 31,	December 31,
Dollars in millions	2020	2019
Accounts receivable, net of allowance for credit losses	$53	$49
Contract assets (a)	$2	$2
Contract liabilities (a)	$33	$33

(a)	Reflects contract assets and contract liabilities primarily related to joint ventures within our ES business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$46	$23
Aspire Defence subcontracting entities (Aspire Defence project)	$493	$245

Dollars in millions	December 31, 2019
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$24
Aspire Defence subcontracting entities (Aspire Defence project)	$530	$283

Note 10. Retirement Benefits

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	$1	$10	$1	$13
Expected return on plan assets	(1)	(15)	(1)	(20)
Recognized actuarial loss	—	6	—	4
Net periodic benefit cost	$—	$1	$—	$(3)

For the three months ended March 31, 2020, we have contributed approximately $11 million of the $46 million we expect to contribute to our plans in 2020.

Note 11. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	March 31, 2020	December 31, 2019
Term Loan A	$267	$176
Term Loan B	520	756
Convertible Notes	350	350
Unamortized debt issuance costs - Term Loan A	(4)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(18)	(15)
Unamortized debt issuance costs and discount - Convertible Notes	(50)	(53)
Total long-term debt	1,065	1,210
Less: current portion	12	27
Total long-term debt, net of current portion	$1,053	$1,183

Senior Credit Facility

On February 7, 2020, we amended our Senior Credit Facility to, among other things, reduce the applicable margins and commitment fees associated with the various borrowings under the facility. Simultaneous with the amendment, we used proceeds from the new facility and cash on hand to refinance our outstanding borrowings resulting in an amended senior secured credit facility ("Senior Credit Facility") that consists of a $500 million revolving credit facility ("Revolver"), a $500 million PLOC, a $275 million Loan A, ("Term Loan A") and a $520 million Term Loan B ("Term Loan B"). In addition, the amendment extended the maturity dates with respect to the Revolver, PLOC and the Term Loan A to February 2025 and Term Loan B to February 2027, and amended certain other provisions including the financial covenants.

The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, adjusted LIBOR plus an additional margin or base rate plus additional margin. The interest rate with respect to the Term Loan B is LIBOR plus 2.75%. The Senior Credit Facility provides for fees on letters of credit issued under the PLOC at varying rates, as shown below. Additionally, there is a commitment fee with respect to the Revolver and PLOC.

The details of the applicable margins and commitment fees under the amended Senior Credit Facility are based on the Company's consolidated leverage ratio as follows:

	Revolver and Term Loan A
Consolidated Leverage Ratio	LIBOR Margin	Base Rate Margin	Performance Letter of Credit Fee	Commitment Fee
Greater than or equal to 3.25 to 1.00	2.25%	1.25%	1.35%	0.35%
Less than 3.25 to 1.00 but greater than or equal to 2.25 to 1.00	2.00%	1.00%	1.20%	0.30%
Less than 2.25 to 1.00 but greater than or equal to 1.25 to 1.00	1.75%	0.75%	1.05%	0.25%
Less than 1.25 to 1.00	1.50%	0.50%	0.90%	0.20%

The Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount commencing with the fiscal quarter ending June 30, 2020, increasing to 1.25% starting with the quarter ending June 30, 2022. The Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts commencing with the fiscal quarter ending June 30, 2020.

The Senior Credit Facility contains financial maintenance covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of March 31, 2020, we were in compliance with our financial covenants.

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

As of March 31, 2020, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $7 million. The net carrying value of the equity component related to the Convertible Notes was $57 million as of March 31, 2020 and December 31, 2019.

The amount of interest cost recognized relating to the contractual interest coupon was $2 million and relating to the amortization of the discount and debt issuance costs was $3 million, for the three months ended March 31, 2020 and 2019. The effective interest rate on the liability component was 6.50% for the three months ended March 31, 2020 and 2019.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers. Letters of credit are provided to certain customers and counterparties in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. We have $1 billion in a committed line of credit under the Senior Credit Facility, comprised of the $500 million Revolver and $500 million PLOC. Additionally, we have approximately $365 million of uncommitted lines of credit to support the issuance of letters of credit. Surety bonds are also posted under the terms of certain contracts to guarantee our performance. As of March 31, 2020, with respect to our $500 million Revolver, we have no outstanding revolver borrowings and have issued $25 million of letters of credit. With respect to our PLOC, we have $100 million of outstanding letters of credit. With respect to our $365 million of uncommitted lines of credit, we have utilized $196 million for letters of credit as of March 31, 2020. The total remaining capacity of these committed and uncommitted lines of credit is approximately $1.0 billion. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $168 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 12. Income Taxes

The effective tax rate was approximately 1% and 27% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020, as compared to the U.S. statutory rate of 21%, was primarily impacted by several impairment and restructuring charges incurred. Excluding the tax impact of the impairment and restructuring charges, our tax rate would be 26% for the three months ended March 31, 2020.

Our estimated annual effective rate for 2020 is 26% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2020 earnings are generated.

The valuation allowance for deferred tax assets as of March 31, 2020 and December 31, 2019 was $198 million and $200 million, respectively. The changes in the valuation allowance were decreases of $2 million and $3 million for the three months ended March 31, 2020 and 2019, respectively, due to our ability to utilize additional valued foreign tax credits during these periods resulting from changes in the amount and character of forecasted income. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $757 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $514 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, was $92 million and $97 million, respectively. The decrease in the reserve for uncertain tax positions primarily relates to the expiration of statute of limitations during the period ending March 31, 2020.

Note 13. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoD, NASA, and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA which is responsible for the administration of the majority of our contracts. The scope of these audits include, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe any completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

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

Form 1s

The U.S. government has issued and has outstanding Form 1s questioning $78 million of billed costs as of March 31, 2020. They had previously paid us $52 million of the questioned costs related to our services on the LogCAP III contract. The remaining balance of $26 million as of March 31, 2020 is included on our condensed balance sheets in “Claims and accounts receivable." In addition, we have withheld $26 million from our subcontractors at March 31, 2020 related to these questioned costs, which is included in "Other current liabilities" on our condensed balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $41 million as of March 31, 2020 and December 31, 2019. The balance at March 31, 2020, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $25 million and $16 million, respectively. The balance at December 31, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other current liabilities" on our condensed consolidated balance sheets. As of March 31, 2020, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate if we are unable to favorably resolve our claims and disputes against the U.S. government. See "KBR Contract Claim on FKTC containers" below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more were expected to occur in early 2020 but have been postponed due to COVID-19.  The court had initially set a deadline of July 19, 2020 as the cutoff for all fact discovery and depositions which will also be extended due to COVID-19 travel restrictions and related delays.  We believe the allegations of fraud by the relators are without merit and, as of March 31, 2020, no amounts have been accrued.

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

Discovery for this complaint is now complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas. As of March 31, 2020, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments are scheduled to occur on May 5, 2020. As of March 31, 2020, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

Note 14. Other Commitments and Contingencies

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  Exxon and SSI have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020 but has been postponed indefinitely due to COVID-19 travel restrictions.

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

The joint venture and its client are discussing potential resolution of the claims although no specific course of action has been agreed. In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations. The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but was rescheduled to August 2020. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. As of March 31, 2020, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are in early stages. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time.

Note 15. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 81% of our lease obligations at March 31, 2020. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purpose of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of lease costs for the three months ended March 31, 2020 and 2019 were as follows:

	March 31,	March 31,
Dollars in millions	2020	2019
Operating lease cost	$13	14
Short-term lease cost	37	20
Total lease cost	$50	$34
Operating lease cost for the three months ended March 31, 2020 includes operating lease ROU asset amortization of $9 million and other noncash operating lease costs of $4 million related to the accretion of operating lease liabilities and straight-line lease accounting.

Total short-term lease commitments as of March 31, 2020 was approximately $90 million. Additional information related to leases was as follows:

March 31,
Dollars in millions	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15
Right-of-use assets obtained in exchange for new operating lease liabilities	$5
Weighted-average remaining lease term-operating (in years)	7.0
Weighted-average discount rate-operating leases	7.4%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of March 31, 2020:

	Year
Dollars in millions	2020	2021	2022	2023	2024	Thereafter	Total
Future payments - operating leases	$38	$42	$33	$28	$19	$86	$246

Dollars in millions	Operating Leases
Total future payments	$246
Less imputed interest	(59)
Present value of future lease payments	$187
Less current portion of lease obligations	(42)
Noncurrent portion of lease obligations	$145

Note 16. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	(70)	—	(23)	(93)
Amounts reclassified from AOCL	(12)	5	6	(1)
Net other comprehensive income (loss)	(82)	5	(17)	(94)
Balance at March 31, 2020	$(397)	$(649)	$(35)	$(1,081)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(1)	—	(3)	(4)
Amounts reclassified from AOCL	—	3	1	4
Net other comprehensive income (loss)	(1)	3	(2)	—
Balance at March 31, 2019	$(305)	$(589)	$(16)	$(910)

Reclassifications out of AOCL, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2020	2019	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$12	$—	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$12	$—	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(6)	$(4)	See (a) below
Tax benefit	1	1	Provision for income taxes
Net pension and post-retirement benefits	$(5)	$(3)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(6)	$(1)	Other non-operating income
Tax benefit	—	—	Provision for income taxes
Net changes in fair value of derivatives	$(6)	$(1)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 10 to our condensed consolidated financial statements for further discussion.

Note 17. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million of share repurchase, returning the authorization level to $350 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	March 31, 2020
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	149,124	$25.96	$4

	Three Months Ended
	March 31, 2019
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	160,635	$19.77	$3

Note 18. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2020	2019
Basic weighted average common shares outstanding	142	141
Stock options, restricted shares, and convertible debt	—	—
Diluted weighted average common shares outstanding	142	141

For purposes of applying the two-class method in computing income (loss) per share, there was no net earnings allocated to participating securities for the three months ended March 31, 2020. Net earnings allocated to participating securities for the three months ended March 31, 2019 was $0.3 million, or a negligible amount per share. The diluted income (loss) per share calculation did not include 1.1 million and 1.7 million antidilutive weighted average shares for the three months ended March 31, 2020 and 2019.

Note 19. Fair Value of Financial Instruments and Risk Management

Fair value measurements. The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short-term maturities of these financial instruments. The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our condensed consolidated balance sheets are provided in the following table.

		March 31, 2020		December 31, 2019
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$267	$267	$176	$176
Term Loan B	Level 2	520	468	756	764
Convertible notes	Level 2	350	366	350	466
Nonrecourse project debt	Level 2	17	18	18	18

See Note 11 for further discussion of our term loans, convertibles notes, and nonrecourse project debt.

The following disclosures for foreign currency risk and interest rate risk includes the fair value hierarchy levels for our assets and liabilities that are measured at fair value on a recurring basis.

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

As of March 31, 2020, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $42 million, all of which had durations of 20 days or less. We also had approximately
$2 million (gross notional value) of cash flow hedges which had durations of 4 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at March 31, 2020, and December 31, 2019. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended
	March 31,
Gains (losses) dollars in millions	2020	2019
Balance Sheet Hedges - Fair Value	$1	$—
Balance Sheet Position - Remeasurement	6	3
Net	$7	$3

Interest rate risk. The Company uses interest rate swaps to reduce interest rate risk and to manage net interest expense.  On October 10, 2018 we entered into interest rate swap agreements with a notional value of $500 million to manage the interest rate exposure on our variable rate loans.  By entering into swap agreements, the Company converted the LIBOR rate based liability into a fixed rate liability for a four year period.  Under the swap agreements, the Company receives one month LIBOR rate and pays monthly a fixed rate of 3.055% for the term of the swaps. The interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at March 31, 2020, was $41 million of which $14 million is included in "Other current liabilities" and $27 million is included "Other liabilities." The unrealized net losses on these interest rate swaps was $41 million and included in "AOCL" as of March 31, 2020. The fair value of the interest rate swaps at December 31, 2019 was $21 million of which $8 million is included in "Other current liabilities" and $13 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $21 million and included in "AOCL" as of December 31, 2019.

Credit Losses. We are exposed to credit losses primarily through our full life-cycle professional services, project delivery, and technologies offered in our ES and TS business segments. We do not consider our GS business segment to be at risk for credit losses as substantially all services within this segment are provided to the U.S., U.K. and Australian governments and related agencies. We determined our allowance for credit losses by using a loss-rate methodology, in which we assessed our historical write-off of receivables against our total receivables and contract asset balances over several years. From this historical loss-rate approach, we also considered the current and forecasted economic conditions expected to be in place over the life of our receivables and contract assets.

We monitor our ongoing credit exposure through an active review of our customers’ receivables balance against contract terms and due dates. Our activities include timely performance of our accounts receivable reconciliations, assessment of our aging of receivables, dispute resolution and payment confirmation. We will also monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess for any forecasted change in market conditions to adjust our credit reserve.

At March 31, 2020, our ES and TS business segments that are subject to credit risk, reported approximately $566 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $9 million. Although there has been an economic disruption resulting from the impact of COVID-19 and the decline in oil prices during the quarter, changes in our credit loss reserve was not material for the three months ended March 31, 2020. Based on an aging analysis at March 31, 2020, 90% of our accounts receivable related to these segments were outstanding less than 90 days.

Note 20. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other post-retirement plans. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU No. 2018-14 to have any impact on our financial position, results of operations or cash flows.

In March 2020, the FASB issues ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued if certain criteria are met. Each of the expedients can be applied as of January

1, 2020 through December 31, 2022. For eligible hedging relationships existing as of January 1, 2020 and prospectively, we are currently in the process of assessing the optional expedient allowing an entity to assume that the hedged forecasted transaction in a cash flow hedge is probable of occurring. As reference rate reform is still an ongoing process, we will continue to evaluate the timing and potential impact of adoption for other optional expedients when deemed necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes, and our 2019 Annual Report on Form 10-K.

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

Business Environment and Trends

Industry Outlook

During these unprecedented times, as our company and the world responds to the recent outbreak of the COVID-19 pandemic, we have focused on the health, safety and wellbeing of our employees.  We became aware of the potential impacts of COVID-19 on our operations prior to its spread throughout the United States in light of our operations in China and South Korea. In January 2020, we deployed our global crisis management team, which began planning for various scenarios, tested our business resilience plans and information technology infrastructure, and started transitioning our employees to telecommuting arrangements where feasible. Over 90% of our office personnel are successfully working remotely. The teamwork and agility demonstrated across the organization exemplifies the OneKBR culture.

In early February 2020, we strengthened our liquidity profile and financial platform with the successful closing of our amended credit facility, which lowered our cost of capital.  As of March 31, 2020, we have no borrowings outstanding under our $500 million revolving credit facility, and based on expected free cash flow throughout the remainder of 2020, management currently has no plans to draw on this source for operating purposes.  In addition, on April 15, 2020, we paid a quarterly dividend of $0.10 per share, reflecting the planned 25% increase announced earlier this year.  We believe strong liquidity combined with the company’s ability to generate free cash flow in the current environment demonstrates resilience in our business.

As our employees transition to teleworking, we engaged our supply chain and instituted enhanced processes which we believe will ensure visibility of performance. The successful transition to working from home has presented us with the opportunity to accelerate our sustainability agenda and redefine how we will work in the future. The opportunity for increased flexibility as the company transitions out of the COVID-19 environment creates a safer working environment and reduces commutes for our employees, providing for a truly global workforce. We have accelerated the deployment of plans to transition our operations to a more modern and productive work environment, and as a result expect to reduce our overall real estate footprint and make more efficient use of remaining office space, which we believe will lower costs, energy usage and waste.

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

With over 70% of our portfolio supporting mission critical operations for the U.S., U.K. and Australian governments, our people swiftly and deftly mobilized to ensure continuity of service amid the COVID-19 pandemic. In addition to the ongoing services provided under the company’s portfolio of long-term contracts, our GS business is directly engaged in supporting COVID-19 global response efforts, including the following:

•	Scientific and biological research to develop therapies and/or vaccines led by KBR scientists;

•	Design, manufacture and distribution of 3-D printed masks for medical personnel and first responders; and

•	Humanitarian and disaster relief support.

Our GS customers across the world have been supportive and have emphasized that telecommuting flexibilities should be maximized during the COVID-19 pandemic. We have been directed, where safe and possible, to maintain normal work schedules, and the majority of our programs continue on pace with our expectations for 2020.

Hydrocarbons Market Overview

In the hydrocarbons market, demand for our technologies, solutions and services is highly correlated to the level of capital and operating expenditures of our customers and prevailing market conditions. The COVID-19 pandemic has impacted energy demand in large part caused by a global economic contraction/recession. Production wars among the Organization of the Petroleum Exporting Countries ("OPEC") and Russia (together with OPEC and other allied producing countries, "OPEC+"), coupled with already high production in the U.S., have significantly increased supply, driving already low commodity prices even lower. This volatility in commodity prices has resulted in many energy companies taking steps to defer or suspend capital expenditures, resulting in delayed or reduced volumes of business across the sector.

We believe robust 2019 bookings and our large proportion of operations and maintenance funded services will provide stability during this period. We are monitoring capital investment and spending modifications across our client base and are proactively streamlining our ES business to reduce excess real estate capacity and overhead.

Restructuring Plan and Asset Impairments

See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" for further discussion of restructuring activities approved and initiated during the first quarter of 2020 which resulting in restructuring charges as well as impairments of various assets including goodwill, intangible assets and investments primarily associated with our ES business segment and our Other segment representing corporate and other overhead expenses.

Our Business

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

Our business is organized into three core and two non-core business segments supporting the government services and hydrocarbons markets as follows:

Core business segments

• Government Solutions
• Technology Solutions
• Energy Solutions

Non-core business segments

• Non-strategic Business
• Other

See additional information on our business segments, including detail with respect to changes to our reportable segments in Notes 1 and 2 to our condensed consolidated financial statements.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The information below is an analysis of our consolidated results for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Revenues	$1,537	$1,340	$197	15%

The increase in consolidated revenues was primarily driven by recent awards and EPC scope ramp-up in our ES business with increased revenues of $219 million, slightly offset by decreases in our GS business due to the timing of the completion of projects and the ramp-up of recent awards, and timing of progress on several projects in our TS business.

Gross Profit	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Gross profit	$186	$153	$33	22%

The increase in gross profit is principally driven by the GS business segment which contributed $37 million in increased gross profit primarily driven by volume growth on engineering and other projects in the U.S. and improvements in margins as the Aspire project estimates crystallize and uncertainties associated with index-based price adjustments dissipate. These increases were offset by an unfavorable mix of lower margin projects primarily in the U.S. in the ES business segment.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Equity in earnings of unconsolidated affiliates	$1	$—	$1	n/m

Equity earnings was favorably impacted an impairment in 2019 on an investment in a joint venture in Latin America that did not recur which was substantially offset by the completion of a North Sea oil project and a change in cost estimates on our Ichthys LNG project.

Selling, General and Administrative Expenses	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Selling, general and administrative expenses	$(97)	$(78)	$19	24%

Selling, general and administrative expenses in the three months ended March 31, 2020 was $19 million higher than the same period in 2019 primarily related to organic growth within our GS business segment, and other corporate general expenses.

Acquisition and Integration Related Costs	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Acquisition and integration related costs	$—	$(1)	$(1)	(100)%

The decrease in acquisition and integration related costs was primarily due to substantial completion of acquisition and integration activities in early 2019.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Goodwill impairment	$(62)	$—	$(62)	n/m
Restructuring charges and asset impairments	$(116)	$—	$(116)	n/m

As a result of deteriorating market conditions in the energy sector, we recognized goodwill impairment of approximately $62 million associated with a reporting unit in our ES business segment during the first quarter of 2020. In response to the deteriorating market conditions, management initiated a broad restructuring plan during the first quarter of 2020. As a result of the deteriorating energy market and the restructuring plan, we also recognized recognized restructuring charges and asset impairments in the three months ended March 31, 2020 totaling $116 million. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" in the footnotes to our accompanying condensed consolidation financial statements.

Interest Expense	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Interest expense	$(23)	$(25)	$(2)	(8)%

The decrease in interest expense was primarily due to lower outstanding borrowings and lower weighted-average interest rates on our variable-rate debt as a result of the refinancing of our credit facility in the first quarter of 2020. See Note 11 to our condensed consolidated financial statements for further discussion.

Other Non-operating Income	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Other non-operating income	$7	$5	$2	40%

Other non-operating income primarily includes foreign exchange gains and losses. In the first quarter of 2020, we recognized net foreign currency gains of approximately $5 million consisting primarily of favorable foreign currency movements on U.S. Dollar cash positions held in Australia and certain intercompany balance positions denominated in British Pounds, Australian Dollars and Norwegian Krona.

Provision for Income Taxes	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
(Loss) income before provision for income taxes and noncontrolling interests	$(85)	$58	$(143)	(247)%
Benefit (provision) for income taxes	$1	$(16)	$(17)	(106)%

Our provision for income taxes for the three months ended March 31, 2020, reflects a 1% tax rate as compared to a 27% tax rate for the three months ended March 31, 2019. The effective tax rate of 1% for the three months ended March 31, 2020 was primarily impacted by several impairment and restructuring charges incurred during the period. Excluding the tax impact of the impairment and restructuring charges, our tax rate would be 26% for the three months ended March 31, 2020. The effective tax rate of 27% for the three months ended March 31, 2019 was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. See Note 12 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Net income attributable to noncontrolling interests	$(20)	$(2)	$18	n/m

The increase in net income attributable to noncontrolling interests was associated with variable consideration resulting from the resolution of a contingency on a completed LNG project and liquidation of the joint venture.

Results of Operations by Business Segment

	Three Months Ended March 31,
Dollars in millions	2020	2019
Revenues
Government Solutions	$955	$975
Technology Solutions	88	92
Energy Solutions	491	272
Subtotal	1,534	1,339
Non-strategic Business	3	1
Total revenues	$1,537	$1,340

Gross profit (loss)
Government Solutions	$127	$90
Technology Solutions	29	27
Energy Solutions	34	36
Subtotal	190	153
Non-strategic Business	(4)	—
Total gross profit	$186	$153

Equity in earnings of unconsolidated affiliates
Government Solutions	$5	$6
Energy Solutions	(4)	3
Subtotal	1	9
Non-strategic Business	—	(9)
Total equity in earnings of unconsolidated affiliates	$1	$—

Total selling, general and administrative expenses	$(97)	$(78)

Acquisition and integration related costs	$—	$(1)

Goodwill impairment	$(62)	$—

Restructuring charges and asset impairments	$(116)	$—

Gain on disposition of assets	$19	$4

Total operating income	$(69)	$78

Government Solutions

GS revenues decreased by $20 million, or 2%, to $955 million in the three months ended March 31, 2020, compared to $975 million in the three months ended March 31, 2019. This decrease was primarily driven by the completion of disaster recovery services provided to the U.S. Air Force in 2019 and lower overseas contingency volume in 2020 partially offset by growth of human performance and behavioral health services provided to the U.S. Special Operations Command, increased engineering services on various other U.S. government programs, and new projects from the U.K. MoD to provide services in the Middle East.

GS gross profit increased by $37 million, or 41%, to $127 million in the three months ended March 31, 2020, compared to $90 million in the three months ended March 31, 2019. This increase was driven by a favorable project mix and an improvement in the Aspire margin as project estimates crystallize as the project progresses toward completion, volume growth on engineering services, and settlement of a legacy legal matter related under our LogCAP III contract.

GS equity in earnings of unconsolidated affiliates decreased by $1 million, or 17%, to $5 million in the three months ended March 31, 2020, compared to $6 million in the three months ended March 31, 2019. The decrease is primarily driven by lower profitability associated with the start-up of a joint venture for a U.S. government base operations support contract.
Technology Solutions

TS revenues decreased by $4 million, or 4%, to $88 million in the three months ended March 31, 2020, compared to $92 million in the three months ended March 31, 2019, primarily due to higher deliveries of proprietary equipment in the first half of 2019 that did not recur in 2020.

TS gross profit increased by $2 million, or 7%, to $29 million in the three months ended March 31, 2020, compared to $27 million in the three months ended March 31, 2019, primarily driven by a more favorable mix of license and proprietary equipment sales as compared to the prior year.

Energy Solutions

ES revenues increased by $219 million, or 81%, to $491 million in the three months ended March 31, 2020, compared to $272 million in the three months ended March 31, 2019. The increase was largely attributable to new awards and ramp-up of existing projects along the U.S. Gulf Coast. The increase also includes the impact of the close-out and a favorable adjustment to contingent consideration on an Australian LNG project.

ES gross profit decreased by $2 million, or 6%, to $34 million in the three months ended March 31, 2020, compared to $36 million in the three months ended March 31, 2019. This decrease was primarily due a higher unfavorable mix of lower margin projects primarily in the U.S as well as lower activity associated with substantial completion of construction on the Ichthys LNG project in late 2019. The decreases were partially offset by the favorable adjustment on the Australian LNG project.

ES equity in earnings of unconsolidated affiliates decreased by $7 million to $4 million in the three months ended March 31, 2020, compared to earnings of $3 million in the three months ended March 31, 2019. This decrease was primarily due to the completion of a North Sea oil project in 2019 and a change in cost estimates on our Ichthys LNG project.

Non-strategic Business

Non-strategic Business earned revenues of $3 million in the three months ended March 31, 2020, compared to $1 million earned in the March 31, 2019. Revenues in the Non-strategic Business were primarily associated with close-out activities on completed projects as we exit the business.

Non-strategic Business earned $4 million of gross profit in the three months ended March 31, 2020 primarily due to favorable benefits on the close-out of a completed project in the U.S. in the three months ended March 31, 2019.

Non-strategic Business earned no equity in earnings of unconsolidated affiliates for the three months ended March 31, 2020 compared to a loss of $9 million for the three months ended March 31, 2019 due to recognition of impairments associated with an equity method investment in Latin America in 2019.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 to our condensed consolidated financial statements. See Note 6 to our condensed consolidated financial statements for more information on the Ichthys LNG project.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.4 billion at March 31, 2020, and $2.6 billion at December 31, 2019. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $76 million and $78 million at March 31, 2020 and December 31, 2019, respectively.

The following table summarizes our backlog by business segment as of March 31, 2020, and December 31, 2019, respectively:

	March 31,	December 31,
Dollars in millions	2020	2019
Government Solutions	$10,718	$10,960
Technology Solutions	527	579
Energy Solutions	2,677	3,097
Subtotal	13,922	14,636
Non-strategic Business	—	—
Total backlog	$13,922	$14,636

We estimate that as of March 31, 2020, 32% of our backlog will be executed within one year. Of this amount, 89% will be recognized in revenues on our condensed consolidated statement of operations and 11% will be recorded by our unconsolidated joint ventures. As of March 31, 2020, $48 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2020, 12% of our backlog was attributable to fixed-price contracts, 49% was attributable to PFIs and 39% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2020, $8.5 billion of our GS backlog was currently funded by our customers.

As of March 31, 2020, we had approximately $2.7 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $13.9 billion and the remaining performance obligation as defined by ASC 606 of $11.0 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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
As noted in Note 11 "Debt and Other Credit Facilities" in the notes to the accompanying condensed consolidated financial statements, we amended our Senior Credit Facility on February 7, 2020, reducing the applicable margins and commitment fees associated with the various borrowings under the facility. Additionally, the amendment extended maturity dates with respect to the Revolver, PLOC and Term Loan A to February 2025 and Term Loan B to February 2027. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of March 31, 2020, we were in compliance with all financial covenants related to our debt agreements.

Cash and equivalents totaled $566 million at March 31, 2020, and $712 million at December 31, 2019, and consisted of the following:

	March 31,	December 31,
Dollars in millions	2020	2019
Domestic U.S. cash	$134	$207
International cash	194	245
Joint venture and Aspire project cash	238	260
Total	$566	$712

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions around the world, including whether foreign earnings are permanently reinvested.

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

As of March 31, 2020, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Dollars in millions	2020	2019
Cash flows provided by operating activities	$41	$48
Cash flows (used in) investing activities	(11)	(69)
Cash flows (used in) financing activities	(155)	(17)
Effect of exchange rate changes on cash	(21)	7
(Decrease) in cash and equivalents	$(146)	$(31)

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

Cash provided by operations totaled $41 million in the first three months of 2020 as compared to net loss of $84 million. After considering non-cash impacts on net income which includes restructuring charges and asset impairments, the difference primarily results from net changes in working capital balances for projects as discussed below:

•
Accounts receivable unfavorable cash flow impact of $169 million primarily related to increased billing volume due to the ramp-up of recently awarded cost-reimbursable and several new EPC projects within our ES business segment and increased billing volume on several projects in our GS business segment.

•	Contract assets favorable cash flow impact of $15 million favorable was largely attributable to several projects in our GS business segment offset by services projects in our ES business segment

•
Accounts payable favorable cash flow impact of $125 million largely attributable to the ramp-up of several projects in the U.S. and Middle East in our ES business segment, as well as, various projects in our TS and GS business segments.

•
Contract liabilities unfavorable cash flow impact of $59 million was primarily due to advance billings on Aspire in our GS business segment and services projects primarily in the U.S. in our ES business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $4 million and contributed $11 million to our pension funds in the first three months of 2020.
Investing Activities. Cash used in investing activities totaled $11 million in the first three months of 2020 and was primarily due to the acquisition of SMA. See Note 4 for further discussion on the acquisition.

Financing Activities. Cash used in financing activities totaled $155 million in the first three months of 2020 and was primarily due to $139 million in net payments on borrowings related to the refinancing of our credit facility and $11 million for dividend payments to common shareholders. See Note 11 for further discussion of our Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 6 to our condensed consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts.

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

As of March 31, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $249 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the three months ended March 31, 2020 was $11 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The agreement calls for minimum annual contributions of £33 million ($42 million at current exchange rates) until the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Convertible Senior Notes

Information relating to our Convertible Senior Notes is described in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2019 Annual Report on Form 10-K and "Item 1A. Risk Factors" contained in Part II of this Quarterly Report on Form 10-Q for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of March 31, 2020, we had no material guarantees of the work or obligations of third parties recorded.

We have both committed and uncommitted lines of credit available to be used for letters of credit. Our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion of which $321 million had been utilized for outstanding letters of credit as of March 31, 2020. Information relating to our letters of credit is described in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2019 Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2019.

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

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to engineering and construction contracts. We attempt to limit exposure to foreign currency fluctuations in most of these contracts through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net gain of $7 million and $3 million, for the three months ended March 31, 2020 and 2019, respectively, in "Other non-operating income (expense)" on our condensed consolidated statements of operations. The net gain of $7 million in the first quarter of 2020 consisted primarily of favorable foreign currency movements on U.S. Dollar cash positions held in Australia and certain intercompany balance positions denominated in British Pounds, Australian Dollars and Norwegian Krona resulting in foreign currency gains of approximately $11 million net of $4 million related to changes in the fair value of balance sheet hedges.

We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet for the three months ended March 31, 2020. Information relating to fair value measurements is described in Note 19 "Financial Instruments and Risk Management" to our condensed consolidated financial statements which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had no borrowings outstanding under the Revolver and $787 million under the term loan portions of the Senior Credit Facility as of March 31, 2020. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 11 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. On October 10, 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in October 2022. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $41 million as of March 31, 2020.

At March 31, 2020, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $287 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the three months ended March 31, 2020, was 5.18%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $1 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of March 31, 2020.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2020, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our 2019 Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2019. Except for the risk factors set forth below, there have been no material changes in our assessment of our risk factors from those set forth in our 2019 Annual Report on Form 10-K.

The widespread outbreak of a pandemic or epidemic, or the outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business, results of operations and/or cash flows, including as a result of widespread reduced demand for oil and reduced commodity prices resulting from oversupply of oil or storage constraints.
The spread of COVID-19 across the globe has negatively affected worldwide economic and commercial activity, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets. Further, the inability of OPEC+ to agree to curtail production, combined with the oversupply of oil in light of reduced demand caused by COVID-19, has resulted in significant storage constraints, all of which cause a sharp drop in prices for oil in the first quarter of 2020. In addition, our business and operational plans may be adversely affected by the COVID-19 pandemic due to a number of factors outside of our control, including:

•
the health or availability of our workforce, including contractors and subcontractors, and restrictions that we and our customers, contractors and subcontractors impose, including limiting worksite access and facility shutdowns, to ensure the safety of employees and others;

•
the ability or willingness of our vendors and suppliers to provide the equipment, parts or raw materials for our operations or otherwise fulfill their contractual obligations, which in turn could impair our ability to perform under our contracts or to deliver products on a timely basis;

•	recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 outbreak;

•	potential contract delays, modifications or terminations;

•	increased potential for the occurrence of operational hazards, including terrorism, cyber-attacks or domestic vandalism, as well as information system failures or communication network disruptions;

•
reductions in the number and amounts of new government contract awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of the fiscal, economic and budgetary challenges facing our customers, as well as material and equipment pricing;

•	increased cost and reduced availability of capital for growth or capital expenditures;

•	increased costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and

•	long-term disruption of the U.S. and global economy and financial and commodity markets.

The spread of COVID-19 has caused us to significantly modify our business practices (including limiting employee and contractor presence at our work locations), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted.

As the potential effects of COVID-19 are difficult to predict, the duration of any potential business disruption or the extent to which COVID-19 may negatively affect our operating results is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential effects, while uncertain, could adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay dividends to our shareholders.

Demand for our services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature, have been reduced in light of declining commodity prices, and which have been significantly impacted by COVID-19 and disputes among OPEC+ regarding oil prices and production levels.
Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have been volatile in recent years reducing the revenues and earnings of our customers. Further, in March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with the OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the first quarter of 2020. In April 2020, OPEC+ and the United States agreed to curtail production by approximately 10 million barrels per day, but the impact of these cuts on the market price for oil and natural gas remains uncertain. Oil prices have fallen further in recent weeks in light of widespread reduced demand as a result of COVID-19 as well as significant storage constraints. The average spot price of West Texas Intermediate (Cushing) crude oil closed at $20.51 on March 31, 2020, and subsequently declined further to below $0 during April 2020.
These market conditions make it difficult for our customers to accurately forecast and plan future business trends and activities that in turn could have a significant impact on the activity levels of our businesses. As a result, several leading international and national oil companies have announced their intention to reduce capital expenditures in 2020. Demand for LNG and other facilities for which we provide services have decreased, and could continue to decrease, in light of the sustained reduction in the price and demand for crude oil or natural gas resulting from COVID-19. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs have, and may continue to, cause our customers to reduce or defer major expenditures given the long-term nature of many large-scale projects. Even relatively minor changes in supply and demand have the potential to cause large fluctuations in the prices of oil, natural gas and commodities, as well as lead to significant market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

•	world health events, including the COVID-19 pandemic, which has and may continue to reduce demand for oil and natural gas because of reduced economic activity;

•
changes in the level of global demand for oil, natural gas, and industrial services due in part to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;

•	worldwide or regional political, social or civil unrest, military action and economic conditions;

•	governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;

•	a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;

•	global economic growth or decline;

•	the global level of oil and natural gas production;

•	potential shut-ins of production by producers due to lack of downstream demand or storage capacity;

•	global weather conditions and natural disasters;

•	oil refining capacity;

•	shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	potential acceleration of the development and expanded use of alternative fuels;

•	environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and

•	reduction in demand for the commodity-based markets in which we operate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program, which replaced and terminated the August 26, 2011 share repurchase program. On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million of share repurchase, returning the authorization level to $350 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2020.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2020	938	$30.01	—	$160,236,157
February 1 - 29, 2020	52,976	$25.88	—	$350,000,000
March 1 - 31, 2020	95,210	$25.96	—	$350,000,000

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended March 31, 2020, was 149,124 shares at an average price of $25.96 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.50
Amendment No. 2 to Credit Agreement, dated as of February 7, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated February 12, 2020; File No. 001-33146)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.1+	Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.6+	Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.7+	KBR, Inc. Senior Executive Performance Pay Plan, as restated effective January 1, 2020

*10.8+	KBR, Inc. Management Performance Pay Plan, as restated effective January 1, 2020

***101.Def	Definition Linkbase Document

***101.Pre	Presentation Linkbase Document

***101.Lab	Labels Linkbase Document

***101.Cal	Calculation Linkbase Document

***101.Sch	Schema Linkbase Document

***101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

+	Management contracts or compensatory plans or arrangements
*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark Sopp	/s/ Raymond L. Carney
Mark Sopp	Raymond L. Carney
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: May 1, 2020                      Dated: May 1, 2020