Form 10-Q
period 2020-06-30
KBR, INC.
filed 2020-08-06
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

As of July 22, 2020, there were 142,357,204 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include:

•
the severity and duration of world health events, including the recent outbreak of the novel coronavirus ("COVID-19") pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas;

•
the significant surplus in the supply of oil and actions by the members of Organization of the Petroleum Exporting Countries ("OPEC") and Russia (together with OPEC and other allied producing countries, "OPEC+") with respect to oil production levels and announcements of potential changes in such levels, including the ability of the OPEC+ countries to agree on and comply with supply limitations;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

•
the level of capital spending and access to capital markets by oil and gas companies, including significant recent reductions and potential additional reductions in capital expenditures by oil and gas producers in response to commodity prices and dramatically reduced demand;

•
the potentially global impact of uncertainties related to the 2020 Presidential and Congressional elections, including but not limited to regulatory changes or changes to funding related to our lines of business that could be less favorable; and

•	potential shut-ins of production by producers due to lack of downstream demand or storage capacity.

Many of these factors are beyond our ability to control or predict. Any of these factors, as well as the risks and uncertainties disclosed in our 2019 Annual Report on Form 10-K contained in Part I under "Risk Factors", this Quarterly Report on Form 10-Q contained or referenced in Part II under "Risk Factors", and the risk factors and other cautionary statements contained in our other filings with the SEC, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

Glossary of Terms

The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
HETs	Heavy equipment transporters
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PLOC	Performance Letter of Credit facility
SEC	U.S. Securities and Exchange Commission
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
SMS	Space and Mission Solutions
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$1,385	$1,422	$2,922	$2,762
Cost of revenues	(1,243)	(1,262)	(2,594)	(2,449)
Gross profit	142	160	328	313
Equity in earnings of unconsolidated affiliates	16	15	17	15
Selling, general and administrative expenses	(73)	(88)	(170)	(166)
Acquisition and integration related costs	—	(1)	—	(2)
Goodwill impairment	(37)	—	(99)	—
Restructuring charges and asset impairments	(59)	—	(175)	—
Gain (loss) on disposition of assets and investments	(1)	6	18	10
Operating (loss) income	(12)	92	(81)	170
Interest expense	(19)	(26)	(42)	(51)
Other non-operating (loss) income	(2)	2	5	7
(Loss) income before income taxes and noncontrolling interests	(33)	68	(118)	126
Provision for income taxes	(6)	(18)	(5)	(34)
Net (loss) income	(39)	50	(123)	92
Net income attributable to noncontrolling interests	—	(2)	(20)	(4)
Net (loss) income attributable to KBR	$(39)	$48	$(143)	$88
Net (loss) income attributable to KBR per share:
Basic	$(0.28)	$0.34	$(1.00)	$0.62
Diluted	$(0.28)	$0.34	$(1.00)	$0.62
Basic weighted average common shares outstanding	142	141	142	141
Diluted weighted average common shares outstanding	142	141	142	141
Cash dividends declared per share	$0.10	$0.08	$0.20	$0.16
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(39)	$50	$(123)	$92
Other comprehensive income (loss):
Foreign currency translation adjustments	34	(13)	(48)	(14)
Pension and post-retirement benefits	6	5	12	9
Changes in fair value of derivatives	(1)	(7)	(23)	(9)
Other comprehensive income (loss)	39	(15)	(59)	(14)
Income tax (expense) benefit:
Foreign currency translation adjustments	—	—	—	—
Pension and post-retirement benefits	(1)	(1)	(2)	(2)
Changes in fair value of derivatives	—	—	5	—
Income tax (expense) benefit	(1)	(1)	3	(2)
Other comprehensive income (loss), net of tax	38	(16)	(56)	(16)
Comprehensive income (loss)	(1)	34	(179)	76
Less: Comprehensive income attributable to noncontrolling interests	—	(2)	(20)	(4)
Comprehensive income (loss) attributable to KBR	$(1)	$32	$(199)	$72
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$635	$712
Accounts receivable, net of allowance for credit losses of $11 and $14	960	938
Contract assets	177	215
Other current assets	125	146
Total current assets	1,897	2,011
Claims and accounts receivable	58	59
Property, plant, and equipment, net of accumulated depreciation of $400 and $386 (including net PPE of $25 and $29 owned by a variable interest entity)	112	130
Operating lease right-of-use assets	106	175
Goodwill	1,176	1,265
Intangible assets, net of accumulated amortization of $198 and $184	456	495
Equity in and advances to unconsolidated affiliates	811	846
Deferred income taxes	254	236
Other assets	140	143
Total assets	$5,010	$5,360
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$593	$572
Contract liabilities	381	484
Accrued salaries, wages and benefits	231	209
Nonrecourse project debt	10	11
Operating lease liabilities	40	39
Other current liabilities	240	186
Total current liabilities	1,495	1,501
Pension obligations	232	277
Employee compensation and benefits	103	115
Income tax payable	93	92
Deferred income taxes	14	16
Nonrecourse project debt	2	7
Long-term debt	1,065	1,183
Operating lease liabilities	148	192
Other liabilities	216	124
Total liabilities	3,368	3,507
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 178,948,190 and 178,330,201 shares issued, and 142,350,378 and 141,819,148 shares outstanding, respectively	—	—
PIC	2,216	2,206
Retained earnings	1,262	1,437
Treasury stock, 36,597,812 shares and 36,511,053 shares, at cost, respectively	(820)	(817)
AOCL	(1,043)	(987)
Total KBR shareholders’ equity	1,615	1,839
Noncontrolling interests	27	14
Total shareholders’ equity	1,642	1,853
Total liabilities and shareholders’ equity	$5,010	$5,360
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2020	$1,654	$2,210	$1,316	$(819)	$(1,081)	28
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.10/share)	(15)	—	(15)	—	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	—	—	—	(1)	—	1
Net loss	(39)	—	(39)	—	—	—
Other comprehensive income, net of tax	38	—	—	—	38	—
Balance at June 30, 2020	$1,642	$2,216	$1,262	$(820)	$(1,043)	$27

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	7	7	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders ($0.20/share)	(29)	—	(29)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	(6)	—	—	(1)	—	(5)
Net loss	(123)	—	(143)	—	—	20
Other comprehensive loss, net of tax	(56)	—	—	—	(56)	—
Balance at June 30, 2020	$1,642	$2,216	$1,262	$(820)	$(1,043)	$27

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2019	$1,798	$2,194	$1,310	$(818)	$(910)	$22
Share-based compensation	2	2	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.08/share)	(12)	—	(12)	—	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Net income	50	—	48	—	—	2
Other comprehensive loss, net of tax	(16)	—	—	—	(16)	—
Balance at June 30, 2019	$1,819	$2,197	$1,346	$(818)	$(926)	$20

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842	21	—	21	—	—	—
Cumulative adjustment for the adoption of ASC 606 for our unconsolidated affiliates	25	—	25	—	—	—
Adjusted balance at January 1, 2019	1,764	2,190	1,281	(817)	(910)	20
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.16/share)	(23)	—	(23)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Net income	92	—	88	—	—	4
Other comprehensive loss, net of tax	(16)	—	—	—	(16)	—
Balance at June 30, 2019	$1,819	$2,197	$1,346	$(818)	$(926)	$20
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(123)	$92
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48	48
Equity in earnings of unconsolidated affiliates	(17)	(15)
Deferred income tax	(16)	—
Gain on disposition of assets and investments	(18)	(10)
Goodwill impairment	99	—
Asset impairments	90	—
Other	8	12

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(40)	(118)
Contract assets	38	(17)
Accounts payable	23	67
Contract liabilities	(92)	26
Accrued salaries, wages and benefits	22	19
Other assets and liabilities	128	(23)
Total cash flows provided by operating activities	$150	$81
Cash flows from investing activities:
Purchases of property, plant and equipment	$(4)	$(6)
Proceeds from disposition of assets and investments	1	6
Investments in equity method joint ventures	(12)	(131)
Acquisition of businesses, net of cash acquired	(9)	—
Other	(1)	—
Total cash flows used in investing activities	$(25)	$(131)
Cash flows from financing activities:
Borrowings on long-term debt	113	—
Payments on short-term and long-term borrowings	(263)	(47)
Debt issuance costs	(3)	—
Payments of dividends to shareholders	(26)	(23)
Net proceeds from issuance of common stock	3	2
Payments to reacquire common stock	(4)	(3)
Distributions to noncontrolling interests	(2)	(4)
Other	(1)	(3)
Total cash flows used in financing activities	$(183)	$(78)
Effect of exchange rate changes on cash	(19)	—
Decrease in cash and equivalents	(77)	(128)
Cash and equivalents at beginning of period	712	739
Cash and equivalents at end of period	$635	$611
Noncash financing activities
Dividends declared	$14	$11

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2019 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2020 and the results of our operations for the three and six months ended June 30, 2020 and 2019, and our cash flows for the six months ended June 30, 2020 and 2019.

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

Business Reorganization and Restructuring Activities

The impact of the recent declines in oil prices, the COVID-19 pandemic and related economic, business and market disruptions continues to evolve and its future effects remain uncertain. The actual impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. During the first quarter of 2020, our management initiated and approved a restructuring plan in response to the dislocation of the global energy market resulting from the recent decline in oil prices and the COVID-19 pandemic. The restructuring plan is designed to optimize costs and improve operational efficiencies. In the second quarter of 2020, management approved additional restructuring activities in connection with decisions to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. As a result of these restructuring activities and the adverse market conditions, we have also performed interim impairment tests of our goodwill, intangible assets, significant investments and various other assets. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairment" for further discussion of restructuring and impairment charges recognized during the three and six month periods ended June 30, 2020.

The restructuring plan included the reorganization of KBR's management structure primarily within our Energy Solutions business segment during the first and second quarters of 2020. These reorganization activities did not have an impact on our identified reportable segments. See Note 2 to our condensed consolidated financial statements for further discussion of our segments.

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

Other Standards

Effective January 1, 2020, we adopted ASU No. 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

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

Effective January 1, 2020, we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. As a result of the adoption of this standard, we used Step 1 to measure the goodwill impairment losses recognized during the first and second quarters of 2020 without proceeding to Step 2 of the goodwill impairment test as required under the previous standard. See Note 8 "Goodwill and Goodwill Impairment" for discussion of goodwill impairment recognized for the three and six month periods ended June 30, 2020.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of June 30, 2020, and December 31, 2019, are presented below:

	June 30,	December 31,
Dollars in millions	2020	2019
Current maturities of long-term debt	$13	$27
Reserve for estimated losses on uncompleted contracts	12	10
Retainage payable	50	41
Income taxes payable	21	25
Restructuring reserve	38	—
Value-added tax payable	47	36
Dividend payable	14	11
Other miscellaneous liabilities	45	36
Total other current liabilities	$240	$186

Impact on Previously Issued Financial Statements for the Correction of an Error

During the second quarter ended June 30, 2020, we identified and corrected an immaterial error affecting previously issued financial statements related to the adoption of ASU No. 2017-13, Revenue from Contracts with Customers (Topic 606) for several unconsolidated affiliates as of January 1, 2019. The error was due to the impact of improperly calculated cumulative effect of initially applying ASC Topic 606 on our assets and shareholders' equity in the balance sheet. The previously reported error resulted in an overstatement of "Equity in and advances to unconsolidated affiliates" and "Retained earnings" of approximately $4 million in our condensed consolidated balance sheets as of March 31, 2019. The error had no impact on our previously reported condensed consolidated statements of operations or cash flows. We assessed the materiality, both quantitatively and qualitatively, in accordance with the SEC's SAB No. 99 and SAB No. 108, and concluded the error was not material to any of our previously issued quarterly or annual financial statements. To correctly present the error noted above, previously issued financial statements have been revised and are presented as "As Corrected" in the table below.

	As of December 31, 2019
Revised Balance Sheet Amounts:	As Previously Reported	Adjustments	As Corrected
Equity in and advances to unconsolidated affiliates	$850	$(4)	$846
Retained earnings	$1,441	$(4)	$1,437

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
Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR covers the full spectrum from research and development; through systems engineering, test and evaluation, systems integration and program management; to operations support, maintenance and field logistics. Our acquisitions as described in Note 4 to our condensed consolidated financial statements have been fully integrated with our existing GS business segment operations.

Technology Solutions. Our TS business segment combines KBR's proprietary technologies, equipment, catalyst and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. From early planning through scope definition, advanced technologies and project life-cycle support, our TS business segment works closely with customers to provide the optimal approach to maximize their return on investment.
Energy Solutions. Our ES business segment provides feasibility and solutions development, technical consulting, engineering and design services, program management and energy transition solutions for industrial clients. During the first quarter of 2020, our management initiated and approved a restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. In the second quarter of 2020, management approved additional restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services.
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
Other. Our Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Dollars in millions
Revenues:
Government Solutions	$925	$1,033	$1,880	$2,008
Technology Solutions	73	93	161	185
Energy Solutions	387	296	878	568
Subtotal	1,385	1,422	2,919	2,761
Non-strategic Business	—	—	3	1
Total revenues	$1,385	$1,422	$2,922	$2,762
Gross profit (loss):
Government Solutions	$114	$112	$241	$202
Technology Solutions	23	26	52	53
Energy Solutions	6	22	40	58
Subtotal	143	160	333	313
Non-strategic Business	(1)	—	(5)	—
Total gross profit	$142	$160	$328	$313
Equity in earnings of unconsolidated affiliates:
Government Solutions	$7	$8	$12	$14
Energy Solutions	9	11	5	14
Subtotal	16	19	17	28
Non-strategic Business	—	(4)	—	(13)
Total equity in earnings of unconsolidated affiliates	16	15	17	15
Selling, general and administrative expenses:
Government Solutions	$(29)	$(35)	$(69)	$(65)
Technology Solutions	(5)	(7)	(12)	(14)
Energy Solutions	(15)	(16)	(33)	(32)
Other	(24)	(30)	(56)	(55)
Total selling, general and administrative expenses	(73)	(88)	(170)	(166)
Acquisition and integration related costs:
Government Solutions	$—	$(1)	$—	$(2)
Total acquisition and integration related costs	—	(1)	—	(2)
Goodwill impairment:
Energy Solutions	(37)	—	(99)	—
Total goodwill impairment	(37)	—	(99)	—

Restructuring charges and asset impairments:
Energy Solutions	(51)	—	(103)	—
Other	(8)	—	(67)	—
Subtotal	(59)	—	(170)	—
Non-strategic Business	—	—	(5)	—
Total restructuring charges and asset impairments	(59)	—	(175)	—
Gain on disposition of assets:
Government Solutions	$—	$7	$1	$11
Energy Solutions	(1)	—	16	—
Other	—	(1)	1	(1)
Total gain on disposition of assets	(1)	6	18	10

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Dollars in millions
Segment operating income (loss):
Government Solutions	$92	$90	$185	$160
Technology Solutions	18	19	40	39
Energy Solutions	(89)	17	(174)	40
Other	(32)	(30)	(122)	(56)
Subtotal	(11)	96	(71)	183
Non-strategic Business	(1)	(4)	(10)	(13)
Operating (loss) income	$(12)	$92	$(81)	$170
Interest expense	(19)	(26)	$(42)	$(51)
Other non-operating (loss) income	(2)	2	$5	$7
(Loss) income before income taxes and noncontrolling interests	$(33)	$68	$(118)	$126

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

Energy Solutions

We recognized a favorable change of $16 million in estimated revenues and gross profit associated with variable consideration resulting from resolution of a contingency on a completed project during the first quarter of 2020.

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by Service/Product line and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2020	2019	2020	2019

Government Solutions
Space and Mission Solutions	$242	$222	$479	$416
Engineering	207	206	412	395
Logistics	269	377	555	758
International	207	228	434	439
Total Government Solutions	925	1,033	1,880	2,008

Technology Solutions	73	93	161	185

Energy Solutions	387	296	878	568

Non-strategic business	—	—	3	1

Total revenue	$1,385	$1,422	$2,922	$2,762

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as SMS, Engineering, and Logistics.  Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended June 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$521	$6	$192	$—	$719
Middle East	171	2	57	—	230
Europe	159	6	32	—	197
Australia	40	1	40	—	81
Canada	—	1	6	—	7
Africa	19	1	13	—	33
Asia	—	54	1	—	55
Other countries	15	2	46	—	63
Total revenue	$925	$73	$387	$—	$1,385

	Three Months Ended June 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$553	$5	$110	$—	$668
Middle East	241	3	58	—	302
Europe	182	20	47	—	249
Australia	23	—	46	—	69
Canada	—	—	5	—	5
Africa	18	13	19	—	50
Asia	—	52	1	—	53
Other countries	16	—	10	—	26
Total revenue	$1,033	$93	$296	$—	$1,422

	Six Months Ended June 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,034	$14	$430	$3	$1,481
Middle East	358	4	119	—	481
Europe	349	14	83	—	446
Australia	71	1	96	—	168
Canada	—	1	31	—	32
Africa	38	2	35	—	75
Asia	—	121	2	—	123
Other countries	30	4	82	—	116
Total revenue	$1,880	$161	$878	$3	$2,922

	Six Months Ended June 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,074	$10	$211	$1	$1,296
Middle East	439	8	102	—	549
Europe	381	34	88	—	503
Australia	44	—	99	—	143
Canada	—	—	7	—	7
Africa	40	18	37	—	95
Asia	—	113	3	—	116
Other countries	30	2	21	—	53
Total revenue	$2,008	$185	$568	$1	$2,762

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 30, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$224	$70	$92	$—	$386
Cost Reimbursable	701	3	295	—	999
Total revenue	$925	$73	$387	$—	$1,385

	Three Months Ended June 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$259	$92	$53	$—	$404
Cost Reimbursable	774	1	243	—	1,018
Total revenue	$1,033	$93	$296	$—	$1,422

	Six Months Ended June 30, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$484	$156	$187	$—	$827
Cost Reimbursable	1,396	5	691	3	2,095
Total revenue	$1,880	$161	$878	$3	$2,922

	Six Months Ended June 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$511	$183	$94	$1	$789
Cost Reimbursable	1,497	2	474	—	1,973
Total revenue	$2,008	$185	$568	$1	$2,762

Remaining Performance Obligations

We recognized revenue from performance obligations satisfied in previous periods of $9 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $37 million, and $13 million for the six months ended June 30, 2020 and 2019, respectively.

On June 30, 2020, we had $9.7 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 34% of our remaining performance obligations as revenue within one year, 31% in years two through five, and 35% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. The balance of remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2020.

Contract Assets and Contract Liabilities

We recognized revenue of $256 million for the six months ended June 30, 2020, that was previously included in the contract liability balance at December 31, 2019.

Accounts Receivable

	June 30,	December 31,
Dollars in millions	2020	2019
Unbilled	$419	$308
Trade & other	541	630
Accounts receivable	$960	$938

Note 4. Acquisitions

Scientific Management Associates (Operations) Pty Ltd

On March 6, 2020, we acquired certain assets and assumed certain liabilities related to the government defense business of Scientific Management Associates (Operations) Pty Ltd ("SMA"). The acquired business of SMA provides technical training services to the Royal Australian Navy and is reported within our GS business segment. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $13 million, less hold-backs and other purchase price adjustments totaling $4 million resulting in net cash consideration paid of $9 million. We recognized goodwill of $12 million arising from the acquisition, which relates primarily to future growth opportunities to expand services provided to the Royal Australian Navy.

Note 5. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $58 million and $59 million as of June 30, 2020 and December 31, 2019, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $26 million and $28 million as of June 30, 2020, and December 31, 2019, respectively, related to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. See Note 13 of our condensed consolidated financial statements for additional information. The amount also includes $32 million and $31 million as of June 30, 2020 and December 31, 2019, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 6. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2020	2019
Amounts included in project estimates-at-completion at January 1,	$978	$973
Increase (decrease) in project estimates	(1)	11
Approved change orders	(6)	—
Foreign currency effect	(16)	(5)
Amounts included in project estimates-at-completion at June 30,	$955	$979
Amounts recognized over time based on progress at June 30,	$955	$966

As of June 30, 2020 and 2019, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
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
The construction and commissioning of the Ichthys LNG Project is complete and all performance tests have been successfully performed. The entire facility, including two LNG liquefaction trains, cryogenic tanks and the combined cycle power generation facility, has been handed over to the client and is producing LNG. JKC is in the process of completing administrative close-out activities and continues to progress the various legal and commercial disputes with the client, suppliers and other third parties as further described below.

Unapproved Change Orders and Claims Against Client

Under the cost-reimbursable scope of the contract with the client, JKC has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against JKC for recovery of costs and extensions of time to progress the works under the scope of their respective contracts due to a variety of issues related to alleged changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, JKC has incurred costs related to scope increases and other factors and has made claims to its client for matters for which JKC believes it is entitled to reimbursement under the contract.

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

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $155 million and $158 million as of June 30, 2020 and December 31, 2019, respectively.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at June 30, 2020. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from an arbitration tribunal related to the Funding Deeds. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017. Pursuant to this decision, JKC has undertaken steps for a formal contract adjustment to the cost reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of June 30, 2020. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. However, the client does not agree with the impact of the arbitration award and, accordingly, we have initiated a new proceeding to obtain further determination from the arbitration tribunal.

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

Costs incurred to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium. Amounts expected to be recovered from the Consortium are included in the table at the beginning of this Note 6.

As of June 30, 2020, JKC's claims against the Consortium were approximately $1.8 billion for recovery of JKC's costs. Hearings on the power plant arbitration are scheduled for November 2020 and March 2021 (the "Arbitration"). The previous hearing dates were vacated due to the COVID-19 outbreak. The current dates may continue to be impacted by the COVID-19 pandemic. JKC also initiated suit against the parent companies of the Consortium members to seek a declaration that the parents either had to perform and finish the work or pay for the completion of the power plant based on their payment and performance guarantees. In May 2019, the court ruled against the declaration and JKC appealed that decision.

JKC asked the Australian courts to require the parent company guarantors of the Consortium to issue payment to JKC in advance of the completion of the arbitration proceedings. The court concluded that the parent companies are responsible for Consortium’s liability resulting from the arbitration outcome, but they are not required to pay in advance of the arbitration.  JKC continues to press the resolution of this matter and will seek collection from the Consortium and their parent guarantors.

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

Other Disputed Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at June 30, 2020, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

In late 2019, the International Chamber of Commerce consolidated the Funding Deed arbitration, TRC arbitration and certain other claims asserted by JKC along with claims asserted by its client. A hearing date for the Funding Deed arbitration has been scheduled for September 2020. Pursuant to a recent procedural order, the client is expected to file a detailed statement of its claim in May 2021. The arbitration panel has been constituted but a hearing date has not been scheduled.

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through the Arbitration, we have funded our proportionate share of the working capital requirements of JKC to complete the project. We made investment contributions to JKC of approximately $484 million on an inception-to-date basis to fund project execution activities. We continue to fund our proportionate share of ongoing legal and commercial costs.

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

As of June 30, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance and warranty letters of credit have been extended to February 2021 to allow for the various disputes to be resolved.

All of the Ichthys LNG project commercial matters are complex and involve multiple interests, including the client, suppliers and other third parties. Ultimate resolution may not occur in the near term and could be impacted by the COVID-19 pandemic. Our current estimates for resolving these matters may prove inaccurate and, if so, any material change could have a material adverse effect on our results of operations, financial position and cash flows.

See Note 9 to our condensed consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 7. Restructuring Charges and Asset Impairments

Restructuring Charges

During the first quarter of 2020 our management initiated and approved a broad restructuring plan in response to the decline in oil prices during the first six months of 2020, coupled with significant adverse impacts of the COVID-19 pandemic on economic and market conditions, has resulted in dislocation of the global energy market. The restructuring plan is designed to refine our market focus, optimize costs and improve operational efficiencies. The restructuring activities and related costs approved under the plan primarily relate to rationalization of real estate and overhead across various geographies in our ES and Other segments. As part of the restructuring plan, total restructuring charges of approximately $47 million were recognized in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended March 31, 2020 of which $23 million relates to our ES business segment and $24 million relates to our Other segment representing corporate and other overhead expenses. Total restructuring charges included severance of approximately $24 million and real estate lease abandonments of approximately $23 million associated with office facilities located in the U.S. and U.K. These lease-related restructuring charges represent accrued estimated non-lease components and other operating expenses associated with the fully abandoned office space. In estimating the fair value of the lease-related restructuring charges, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate and other inputs including management assumptions regarding future estimated operating costs, office space utilization, and inflation over the remaining lease terms.

During the second quarter of 2020, our management approved additional restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. These restructuring activities primarily related to further rationalization of real estate and overhead in our ES and Other segments. We recognized restructuring charges of approximately $32 million in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended June 30, 2020 related to our ES business segment. Total restructuring charges in the second quarter of 2020 primarily included severance of approximately $12 million and charges associated with certain long-term engineering software agreements of approximately $19 million. The software-related restructuring charge represents the fair value of the future costs to be incurred under these agreements without economic benefit to our operations. Our estimate of the fair value of the software restructuring charge was based on a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate and other inputs including management assumptions regarding the committed costs for the excess software capacity and the remaining term of the agreements.

We expect the restructuring activities will be substantially completed in 2020. Additional restructuring activities could be identified and approved as part of the plan.

The restructuring liability at June 30, 2020 was $72 million of which $38 million is included in "Other current liabilities" and $34 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance		Lease Abandonment	Other	Total
Balance as of January 1, 2020	$—		$—	$—	$—
Restructuring charges accrued during the period	36		23	19	78
Cash payments / settlements during the period	(3)		(1)	—	(4)
Currency translation and other adjustments	(2)		—	—	(2)
Balance as of June 30, 2020	$31	—	$22	$19	$72

Asset Impairments

As a result of the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic, the significant drop in the price of our common shares, and the resulting restructuring plans initiated during the first quarter of 2020, we performed interim impairment tests of our long-lived assets including goodwill, intangible assets and equity investments as well as leased right-of-use and related assets. During the second quarter of 2020, we continued to evaluate our long-lived and other assets for impairment as a result of the ongoing economic and market volatility as well as management's decision to discontinue pursuing certain projects within our ES business segment. See Note 8 "Goodwill and Goodwill Impairment" for further discussion of goodwill impairment recognized in the first and second quarters of 2020.

We determined the fair value of our long-lived assets based primarily on discounted cash flow analyses, and in the case of our equity investments, we also used a market earnings multiple approach. These determinations included significant management judgment, including short-term and long-term forecasts of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual market recovery, and in the case of long-lived assets, the remaining useful life and service potential of the asset. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Leased office facilities and related assets. Management's restructuring plan included the rationalization of the certain leased real estate primarily in the U.S. and U.K. As a result, we began evaluating excess office space apart from office space we will continue to utilize. We made decisions to market certain excess office space for sublease and the remaining excess office space was abandoned along with any related leasehold improvements, furniture and fixtures. The abandoned leased facilities and related assets will not provide any substantial future economic benefit and were impaired accordingly. We recognized lease right-of-use asset impairments of approximately $28 million and impairments of leasehold improvements, furniture and fixtures of approximately $7 million included in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended March 31, 2020. We recognized additional lease right-of-use asset impairments of approximately $18 million and impairments of leasehold improvements, furniture and fixtures of approximately $3 million for the three months ended June 30, 2020 as a result of decisions to discontinue the use of additional excess office space. In determining these impairments, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate and other inputs including management assumptions regarding future cash flows over the remaining estimated useful life of the asset, office space utilization including sublease assumptions.
Trade name intangibles. We recognized an impairment loss on indefinite-lived intangible assets of approximately $11 million associated with certain trade names acquired through previous business combinations. In connection with the energy market decline, management assessed the fair value of trade names utilized by certain operations within the ES business segment, concluded that they were substantially impaired and decided to cease use of those trade names. The trade names will provide no benefit to future periods and the carrying values of these intangibles were impaired accordingly. In determination of this impairment, we estimated fair value using a relief-from-royalty income approach which utilized Level 3 fair value inputs including management estimates of contract performance, hypothetical royalty rates and our weighted average cost of capital. The loss was included in "Restructuring charges and asset impairments" in our condensed consolidated statement of operations for the three months ended March 31, 2020.

Equity method investments. We evaluated significant investments and determined that two equity method investments were other-than-temporarily impaired as of March 31, 2020 including a 15% interest in a project joint venture located in the Middle East and a 50% interest in a joint venture in Latin America. We recognized total impairment losses of approximately $18 million on these investments included in "Restructuring charges and asset impairments" for the three months ended March 31, 2020, of which $13 million related to the Middle East joint venture project in our ES business segment. The fair value of this investment was determined using a blended income-based and market-based approach utilizing Level 2 fair value inputs including significant management assumptions such as projected commodity prices, operating margins, cash flows and weighted average cost of capital. We recognized an impairment loss of $5 million in the first quarter of 2020 on the joint venture in Latin America that is reported in our Non-strategic Business segment. The impairment loss includes the write-off of a shareholder loan to the joint venture and funding of costs to dispose of the underlying joint venture assets. During the second quarter of 2020, we recognized additional impairments totaling approximately $6 million related to several equity method investments associated with management's decision to discontinue pursuing certain projects within our ES business segment.

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

Note 8. Goodwill and Goodwill Impairment

In connection with our business reorganization and restructuring activities during the first quarter of 2020, we changed our internal management reporting structure, which resulted in changes to the underlying reporting units within our ES business segment. Additionally, given the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic as well as the significant decline in the price of our common shares during the first quarter of 2020, we performed an interim impairment test of goodwill resulting in goodwill impairment of $62 million for the three months ended March 31, 2020. The goodwill impairment was associated with a reporting unit in our ES business segment.

As a result of the ongoing economic and market volatility as well as management's decision to discontinue pursuing certain projects within our ES business segment during the second quarter of 2020, we performed an interim impairment test of goodwill resulting in goodwill impairment of $37 million for the three months ended June 30, 2020. The goodwill impairment was associated with a reporting unit within our ES business segment. One reporting unit within our ES business segment had a negative carrying amount of net assets as of June 30, 2020 and goodwill of approximately $19 million.

We determined that none of the goodwill associated with reporting units in our TS and GS business segments was impaired for the three and six month periods ended June 30, 2020.

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

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Total
Balance as of January 1, 2020	$978	$50	$237	$1,265
Goodwill from acquisitions during the period	12	—	—	12
Impairment loss	—	—	(99)	(99)
Foreign currency translation	(2)	—	—	(2)
Balance as of June 30, 2020	$988	$50	$138	$1,176

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Dollars in millions
Beginning balance at January 1,	$846	$724
Cumulative effect of change in accounting policy (a)	—	25
Adjusted balance at January 1,	846	749
Equity in earnings of unconsolidated affiliates	17	35
Distributions of earnings of unconsolidated affiliates	(15)	(69)
Advances to (payments from) unconsolidated affiliates, net	(7)	(10)
Investments (b)	12	146
Impairment of equity method investments (c)	(22)	—
Foreign currency translation adjustments	(15)	(7)
Other	(5)	2
Ending balance	$811	$846

(a)
At January 1, 2019, we recognized a cumulative effect adjustment of $25 million as a result of the adoption of ASC 606 by our unconsolidated project joint ventures (excluding the Aspire Defence Limited joint venture which adopted on January 1, 2018). See Note 1 "Basis of Presentation" for further discussion.

(b)	Investments include $10 million and $141 million in funding contributions to JKC for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

(c)
During the six months ended June 30, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East, a $3 million impairment related to a joint venture in Latin America, and a $6 million impairment related to several other equity method investments. See Note 7 "Restructuring Charges and Asset Impairments" for further discussion.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE and any amounts owed to us for services we may have provided to the VIE, reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of June 30, 2020, we do not project any material losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	June 30, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$12	$9
Aspire Defence Limited	$66	$5
JKC joint venture (Ichthys LNG project)	$542	$35
U.K. Roads project joint ventures	$54	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$32	$1

	December 31, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$14	$10
Aspire Defence Limited	$67	$5
JKC joint venture (Ichthys LNG project)	$546	$29
U.K. Roads project joint ventures	$40	$21
Middle East Petroleum Corporation (EBIC ammonia project)	$47	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2020 and 2019, our revenues included $276 million and $348 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and two other joint ventures within our ES business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2020, and December 31, 2019 are as follows:

	June 30,	December 31,
Dollars in millions	2020	2019
Accounts receivable, net of allowance for credit losses	$92	$74
Contract assets (a)	$2	$2
Contract liabilities (a)	$65	$33

(a)	Reflects contract assets and contract liabilities primarily related to joint ventures within our GS and ES business segments.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$42	$19
Aspire Defence subcontracting entities (Aspire Defence project)	$442	$213

Dollars in millions	December 31, 2019
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$24
Aspire Defence subcontracting entities (Aspire Defence project)	$530	$283

Note 10. Retirement Benefits

The components of net periodic benefit cost related to pension benefits for the six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020		2019
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	$—	$9	$—	$12
Expected return on plan assets	(1)	(14)	—	(19)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	1	5	1	4
Net periodic benefit cost	$—	$1	$1	$(2)

	Six Months Ended June 30,
	2020		2019
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic benefit cost
Interest cost	$1	$19	$1	$25
Expected return on plan assets	(2)	(29)	(1)	(39)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	1	11	1	8
Net periodic benefit cost	$—	$2	$1	$(5)

For the six months ended June 30, 2020, we have contributed approximately $20 million of the $44 million we expect to contribute to our plans in 2020.

Note 11. Debt and Other Credit Facilities

Our outstanding debt consisted of the following:

Dollars in millions	June 30, 2020	December 31, 2019
Term Loan A	$277	$176
Term Loan B	519	756
Convertible Notes	350	350
Unamortized debt issuance costs - Term Loan A	(4)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(17)	(15)
Unamortized debt issuance costs and discount - Convertible Notes	(47)	(53)
Total long-term debt	1,078	1,210
Less: current portion	13	27
Total long-term debt, net of current portion	$1,065	$1,183

Senior Credit Facility

On February 7, 2020, we amended our Senior Credit Facility to, among other things, reduce the applicable margins and commitment fees associated with the various borrowings under the facility. Simultaneous with the amendment, we used proceeds from the new facility and cash on hand to refinance our outstanding borrowings resulting in an amended senior secured credit facility ("Senior Credit Facility") that consisted of a $500 million revolving credit facility ("Revolver"), a $500 million PLOC, a $275 million Loan A, ("Term Loan A") and a $520 million Term Loan B ("Term Loan B"). In addition, the amendment extended the maturity dates with respect to the Revolver, PLOC and the Term Loan A to February 2025 and Term Loan B to February 2027, and amended certain other provisions including the financial covenants.

On July 2, 2020, we further amended our Senior Credit Facility to convert the $500 million capacity formerly available under our PLOC to our Revolver, thereby increasing our Revolver capacity from $500 million to $1 billion. The aggregate amount under our Senior Credit Facility remains $1.795 billion and all other terms and conditions remain unchanged.

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

The Senior Credit Facility contains financial covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of June 30, 2020, we were in compliance with our financial covenants.

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

The net carrying value of the equity component related to the Convertible Notes was $57 million as of June 30, 2020 and December 31, 2019. The amount of interest cost recognized relating to the contractual interest coupon was $2 million and $4 million for the three and six months ended June 30, 2020 and 2019, respectively. The amount of interest cost recognized relating to the amortization of the discount and debt issuance costs was $3 million and $6 million for the three and six months ended June 30, 2020, respectively, and $3 million and $6 million for the three and six months ended June 30, 2019, respectively. The effective interest rate on the liability component was 6.50% as of June 30, 2020 and December 31, 2019.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of June 30, 2020, we had $1 billion in a committed line of credit under the Senior Credit Facility and $365 million of uncommitted lines of credit to support the issuance of letters of credit. As of June 30, 2020, with respect to our Senior Credit Facility, we had no outstanding borrowings and $24 million of issued letters of credit. With respect to our PLOC, we had $99 million of outstanding letters of credit. The outstanding letters of credit on the PLOC were transferred to the Revolver in connection with the amendment of the Senior Credit Facility on July 2, 2020. With respect to our $365 million of uncommitted lines of credit, we had utilized $208 million for letters of credit as of June 30, 2020. The total remaining capacity of these committed and uncommitted lines of credit was approximately $1.0 billion. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $167 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 12. Income Taxes

The effective tax rate was approximately (18)% and (4)% for the three and six months ended June 30, 2020, respectively. The effective tax rate was approximately 27% for both the three and six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020, as compared to the U.S. statutory rate of 21%, was primarily impacted by impairment and restructuring charges incurred that are not deductible for tax purposes. Excluding the tax impact of the impairment and restructuring charges, our tax rate was 27% for the six months ended June 30, 2020.

Our estimated annual effective rate for 2020 is 26% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2020 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2020 and December 31, 2019 was $195 million and $200 million, respectively. The decrease of $5 million and $8 million for the six months ended June 30, 2020 and 2019, respectively, was due to the utilization of valued foreign tax credits during these periods resulting from changes in the amount and character of forecasted income. The valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $748 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $576 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, was $96 million and $97 million, respectively.

Note 13. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoD, NASA, and the Department of State. We may have disagreements or experience performance issues on our U.S. government contracts. When performance issues arise under any of these contracts, the U.S. government retains the right to pursue various remedies, including challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, which is responsible for the administration of the majority of our contracts. The scope of these audits includes, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe any completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows.

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

Form 1s

The U.S. government has issued and has outstanding Form 1s questioning $78 million of billed costs as of June 30, 2020. They had previously paid us $52 million of the questioned costs related to our services on the LogCAP III contract. The remaining balance of $26 million as of June 30, 2020 is included on our condensed balance sheets in “Claims and accounts receivable." In addition, we have withheld $26 million from our subcontractors at June 30, 2020 related to these questioned costs, which is included in "Other current liabilities" on our condensed balance sheets.

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

As a result of the Form 1s, and claims discussed above as well as open audits, we have accrued a reserve for unallowable costs of $42 million and $41 million as of June 30, 2020 and December 31, 2019, respectively. The balance at June 30, 2020, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $25 million and $17 million, respectively. The balance at December 31, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $26 million and $15 million, respectively.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other current liabilities" on our condensed consolidated balance sheets. As of June 30, 2020, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate if we are unable to favorably resolve our claims and disputes against the U.S. government. See "KBR Contract Claim on FKTC containers" below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more were expected to occur in early 2020 but have been postponed due to COVID-19. KBR and the relators filed various motions including a motion to dismiss by KBR. KBR's motion to dismiss was not granted and we are considering appellate options.  The deadline for all fact discovery and depositions has been extended due to COVID-19 travel restrictions and related delays and discovery continues. We believe the allegations of fraud by the relators are without merit and, as of June 30, 2020, no amounts have been accrued.

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

Discovery for this complaint is now mostly complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court recently ruled on various discovery motions allowing one additional deposition to take place. As of June 30, 2020, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a response from the appellate court is expected in late 2020. As of June 30, 2020, we believe our recorded accruals and the pay-when-paid terms in our contract with FKTC are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

Note 14. Other Commitments and Contingencies

Unaoil Investigation. We previously disclosed that the DOJ, SEC, and the SFO had been conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR.  The DOJ and SEC have informed us that their investigations with regard to KBR are now closed. The SFO has informed us that its KBR investigation is no longer focused on allegations of corruption involving Unaoil although some lines of inquiry remain under investigation. To the extent necessary, KBR will continue to cooperate with the authorities in their investigations.

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

At this time we do not believe a risk of material loss is probable related to this matter.  SSI is no longer an existing entity in Chad or the United States.  Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be reimbursable by Exxon based on the applicable contract.

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

The joint venture and its client are discussing potential resolution of the claims although no specific course of action has been agreed. In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations. The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but has been postponed. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. As of June 30,

2020, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are in early stages. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time.

Note 15. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 79% of our lease obligations at June 30, 2020. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize a ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purpose of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of lease costs for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2020	2019	2020	2019
Operating lease cost	$13	$15	$26	29
Short-term lease cost	32	27	69	47
Total lease cost	$45	$42	$95	$76

Operating lease cost includes operating lease ROU asset amortization of $15 million and $16 million for the six months ended June 30, 2020 and 2019, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $11 million and $13 million for the six months ended June 30, 2020 and 2019, respectively.

Total short-term lease commitments as of June 30, 2020 were approximately $136 million. Additional information related to leases was as follows:

June 30,
Dollars in millions	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28
Right-of-use assets obtained in exchange for new operating lease liabilities	$6
Weighted-average remaining lease term-operating (in years)	7.0
Weighted-average discount rate-operating leases	5.3%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of June 30, 2020:

	Year
Dollars in millions	2020	2021	2022	2023	2024	Thereafter	Total
Future payments - operating leases	$25	$42	$34	$29	$19	$77	$226

Dollars in millions	Operating Leases
Total future payments	$226
Less imputed interest	(38)
Present value of future lease payments	$188
Less current portion of lease obligations	(40)
Noncurrent portion of lease obligations	$148

Note 16. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	(37)	—	(23)	(60)
Amounts reclassified from AOCL	(11)	10	5	4
Net other comprehensive income (loss)	(48)	10	(18)	(56)
Balance at June 30, 2020	$(363)	$(644)	$(36)	$(1,043)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(14)	—	(11)	(25)
Amounts reclassified from AOCL	—	7	2	9
Net other comprehensive income (loss)	(14)	7	(9)	(16)
Balance at June 30, 2019	$(318)	$(585)	$(23)	$(926)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2020	2019	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$11	$—	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$11	$—	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(12)	$(9)	See (a) below
Tax benefit	2	2	Provision for income taxes
Net pension and post-retirement benefits	$(10)	$(7)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(6)	$(2)	Other non-operating income
Tax benefit	1	—	Provision for income taxes
Net changes in fair value of derivatives	$(5)	$(2)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 10 to our condensed consolidated financial statements for further discussion.

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

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	11,008	$22.79	—	160,132	$25.74	$4

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	13,233	$22.55	—	173,868	$19.98	$3

Note 18. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2020	2019	2020	2019
Basic weighted average common shares outstanding	142	141	142	141
Stock options, restricted shares, and convertible debt	—	—	—	—
Diluted weighted average common shares outstanding	142	141	142	141

For purposes of applying the two-class method in computing income (loss) per share, there were no net earnings allocated to participating securities for the three and six months ended June 30, 2020. Net earnings allocated to participating securities for the three and six months ended June 30, 2019 were $0.4 million and $0.7 million, respectively, or a negligible amount per share for both periods. The diluted income (loss) per share calculation did not include 1.2 million antidilutive weighted average shares for the three and six months ended June 30, 2020. The diluted income per share calculation did not include 1.2 million and 1.5 million antidilutive weighted average shares for the three and six months ended June 30, 2019, respectively.

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

		June 30, 2020		December 31, 2019
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$277	$277	$176	$176
Term Loan B	Level 2	519	509	756	764
Convertible notes	Level 2	350	394	350	466
Nonrecourse project debt	Level 2	12	12	18	18

See Note 11 "Debt and Other Credit Facilities" for further discussion of our term loans, convertibles notes, and nonrecourse project debt.

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

As of June 30, 2020, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $52 million, all of which had durations of 17 days or less. We also had approximately
$1 million (gross notional value) of cash flow hedges which had durations of 31 days or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at June 30, 2020, and December 31, 2019. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gains (losses) dollars in millions	2020	2019	2020	2019
Balance Sheet Hedges - Fair Value	$(1)	$—	$—	$—
Balance Sheet Position - Remeasurement	—	2	6	5
Net	$(1)	$2	$6	$5

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR-rate based loans into fixed-rate loans.  In October 2018, we entered into interest rate swap agreements with a notional value of $500 million which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive a one-month LIBOR rate and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive a one-month LIBOR rate and pay a monthly fixed rate of 0.965% for the term of the swaps.  Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at June 30, 2020, was $42 million of which $14 million is included in "Other current liabilities" and $28 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $42 million and is included in "AOCL" as of June 30, 2020. The fair value of the interest rate swaps at December 31, 2019 was $21 million, of which $8 million is included in "Other current liabilities" and $13 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $21 million and included in "AOCL" as of December 31, 2019.

Credit Losses. We are exposed to credit losses primarily related to our professional services, project delivery, and technologies offered in our ES and TS business segments. We do not consider our GS business segment to be at risk for credit losses as substantially all services within this segment are provided to the U.S., U.K. and Australian governments and related agencies. We determined our allowance for credit losses by using a loss-rate methodology, in which we assessed our historical write-off of receivables against our total receivables and contract asset balances over several years. From this historical loss-rate approach, we also considered the current and forecasted economic conditions expected to be in place over the life of our receivables and contract assets.

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

At June 30, 2020, our ES and TS business segments that are subject to credit risk, reported approximately $511 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $11 million. Although there continues to be an economic disruption resulting from the impact of COVID-19 and the decline in energy markets in 2020, changes in our credit loss reserve was not material for the six months ended June 30, 2020. Based on an aging analysis at June 30, 2020, 85% of our accounts receivable related to these segments were outstanding less than 90 days.

Accounts Receivable Factoring. From time to time, we sell certain receivables to unrelated third-party financial institutions under various factoring arrangements or agreements. These agreements do not allow for recourse in the event of uncollectibility, and we derecognized $32 million of accounts receivable during the six months ended June 30, 2020 under these agreements. The fees associated with these agreements were not material.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in ASC Topic 740 related to the incremental approach for intraperiod tax allocation, accounting for basis differences for ownership changes in foreign investments and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax and enacted changes in tax laws in interim periods. For public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted. We are currently evaluating the future impact of adoption of this standard.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued if certain criteria are met. Each of the expedients can be applied as of January 1, 2020 through December 31, 2022. For eligible hedging relationships existing as of January 1, 2020 and prospectively, we are currently in the process of assessing the optional expedient allowing an entity to assume that the hedged forecasted transaction in a cash flow hedge is probable of occurring. As reference rate reform is still an ongoing process, we will continue to evaluate the timing and potential impact of adoption for other optional expedients when deemed necessary.

 In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities. This ASU permits private companies and not-for-profit organizations that have not yet applied the revenue recognition standard to do so for annual reporting periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020. For leases, the ASU provides an effective date deferral to private companies, private not-for-profit organizations, and public not-for-profit organizations that have not yet issued (or made available) their financial statements reflecting the adoption of the guidance. It is intended to provide near-term relief for certain entities for whom the leases adoption is imminent. Under the ASU, private companies and private not-for-profit organizations may apply the new leases standard for fiscal years beginning after December 15, 2021, and to interim periods within fiscal years beginning after December 15, 2022. Public not-for-profit organizations that have not yet issued (or made available to issue) financial statements reflecting the adoption of the leases guidance may apply the standard for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The standard was effective immediately upon issuance.

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

Overview

Our business portfolio includes full life-cycle professional services, project solutions and technologies delivered across a wide government, defense and industrial base. Our capabilities and offerings include feasibility and solutions development; technical consulting; research and development; highly specialized mission support; systems acquisition, integration, engineering and design services; program management; global logistics services; process technologies, proprietary equipment and catalysts; and asset operations, maintenance and industrial services. We strive to deliver high impact solutions and services to support our clients' success today and to help them strengthen their strategic position for the future.

Business Environment and Trends

General Outlook

KBR is a global provider of differentiated, professional services and solutions across the asset and program life cycle serving a broad base of government, defense and industrial customers. Management has initiated a strategic transition from its current three-segment business model to a two-segment model comprised of a Technology Solutions business and a Government Solutions business which will occur over the remainder of 2020. We believe that this transition combined with increased customer engagement during the ongoing pandemic and a track record of delivering predictable financial results, demonstrates the continued advancement of our long-term strategic vision.

For the past six years, KBR has been undergoing a deliberate, strategic transformation into a provider of high-end, digitally enabled solutions and technologies in attractive, less volatile markets. This transition is expected to simplify our business and will allow us to further narrow our strategic focus across the company, which is to continue the realignment of our services upmarket into differentiated areas that we believe will provide attractive returns, consistent growth and improved cash conversion. The realignment comes in the midst of a years-long organizational shift toward more agile, technology-driven and solutions-oriented delivery and away from high-risk, volatile markets.

In early 2020, we amended our senior credit facility, lowering our cost of capital.  In July 2020, building on KBR's improved corporate credit ratings, we converted $500 million of capacity formerly available for performance letters of credit to increase capacity of our revolving credit facility from $500 million to $1 billion, with no change to underlying interest rates. As of June 30, 2020, KBR had no borrowings outstanding under its revolving credit facility. We believe, KBR's liquidity profile combined with our track record of generating free cash gives us significant capital deployment flexibility and reflects KBR's business resilience, financial outlook and transformed and de-risked business mix.

Government Outlook

Integration is complete on the strategic acquisitions undertaken in our GS segment over the past four years. We believe these acquisitions have proven to be very successful.

The U.S. defense budget funds a national security strategy that continues to innovate and modernize to meet long-range emerging threats, enhance military readiness, further actions to confront near peer threats, enhance the DoD’s cybersecurity and cyber warfare capabilities, and establish the U.S. Space Force.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. A significant majority of our work in the U.K. is contracted through long-term privately financed initiatives (PFIs) that are expected to provide stable, predictable earnings and cash flow over the program life, with our largest PFI extending through 2041. The Australian government continues to increase defense spending, with particular focus on enhancing regional security, building defense capabilities, strengthening cyber defenses and promoting broader economic stability.

With defense and space budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology upgrades, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ priorities.

Industrial Outlook

Recent global events and the associated market disruptions, especially in the energy sector, have accelerated KBR’s transition to becoming a solutions-oriented business. We have discontinued pursuing certain lump-sum and commoditized construction projects and are focused on bringing our high-end sector expertise and client relationships into the expanded Technology Solutions business. We believe this transition will provide synergistic opportunities and position KBR to deliver value across a broad industrial base.

In order to achieve the planned combination and rationalization of the TS and ES segments, Technology Solutions has identified and aligned complementary and technology-enabled solutions and offerings delivered by our Energy Solutions segment to add to its process technology intellectual property. Such offerings include digital and energy transition solutions, high-end engineering, design and professional services, and technology-led industrial solutions. Long-range industrial market fundamentals are supported by global population growth and acceleration of demand for energy transition and renewable energy sources for which momentum and investment continue, even amidst COVID-19, as our clients advance important objectives around decarbonization, energy efficiency and climate change. Combining high-end and sustainability expertise and client relationships into Technology Solutions will generate new opportunities, simplify our business model and position us to deliver our offerings across a broad industrial base.

See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" for further discussion of restructuring charges and asset impairments primarily associated with our ES and Other segments.

Our Business

Overall, we believe we have a balanced portfolio of global professional services and technologies across a wide government, defense and industrial base. Our business is organized into three core and two non-core business segments as follows:

Core business segments

• Government Solutions
• Technology Solutions
• Energy Solutions

Non-core business segments

• Non-strategic Business
• Other

See additional information on our business segments, including detail with respect to changes to our reportable segments in Notes 1 and 2 to our condensed consolidated financial statements.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The information below is an analysis of our consolidated results for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Revenues	$1,385	$1,422	$(37)	(3)%

The decrease in consolidated revenues was primarily driven by the timing of certain GS projects at or near completion and lower volumes on various government contracts in the U.S. and the U.K. as well as lower activity and timing of progress on projects in our TS business segment. ES revenue growth partially offset these declines driven by the ramp up on projects in the U.S. and Mexico.

Gross Profit	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Gross profit	$142	$160	$(18)	(11)%

Gross profit in the second quarter of 2020 was slightly lower than the second quarter of 2019 and was caused by lower revenue volume and an unfavorable mix of lower margin projects in our ES business segment, substantially offset by changes in estimates on GS projects in the U.S. and U.K.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Equity in earnings of unconsolidated affiliates	$16	$15	$1	7%

The increase in equity in earnings of unconsolidated affiliates was primarily due to the non-recurrence of an accrued loss associated with an equity method investment in Latin America in 2019. These increases were substantially offset by the completion of a North Sea project in 2019 and reduced activity from an industrial services joint venture.

Selling, General and Administrative Expenses	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Selling, general and administrative expenses	$(73)	$(88)	$(15)	(17)%

Selling, general and administrative expenses in the three months ended June 30, 2020 was $15 million lower than the same period in 2019 primarily due to cost savings and other restructuring initiatives resulting in lower employee benefits, travel and information technology costs as well as lower costs recoverable under U.S. government contracts in our GS business segment.

Acquisition and Integration Related Costs	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Acquisition and integration related costs	$—	$(1)	$(1)	(100)%

The decrease in acquisition and integration related costs was primarily due to substantial completion of acquisition and integration activities in early 2019 related to KBR's acquisition of SGT.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Goodwill impairment	$(37)	$—	$(37)	n/m
Restructuring charges and asset impairments	$(59)	$—	$(59)	n/m

As a result of the ongoing economic and market volatility as well as management's decision to discontinue pursuing certain projects within our ES segment during the second quarter of 2020, we recognized goodwill impairment of approximately $37 million associated with a reporting unit in our ES business segment during the second quarter of 2020. In addition, we recognized additional restructuring charges and asset impairments in the three months ended June 30, 2020 totaling $59 million. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" in the footnotes to our accompanying condensed consolidated financial statements.

Interest Expense	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Interest expense	$(19)	$(26)	$(7)	(27)%

The decrease in interest expense was primarily due to lower outstanding borrowings under our Senior Credit Facility during the three months ended June 30, 2020 as compared to the same period in 2019 and lower weighted-average interest rates as a result of the refinancing of our Senior Credit Facility in February 2020. See Note 11 to our condensed consolidated financial statements for further discussion.

Other Non-operating Income (Loss)	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Other non-operating income (loss)	$(2)	$2	$(4)	200%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses, and other non-operating income or expense items with the change primarily related to foreign exchange gains and losses. In the second quarter of 2020, we recognized a net foreign currency loss of approximately $3 million compared to a gain of approximately $1 million for the second quarter of 2019.

Provision for Income Taxes	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Income before provision for income taxes and noncontrolling interests	$(33)	$68	$(101)	(149)%
(Provision) for income taxes	$(6)	$(18)	$(12)	(67)%

The provision for income taxes for the three months ended June 30, 2020 reflects a (18)% tax rate as compared to a 27% tax rate for the three months ended June 30, 2019. The effective tax rate of (18)% for the three months ended June 30, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the impact of the impairment and restructuring charges, our rate was 27% for the three months ended June 30, 2020. The effective tax rate of 27% for the three months ended June 30, 2019 was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. See Note 12 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Net income attributable to noncontrolling interests	$—	$(2)	$(2)	(100)%

Results of Operations by Business Segment

	Three Months Ended June 30,
Dollars in millions	2020	2019
Revenues
Government Solutions	$925	$1,033
Technology Solutions	73	93
Energy Solutions	387	296
Subtotal	1,385	1,422
Non-strategic Business	—	—
Total revenues	$1,385	$1,422

Gross profit
Government Solutions	$114	$112
Technology Solutions	23	26
Energy Solutions	6	22
Subtotal	143	160
Non-strategic Business	(1)	—
Total gross profit	$142	$160

Equity in earnings of unconsolidated affiliates
Government Solutions	$7	$8
Energy Solutions	9	11
Subtotal	16	19
Non-strategic Business	—	(4)
Total equity in earnings of unconsolidated affiliates	$16	$15

Total selling, general and administrative expenses	$(73)	$(88)

Acquisition and integration related costs	—	(1)

Goodwill impairment	(37)	—

Restructuring charges and asset impairments	$(59)	$—

Gain on disposition of assets	$(1)	$6

Total operating income	$(12)	$92

Government Solutions

GS revenues decreased by $108 million, or 10%, to $925 million in the second quarter of 2020, compared to $1.0 billion in the second quarter of 2019. This decrease was primarily driven by the completion of disaster recovery services provided to the U.S. Air Force in 2019, lower work volume on the LogCAP IV project and the reduction in revenue related to the Aspire Defence project in the U.K. as construction nears completion. These decreases were partially offset by higher volumes of GS services on existing projects in Australia as well as the SMA acquisition in March 2020.

GS gross profit increased by $2 million, or 2%, to $114 million in the second quarter of 2020 compared to $112 million in the second quarter of 2019. The effect of the reduced volumes was more than offset by favorable changes in estimates on project in the U.S. and U.K. and improved profitability on the Aspire Defence project as uncertainties associated with index-based price adjustments continue to dissipate.

GS equity in earnings of unconsolidated affiliates decreased by $1 million, or 13%, to $7 million in the second quarter of 2020 compared to $8 million in the second quarter of 2019. The decrease is primarily associated with lower earnings from the U.K. Roads project joint ventures.

Technology Solutions

TS revenues decreased by $20 million, or 22%, to $73 million in the second quarter of 2020 compared to $93 million in the second quarter of 2019, primarily driven by higher volumes of proprietary equipment sales in 2019 as compared to 2020.

TS gross profit decreased by $3 million, or 12%, to $23 million in the second quarter of 2020 compared to $26 million in the second quarter of 2019 primarily due to overall lower revenue volume with a more favorable mix of licensing revenue at higher margins.

Energy Solutions

ES revenues increased by $91 million, or 31%, to $387 million in the second quarter of 2020, compared to $296 million in the second quarter of 2019. The increase was largely attributable to new awards and ramp-up of existing projects along the U.S. Gulf Coast including an expansion of services in Mexico.

ES gross profit decreased by $16 million, or 73%, to $6 million in the second quarter of 2020 as compared to $22 million in the second quarter of 2019 due to an unfavorable mix of lower margin projects primarily in the U.S. as well as reductions in project services provided to a joint venture in the Middle East.

ES equity in earnings of unconsolidated affiliates decreased by $2 million, or 18%, to $9 million in the second quarter of 2020, compared to earnings of $11 million in the second quarter of 2019. This decrease was primarily due to the completion of a North Sea project in 2019 and lower earnings from an industrial services joint venture in the U.S.

Non-strategic Business

Non-strategic Business earned no revenues in the second quarter of 2020 and 2019.

Non-strategic Business incurred a gross loss of $1 million in the second quarter of 2020, compared to no gross profit (loss) in the second quarter of 2019. All Non-Strategic Business projects are substantially complete as of June 30, 2020. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

Non-strategic Business earned no equity in earnings of unconsolidated affiliates for the six months ended June 30, 2020 compared to a loss of $4 million for the six months ended June 30, 2019 due to an accrued loss associated with an equity method investment in Latin America in 2019.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 “Business Segment Information” to our condensed consolidated financial statements.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The information below is an analysis of our consolidated results for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Revenues	$2,922	$2,762	$160	6%

The increase in consolidated revenues was primarily driven by recently awarded projects within the U.S. in our ES business segment which had increased revenues of $310 million. Overall GS business segment revenues declined due to the completion of disaster recovery services provided to the U.S. Air Force in 2019, lower work volume on the LogCAP IV project, and the reduction in revenues on the Aspire Defence project in the U.K. as construction nears completion.

Gross Profit	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Gross profit	$328	$313	$15	5%

The increase in gross profit is principally driven by the GS business segment which contributed $39 million in increased gross profit primarily due to favorable changes in estimates on projects in the U.S. and the U.K. and improvements in margins on the Aspire Defence project in the U.K. These increases were partially offset by an increased mix of lower margin projects in the U.S. in our ES business segment and higher costs associated with project close-out activities in our Non-strategic Business.

Equity in Earnings of Unconsolidated Affiliates	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Equity in earnings of unconsolidated affiliates	$17	$15	$2	13%

Equity earnings increased primarily due to the non-recurrence of an accrued loss associated with an equity method investment in Latin America in 2019. These increases were substantially offset by the completion of a North Sea project and reduced activity from an industrial services joint venture.

Selling, General and Administrative Expenses	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Selling, general and administrative expenses	$(170)	$(166)	$4	2%

Selling, general and administrative expenses in the six months ended June 30, 2020 was $4 million higher than the same period in 2019 primarily related to increased marketing and other costs in our GS and ES business segments that were substantially offset by cost savings and other restructuring activities resulting in lower employee benefits, travel and information technology costs.

Acquisition and Integration Related Costs	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Acquisition and integration related costs	$—	$(2)	$(2)	(100)%

The decrease in acquisition and integration related costs was primarily due to substantial completion of acquisition and integration activities in early 2019.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Goodwill impairment	$(99)	$—	$(99)	n/m
Restructuring charges and asset impairments	$(175)	$—	$(175)	n/m

As a result of the economic and market volatility as well as management's decision to discontinue pursuing certain projects within our ES business segment, we recognized goodwill impairments totaling $99 million associated with a reporting unit in our ES segment during the six months ended June 30, 2020. In addition, management initiated a restructuring plan during the first quarter of 2020 and as a result, we also recognized restructuring charges and asset impairments for the six months ended June 30, 2020 totaling $175 million. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" in the footnotes to our accompanying condensed consolidated financial statements.

Interest Expense	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Interest expense	$(42)	$(51)	$(9)	(18)%

The decrease in interest expense was primarily due to lower outstanding borrowings under our Senior Credit Facility during the six months ended June 30, 2020 as compared to the same period in 2019 and lower weighted-average interest rates as a result of the refinancing of our Senior Credit Facility in February 2020. See Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements for further discussion.

Other Non-operating Income	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Other non-operating income	$5	$7	$(2)	(29)%

Other non-operating income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items with the change primarily related to foreign exchange gains and losses. We recognized a net foreign currency gain of approximately $2 million for the six months ended June 30, 2020 compared to a net gain of $4 million for the six months ended June 30, 2019.

Provision for Income Taxes	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
(Loss) income before provision for income taxes and noncontrolling interests	$(118)	$126	$(244)	(194)%
Benefit (provision) for income taxes	$(5)	$(34)	$(29)	(85)%

The provision for income taxes for the six months ended June 30, 2020, reflects a (4)% tax rate as compared to a 27% tax rate for the six months ended June 30, 2019. The effective tax rate of (4)% for the six months ended June 30, 2020 was impacted by impairment and restructuring charges incurred during the period. Excluding the impact of the impairment and restructuring charges, our tax rate was 27% for the six months ended June 30, 2020. The effective tax rate of 27% for the six months ended June 30, 2019 was primarily impacted by the rate differential on our foreign earnings and equity losses for which no tax benefit is available. See Note 12 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Net income attributable to noncontrolling interests	$(20)	$(4)	$16	n/m

The increase in net income attributable to noncontrolling interests was associated with variable consideration resulting from the resolution of a contingency on a completed LNG project and liquidation of the joint venture.

Results of Operations by Business Segment

	Six Months Ended June 30,
Dollars in millions	2020	2019
Revenues
Government Solutions	$1,880	$2,008
Technology Solutions	161	185
Energy Solutions	878	568
Subtotal	2,919	2,761
Non-strategic Business	3	1
Total revenues	$2,922	$2,762

Gross profit (loss)
Government Solutions	$241	$202
Technology Solutions	52	53
Energy Solutions	40	58
Subtotal	333	313
Non-strategic Business	(5)	—
Total gross profit	$328	$313

Equity in earnings of unconsolidated affiliates
Government Solutions	$12	$14
Energy Solutions	5	14
Subtotal	17	28
Non-strategic Business	—	(13)
Total equity in earnings of unconsolidated affiliates	$17	$15

Total selling, general and administrative expenses	$(170)	$(166)

Acquisition and integration related costs	$—	$(2)

Goodwill impairment	$(99)	$—

Restructuring charges and asset impairments	$(175)	$—

Gain on disposition of assets	$18	$10

Total operating income	$(81)	$170

Government Solutions

GS revenues decreased by $128 million, or 6%, to $1.9 billion in the six months ended June 30, 2020, compared to $2.0 billion in the six months ended June 30, 2019. This decrease was primarily driven by the completion of disaster recovery services provided to the U.S. Air Force in 2019, lower work volume on the LogCAP IV project and the reduction in revenues on the Aspire Defence project in the U.K. as construction work nears completion. The decreases above were partially offset by growth of human performance and behavioral health services provided to the U.S. Special Operations Command and services provided to NASA, increased engineering services on various other U.S. government programs, a new award from the U.K. MoD in late 2019 for the provision of services in the Middle East, and overall growth of our overall Australian business including the acquisition of SMA in March 2020.

GS gross profit increased by $39 million, or 19%, to $241 million in the six months ended June 30, 2020, compared to $202 million in the six months ended June 30, 2019. The volume decreases on LogCAP IV and completion of disaster recovery services provided to the U.S. Air Force in 2019 were more than offset by favorable changes in estimates on projects in the U.S. and the U.K., improved profitability on the Aspire project as uncertainties associated with index-based price adjustments dissipate and the settlement of a legacy legal matter related under our LogCAP III contract. The increase was also driven by volume growth on engineering and other services on U.S. government contracts and the growth of our government business in Australia.

GS equity in earnings of unconsolidated affiliates decreased by $2 million, or 14%, to $12 million in the six months ended June 30, 2020, compared to $14 million in the six months ended June 30, 2019. The decrease is associated with lower earnings from the U.K. Roads project joint ventures and lower profitability associated with the start-up of a joint venture executing a U.S. government base operations support contract.

Technology Solutions

TS revenues decreased by $24 million, or 13%, to $161 million in the six months ended June 30, 2020, compared to $185 million in the six months ended June 30, 2019, primarily driven by higher volumes of proprietary equipment sales in 2019 as compared to 2020.

TS gross profit decreased by $1 million, or 2%, to $52 million in the six months ended June 30, 2020, compared to $53 million in the six months ended June 30, 2019, primarily due to overall lower revenue volume substantially offset by a more favorable mix of licensing revenue at higher margins.

Energy Solutions

ES revenues increased by $310 million, or 55%, to $878 million in the six months ended June 30, 2020, compared to $568 million in the six months ended June 30, 2019. The increase was largely attributable to new awards and ramp-up of existing projects along the U.S. Gulf Coast and Mexico as well as increased engineering services on several projects ramping up internationally. These increases were partially offset by the completion or near completion of projects in the LNG business.

ES gross profit decreased by $18 million, or 31%, to $40 million in the six months ended June 30, 2020, compared to $58 million in the six months ended June 30, 2019. This decrease was primarily due to a higher mix of lower margin projects in 2020 primarily in the U.S., reductions in project services provided to a joint venture in the Middle East and the non-recurrence of a favorable close-out of an EPC project in the U.S. in 2019. These decreases were partially offset by higher volume and a favorable change in variable consideration resulting from resolution of a contingency on a completed LNG project during the first quarter of 2020 as further discussed in Note 2 “Business Segment Information” to our condensed consolidated financial statements.

ES equity in earnings of unconsolidated affiliates decreased by $9 million to $5 million in the six months ended June 30, 2020, compared to earnings of $14 million in the six months ended June 30, 2019. This decrease was primarily due to the completion of a North Sea project in 2019 and lower earnings from an industrial services joint venture in the U.S.

Non-strategic Business

Non-strategic Business earned revenues of $3 million in the six months ended June 30, 2020, compared to $1 million earned in the six months ended June 30, 2019. Revenues in the Non-strategic Business were primarily associated with close-out activities on completed projects as we exit the business.

Non-strategic Business incurred a gross loss of $5 million in the six months ended June 30, 2020 primarily due to costs associated with project close-out activities. No gross profit was earned for the six months ended June 30, 2019.

Non-strategic Business earned no equity in earnings of unconsolidated affiliates for the six months ended June 30, 2020 compared to a loss of $13 million for the six months ended June 30, 2019 due to recognition of an accrued loss associated with an equity method investment in Latin America in 2019.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 2 “Business Segment Information” to our condensed consolidated financial statements. See Note 6 “Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements for more information on the Ichthys LNG project.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.5 billion at June 30, 2020, and $2.6 billion at December 31, 2019. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $58 million and $78 million at June 30, 2020 and December 31, 2019, respectively.

The following table summarizes our backlog by business segment as of June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
Dollars in millions	2020	2019
Government Solutions	$10,517	$10,960
Technology Solutions	561	579
Energy Solutions	1,509	3,097
Subtotal	12,587	14,636
Non-strategic Business	—	—
Total backlog	$12,587	$14,636

Backlog for the ES business segment decreased approximately $1.6 billion during the six months ended June 30, 2020 and was primarily due to management's decision to discontinue pursuing certain projects totaling approximating $1.2 billion. The remaining decrease was due to workoff, net of new awards during the period. For further discussed, see Notes 1 and 7 to our condensed consolidated financial statements.

We estimate that as of June 30, 2020, 34% of our backlog will be executed within one year. Of this amount, 87% will be recognized in revenues on our condensed consolidated statement of operations and 13% will be recorded by our unconsolidated joint ventures. As of June 30, 2020, $40 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2020, 13% of our backlog was attributable to fixed-price contracts, 53% was attributable to PFIs and 34% of our backlog was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2020, $8.7 billion of our GS backlog was currently funded by our customers.

As of June 30, 2020, we had approximately $2.9 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $12.6 billion and the remaining performance obligation as defined by ASC 606 of $9.7 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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
ES services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $1 billion Revolver under our Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis.
As noted in Note 11 "Debt and Other Credit Facilities" in the notes to the accompanying condensed consolidated financial statements, we amended our Senior Credit Facility on February 7, 2020, reducing the applicable margins and commitment fees associated with the various borrowings under the facility. Additionally, the amendment extended maturity dates with respect to the Revolver, PLOC and Term Loan A to February 2025 and Term Loan B to February 2027. On July 2, 2020, we amended our Senior Credit Facility to convert the $500 million capacity formerly available under our PLOC to our Revolver, thereby increasing our Revolver capacity from $500 million to $1 billion. The aggregate amount under our Senior Credit Facility remains $1.795 billion and all other terms and conditions remain unchanged. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of June 30, 2020, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $635 million at June 30, 2020, and $712 million at December 31, 2019, and consisted of the following:

	June 30,	December 31,
Dollars in millions	2020	2019
Domestic U.S. cash	$170	$207
International cash	265	245
Joint venture and Aspire Defence project cash	200	260
Total	$635	$712

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

As of June 30, 2020, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Dollars in millions	2020	2019
Cash flows provided by operating activities	$150	$81
Cash flows (used in) investing activities	(25)	(131)
Cash flows (used in) financing activities	(183)	(78)
Effect of exchange rate changes on cash	(19)	—
(Decrease) in cash and equivalents	$(77)	$(128)

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

Cash provided by operations totaled $150 million in the first six months of 2020 as compared to net loss of $123 million. The difference is principally the result of non-cash restructuring charges and asset impairments in addition to net changes in working capital balances for projects impacting operating cash flows as discussed below:

•
Accounts receivable unfavorable cash flow impact of $40 million primarily related to the ramp-up of recently awarded cost-reimbursable and several new international projects primarily in the Middle East and Mexico within our ES business segment partially offset by increased collections due to timing of certain U.S. government projects in our GS business segment.

•	Contract assets favorable cash flow impact of $38 million was largely attributable to increased billings on U.S. government projects in our GS business segment.

•
Accounts payable favorable cash flow impact of $23 million was largely attributable to the ramp-up of several projects in the U.S. and Middle East in our ES business segment and various projects in our TS business segment partially offset by decreased volume on certain U.S. government contracts and lower construction services on the Aspire Defence project in the U.K. in our GS business segment.

•
Contract liabilities unfavorable cash flow impact of $92 million was primarily due to progress against project advances on the Aspire Defence project in our GS business segment and certain projects within our ES business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $15 million and contributed $20 million to our pension funds in the first six months of 2020.
Investing Activities. Cash used in investing activities totaled $25 million in the first six months of 2020 and was primarily due to the acquisition of SMA and funding our proportionate share of JKC's ongoing legal and commercial costs. See Note 4 for further discussion on the acquisition.

Financing Activities. Cash used in financing activities totaled $183 million in the first six months of 2020 and was primarily due to $150 million in net payments on borrowings related to the refinancing of our credit facility and $26 million for dividend payments to common shareholders. See Note 11 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. As discussed in Note 6 Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts.

JKC incurred substantial costs to complete the power plant under the fixed-price portion of the Ichthys LNG contract. JKC believes these costs are recoverable from the Consortium who abandoned their contractual obligation to complete the power plant as the original subcontractor. We have initiated arbitrations and other legal proceedings to recover these costs which may take several years to resolve. As a result, we funded our proportionate share of JKC's capital requirements to complete the power plant as these legal proceedings progress.

We made investment contributions to JKC of approximately $484 million to fund our proportionate share of the project execution activities on an inception-to-date basis. We continue to fund our proportionate share of ongoing legal and commercial costs. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows. If we experience unfavorable outcomes associated with the various legal and commercial disputes, our total investment contributions could increase which could have a material adverse effect on our financial position and cash flows.

As of June 30, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We recognized on our balance sheet a funding deficit of $232 million (measured as the difference between the fair value of plan assets and the projected benefit obligation) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the six months ended June 30, 2020 was $20 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The agreement calls for minimum annual contributions of £33 million ($41 million at current exchange rates) until the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Convertible Senior Notes

Information relating to our Convertible Senior Notes is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In the ordinary course of business, we have entered into various arrangements providing financial or performance assurance to customers on behalf of certain consolidated and unconsolidated subsidiaries, joint ventures and other jointly executed contracts. Such off-balance sheet arrangements include letters of credit, surety bonds and corporate guarantees to support the creditworthiness or project execution commitments of these entities and typically have various expiration dates ranging from mechanical completion of the project being constructed to a period beyond completion in certain circumstances such as for warranties. We have also guaranteed that certain projects, once completed, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential amount of future payments that we could be required to make under an outstanding performance arrangement is typically the remaining estimated cost of work to be performed by or on behalf of third parties. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For lump-sum or fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete the project. If costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, subcontractors or vendors for claims.

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2019 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

Financial guarantees, made in the ordinary course of business in certain limited circumstances, are entered into with financial institutions and other credit grantors and generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of June 30, 2020, we had no material guarantees of the work or obligations of third parties recorded.

We have both committed and uncommitted lines of credit available to be used for letters of credit. Our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion of which $331 million had been utilized for outstanding letters of credit as of June 30, 2020. Information relating to our letters of credit is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2019 Annual Report on Form 10-K, for the year ended December 31, 2019, which discussion is incorporated herein by reference.

See Note 1 "Description of Company and Significant Accounting Policies" to our condensed consolidated financial statements for a discussion of the potential impact of new accounting standards on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash and equivalents are deposited with major banks throughout the world. We invest excess cash and equivalents in short-term securities, primarily time deposits and money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and equivalents.

Foreign Currency Risk. We are exposed to market risk associated with changes in foreign currency exchange rates primarily related to engineering and construction contracts. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net loss of $1 million and a net gain of $2 million for the three months ended June 30, 2020 and 2019, respectively, and a net gain of $6 million and $5 million, for the six months ended June 30, 2020 and 2019, respectively, in "Other non-operating income (expense)" on our condensed consolidated statements of operations. The net gain of $6 million during the six months ended June 30, 2020 consisted primarily of favorable foreign currency movements on U.S. Dollar cash positions held in the U.K. and certain intercompany balance positions denominated in British Pounds resulting in foreign currency gains of approximately $12 million net of $6 million related to changes in the fair value of balance sheet hedges.

We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of June 30, 2020. Information relating to fair value measurements is described in Note 19 "Financial Instruments and Risk Management" to our condensed consolidated financial statements which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had no borrowings outstanding under the Revolver and $796 million under the term loan portions of the Senior Credit Facility as of June 30, 2020. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 11 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements where we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive a one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive a one-month LIBOR rate and pay an average monthly fixed rate of 0.965% for the term of the swaps which expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $42 million as of June 30, 2020.

At June 30, 2020, we had fixed rate debt aggregating $850 million and variable rate debt aggregating $296 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the six months ended June 30, 2020, was 4.89%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $1 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of June 30, 2020.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and those in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except for the risk factors set forth below, there have been no material changes in our assessment of our risk factors from those set forth in such reports.

The widespread outbreak of a pandemic or epidemic, or the outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business, results of operations and/or cash flows, including as a result of widespread reduced demand for oil and reduced commodity prices resulting from oversupply of oil or storage constraints.
The spread of COVID-19 across the globe has negatively affected worldwide economic and commercial activity, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets. Further, the inability of OPEC+ to agree to curtail production, combined with the oversupply of oil in light of reduced demand caused by COVID-19, has resulted in significant storage constraints, all of which caused a sharp drop in prices for oil in the first quarter of 2020 and a sustained low commodity price environment. In addition, our business and operational plans may be adversely affected by the COVID-19 pandemic due to a number of factors outside of our control, including:

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

Demand for our services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature, have been reduced in light of declining commodity prices, and have been significantly impacted by COVID-19 and disputes among OPEC+ regarding oil prices and production levels.
Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have been volatile in recent years reducing the revenues and earnings of our customers. Further, in March 2020, Saudi Arabia and Russia failed to reach a decision to cut production of oil and gas along with OPEC. Subsequently, Saudi Arabia significantly reduced the prices at which it sells oil and announced plans to increase production. These events, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the first quarter of 2020. In April 2020, OPEC+ and the United States agreed to curtail hydrocarbon production by approximately 10 million barrels per day, but the impact of these cuts on the market price for oil and natural gas remains uncertain. Oil prices have fallen further in recent weeks in light of widespread reduced demand as a result of COVID-19 as well as significant storage constraints. The average spot price of West Texas Intermediate (Cushing) crude oil closed at $39.27 on June 30, 2020, and declined to below $0 during April 2020.
These market conditions make it difficult for our customers to accurately forecast and plan future business trends and activities that in turn could have a significant impact on the activity levels of our businesses. As a result, several leading international and national oil companies have announced their intention to reduce capital expenditures in 2020. Demand for LNG and other facilities for which we provide services has decreased, and could continue to decrease, in light of the sustained reduction in the price and demand for crude oil or natural gas resulting from COVID-19. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs have caused and may continue to cause our customers to reduce or defer major expenditures given the long-term nature of many large-scale projects. Even relatively minor changes in supply and demand have the potential to cause large fluctuations in the prices of oil, natural gas and commodities, as well as lead to significant market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

•	world health events, including the COVID-19 pandemic, which has reduced and may continue to reduce demand for oil and natural gas because of reduced economic activity;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million of share repurchases, returning the authorization level to $350 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2020.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2020	2,494	$22.41	—	$350,000,000
May 1 - 31, 2020	3,556	$18.64	—	$350,000,000
June 1 - 30, 2020	4,958	$25.96	—	$350,000,000

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended June 30, 2020 was 11,008 shares at an average price of $22.79 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.51
Amendment No. 3 to Credit Agreement, dated as of July 2, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated July 8, 2020; File No. 001-33146)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Raymond L. Carney, Jr.
Mark W. Sopp	Raymond L. Carney, Jr.
Executive Vice President and Chief Financial Officer	Vice President and Chief Accounting Officer

Dated: August 6, 2020                      Dated: August 6, 2020