Form 10-Q
period 2020-09-30
KBR, INC.
filed 2020-10-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

As of October 22, 2020, there were 142,527,053 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include:

•
there is the potential for a wide range of uncertainties related to the 2020 Presidential and Congressional elections that could change funding related to our lines of business. Because we generate a substantial portion of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Changes in spending authorizations and budgetary priorities may occur as a result of the shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts and other factors;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

•
the COVID-19 pandemic has increased the severity and duration of world health events, including volatility in the capital markets, deteriorating financial conditions or bankruptcy, and related economic repercussions resulting from severe disruption in multiple industries, which may negatively impact our clients' ability to meet their payment obligations to us in a timely manner; and

•
the level of capital spending and access to capital markets by industrial companies, including significant reductions and potential additional reductions in capital expenditures in response to commodity prices and dramatically reduced demand

Many of these factors are beyond our ability to control or predict. Any of these factors, as well as the risks and uncertainties disclosed in our 2019 Annual Report on Form 10-K contained in Part I under "Risk Factors", this Quarterly Report on Form 10-Q contained or referenced in Part II under "Risk Factors", and the risk factors and other cautionary statements contained in our other filings with the SEC, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

Glossary of Terms

The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
HETs	Heavy equipment transporters
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PLOC	Performance Letter of Credit facility
ROU	Right of use
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
SMA	Scientific Management Associates (Operations) Pty Ltd
Space	Space and Mission Solutions
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$1,379	$1,425	$4,301	$4,187
Cost of revenues	(1,207)	(1,257)	(3,801)	(3,704)
Gross profit	172	168	500	483
Equity in earnings of unconsolidated affiliates	13	9	30	24
Selling, general and administrative expenses	(89)	(74)	(259)	(242)
Acquisition and integration related costs	(2)	—	(2)	(2)
Goodwill impairment	—	—	(99)	—
Restructuring charges and asset impairments	(1)	—	(176)	—
Gain on disposition of assets and investments	—	1	18	11
Operating income	93	104	12	274
Interest expense	(18)	(25)	(60)	(76)
Other non-operating (loss) income	(4)	3	1	10
Income (loss) before income taxes and noncontrolling interests	71	82	(47)	208
Provision for income taxes	(19)	(24)	(24)	(58)
Net income (loss)	52	58	(71)	150
Net income attributable to noncontrolling interests	—	(2)	(20)	(6)
Net income (loss) attributable to KBR	$52	$56	$(91)	$144
Net income (loss) attributable to KBR per share:
Basic	$0.36	$0.39	$(0.64)	$1.01
Diluted	$0.36	$0.39	$(0.64)	$1.01
Basic weighted average common shares outstanding	142	141	142	141
Diluted weighted average common shares outstanding	142	142	142	141
Cash dividends declared per share	$0.10	$0.08	$0.30	$0.24
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$52	$58	$(71)	$150
Other comprehensive income (loss):
Foreign currency translation adjustments	21	(33)	(27)	(47)
Pension and post-retirement benefits	6	5	18	14
Changes in fair value of derivatives	4	(1)	(19)	(10)
Other comprehensive income (loss)	31	(29)	(28)	(43)
Income tax (expense) benefit:
Foreign currency translation adjustments	—	(1)	—	(1)
Pension and post-retirement benefits	(1)	(1)	(3)	(3)
Changes in fair value of derivatives	(1)	3	4	3
Income tax (expense) benefit	(2)	1	1	(1)
Other comprehensive income (loss), net of tax	29	(28)	(27)	(44)
Comprehensive income (loss)	81	30	(98)	106
Less: Comprehensive income attributable to noncontrolling interests	—	(2)	(20)	(6)
Comprehensive income (loss) attributable to KBR	$81	$28	$(118)	$100
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$949	$712
Accounts receivable, net of allowance for credit losses of $12 and $14	976	938
Contract assets	167	215
Other current assets	115	146
Total current assets	2,207	2,011
Claims and accounts receivable	31	59
Property, plant, and equipment, net of accumulated depreciation of $413 and $386 (including net PPE of $25 and $29 owned by a variable interest entity)	111	130
Operating lease right-of-use assets	113	175
Goodwill	1,179	1,265
Intangible assets, net of accumulated amortization of $207 and $184	455	495
Equity in and advances to unconsolidated affiliates	825	846
Deferred income taxes	250	236
Other assets	137	143
Total assets	$5,308	$5,360
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$584	$572
Contract liabilities	355	484
Accrued salaries, wages and benefits	252	209
Nonrecourse project debt	10	11
Operating lease liabilities	39	39
Other current liabilities	193	186
Total current liabilities	1,433	1,501
Pension obligations	223	277
Employee compensation and benefits	107	115
Income tax payable	95	92
Deferred income taxes	16	16
Nonrecourse project debt	2	7
Long-term debt	1,314	1,183
Operating lease liabilities	154	192
Other liabilities	251	124
Total liabilities	3,595	3,507
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 179,021,597 and 178,330,201 shares issued, and 142,527,053 and 141,819,148 shares outstanding, respectively	—	—
PIC	2,219	2,206
Retained earnings	1,300	1,437
Treasury stock, 36,494,544 shares and 36,511,053 shares, at cost, respectively	(817)	(817)
AOCL	(1,014)	(987)
Total KBR shareholders’ equity	1,688	1,839
Noncontrolling interests	25	14
Total shareholders’ equity	1,713	1,853
Total liabilities and shareholders’ equity	$5,308	$5,360
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2020	$1,642	$2,216	$1,262	$(820)	$(1,043)	27
Share-based compensation	3	3	—	—	—	—
Dividends declared to shareholders ($0.10/share)	(14)	—	(14)	—	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	—	—	—	1	—	(1)
Net income	52	—	52	—	—	—
Other comprehensive income, net of tax	29	—	—	—	29	—
Balance at September 30, 2020	$1,713	$2,219	$1,300	$(817)	$(1,014)	$25

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders ($0.30/share)	(43)	—	(43)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(3)	—	—	—	—	(3)
Other	(6)	—	—	—	—	(6)
Net loss	(71)	—	(91)	—	—	20
Other comprehensive loss, net of tax	(27)	—	—	—	(27)	—
Balance at September 30, 2020	$1,713	$2,219	$1,300	$(817)	$(1,014)	$25

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2019	$1,819	$2,197	$1,346	$(818)	$(926)	$20
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.08/share)	(11)	—	(11)	—	—	—
Repurchases of common stock	(1)	—	—	(1)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Net income	58	—	56	—	—	2
Other comprehensive loss, net of tax	(28)	—	—	—	(28)	—
Balance at September 30, 2019	$1,842	$2,202	$1,391	$(817)	$(954)	$20

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842	21	—	21	—	—	—
Cumulative adjustment for the adoption of ASC 606 for our unconsolidated affiliates	25	—	25	—	—	—
Adjusted balance at January 1, 2019	1,764	2,190	1,281	(817)	(910)	20
Share-based compensation	9	9	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders ($0.24/share)	(34)	—	(34)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Net income	150	—	144	—	—	6
Other comprehensive loss, net of tax	(44)	—	—	—	(44)	—
Balance at September 30, 2019	$1,842	$2,202	$1,391	$(817)	$(954)	$20
See accompanying notes to condensed consolidated financial statements.

KBR, Inc. Condensed Consolidated Statements of Cash Flows (In millions) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(71)	$150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74	76
Equity in earnings of unconsolidated affiliates	(30)	(24)
Deferred income tax	(11)	—
Gain on disposition of assets and investments	(18)	(11)
Goodwill impairment	99	—
Asset impairments	91	—
Other	25	20

Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(50)	(123)
Contract assets	49	(52)
Accounts payable	15	83
Contract liabilities	(124)	82
Accrued salaries, wages and benefits	46	31
Other assets and liabilities	150	(33)
Total cash flows provided by operating activities	$245	$199
Cash flows from investing activities:
Purchases of property, plant and equipment	$(8)	$(10)
Proceeds from disposition of assets and investments	1	8
Investments in equity method joint ventures	(22)	(146)
Acquisition of businesses, net of cash acquired	(9)	—
Total cash flows used in investing activities	$(38)	$(148)
Cash flows from financing activities:
Borrowings on long-term debt	359	—
Payments on short-term and long-term borrowings	(270)	(54)
Debt issuance costs	(3)	—
Payments of dividends to shareholders	(40)	(34)
Net proceeds from issuance of common stock	3	3
Payments to reacquire common stock	(4)	(4)
Distributions to noncontrolling interests	(3)	(6)
Other	(1)	(2)
Total cash flows provided by (used in) financing activities	$41	$(97)
Effect of exchange rate changes on cash	(11)	(12)
Increase (decrease) in cash and equivalents	237	(58)
Cash and equivalents at beginning of period	712	739
Cash and equivalents at end of period	$949	$681
Noncash financing activities
Dividends declared	$14	$11

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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2020 and the results of our operations for the three and nine months ended September 30, 2020 and 2019, and our cash flows for the nine months ended September 30, 2020 and 2019.

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

Business Reorganization and Restructuring Activities

The impact of the decline in oil and gas prices, the COVID-19 pandemic and related economic and business and market disruptions over the first six months of 2020 continues to evolve and its future effects remain uncertain. The impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. During the first quarter of 2020, our management initiated and approved a restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. The restructuring plan is designed to reduce costs and improve operational efficiencies. In the second quarter of 2020, management approved additional restructuring activities in connection with decisions to discontinue pursuing certain types of work, principally lump-sum EPC and commoditized construction services. As a result of these restructuring activities and adverse market conditions, we have performed interim impairment tests of our goodwill, intangible assets, significant investments and various other assets. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairment" for further discussion of restructuring and impairment charges recognized during the three and nine month periods ended September 30, 2020.

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

Effective January 1, 2020, we adopted ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU permits customers in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. We have elected to avail this option. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2020, we adopted ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, the Company will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of this standard did not have a material impact on our condensed consolidated financial statements or disclosures.

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

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of September 30, 2020, and December 31, 2019, are presented below:

	September 30,	December 31,
Dollars in millions	2020	2019
Current maturities of long-term debt	$12	$27
Reserve for estimated losses on uncompleted contracts	15	10
Retainage payable	26	41
Income taxes payable	1	25
Restructuring reserve	32	—
Value-added tax payable	44	36
Dividend payable	14	11
Other miscellaneous liabilities	49	36
Total other current liabilities	$193	$186

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
Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR services cover the full spectrum from research and development, through systems engineering, test and evaluation, systems integration and program management, to operations support, readiness and logistics. With the acquisition of Centauri Holdings Platform, LLC ("Centauri") on October 1, 2020 described in Note 4 to the condensed consolidated financial statements, our GS business segment also provides software and engineering solutions to critical national security missions across space, cyber, intelligence, surveillance and reconnaissance, missile defense and intelligence domains to the U.S. government and related defense agencies. See Note 4 "Acquisitions" for further details.

Technology Solutions. Our TS business segment combines KBR's proprietary technologies, equipment and catalyst supply, digital solutions and associated knowledge-based services into a global business for ammonia/fertilizers, nitric acid, refining, petrochemicals, inorganic and specialty chemicals refining. Our TS business segment focuses on the development of advanced digital and proprietary tools. From early planning through scope definition, advanced technologies and project life-cycle support, our TS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.  Licensing and engineering/design services are typically provided during the front-end planning stage of both green- and brown-field capital projects, and proprietary equipment is delivered and installed as part of facility construction. Catalysts, or process consumables designed to drive process performance, efficiency and reliability, are delivered for start-up and are subsequently replenished, as needed.

Energy Solutions. Our ES business segment provides full life-cycle support solutions across the upstream, midstream and downstream energy markets. Global events and the associated market disruptions have accelerated KBR’s transition to becoming a solutions-oriented business and a migration away from lump-sum EPC and commoditized services.
Non-strategic Business. Non-strategic Business represents the operations or activities we determine are no longer core to our business strategy and that we have exited or intend to exit upon completion of existing contracts. All Non-strategic Business projects are substantially complete. Current activities in this business segment primarily relate to final project close-out, negotiation and settlement of claims, joint venture liquidation and various other matters associated with these projects.
Other. Our Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Dollars in millions
Revenues:
Government Solutions	$980	$978	$2,860	$2,986
Technology Solutions	71	96	232	281
Energy Solutions	327	351	1,205	919
Subtotal	1,378	1,425	4,297	4,186
Non-strategic Business	1	—	4	1
Total revenues	$1,379	$1,425	$4,301	$4,187
Gross profit (loss):
Government Solutions	$129	$110	$370	$312
Technology Solutions	30	30	82	83
Energy Solutions	15	21	55	81
Subtotal	174	161	507	476
Non-strategic Business	(2)	7	(7)	7
Total gross profit	$172	$168	$500	$483
Equity in earnings of unconsolidated affiliates:
Government Solutions	$9	$7	$21	$21
Energy Solutions	4	2	9	16
Subtotal	13	9	30	37
Non-strategic Business	—	—	—	(13)
Total equity in earnings of unconsolidated affiliates	13	9	30	24
Selling, general and administrative expenses:
Government Solutions	$(43)	$(28)	$(112)	$(93)
Technology Solutions	(6)	(7)	(18)	(21)
Energy Solutions	(15)	(14)	(48)	(48)
Other	(25)	(25)	(81)	(80)
Total selling, general and administrative expenses	(89)	(74)	(259)	(242)

Acquisition and integration related costs	(2)	—	(2)	(2)
Goodwill impairment	—	—	(99)	—
Restructuring charges and asset impairments	(1)	—	(176)	—
Gain on disposition of assets	—	1	18	11
Operating income	$93	$104	$12	$274
Interest expense	(18)	(25)	$(60)	$(76)
Other non-operating (loss) income	(4)	3	$1	$10
Income (loss) before income taxes and noncontrolling interests	$71	$82	$(47)	$208

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by Service/Product line and reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2020	2019	2020	2019

Government Solutions
Space	$256	$226	$735	$642
Engineering	218	199	630	594
Logistics	292	323	847	1,081
International	214	230	648	669
Total Government Solutions	980	978	2,860	2,986

Technology Solutions	71	96	232	281

Energy Solutions	327	351	1,205	919

Non-strategic business	1	—	4	1

Total revenue	$1,379	$1,425	$4,301	$4,187

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Space, Engineering, and Logistics.  Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended September 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$559	$3	$149	$1	$712
Middle East	179	2	52	—	233
Europe	165	21	42	—	228
Australia	43	—	37	—	80
Canada	1	—	8	—	9
Africa	22	—	15	—	37
Asia	—	40	(2)	—	38
Other countries	11	5	26	—	42
Total revenue	$980	$71	$327	$1	$1,379

	Three Months Ended September 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$561	$19	$146	$—	$726
Middle East	159	3	61	—	223
Europe	205	17	50	—	272
Australia	23	1	50	—	74
Canada	1	1	12	—	14
Africa	17	7	22	—	46
Asia	—	48	2	—	50
Other countries	12	—	8	—	20
Total revenue	$978	$96	$351	$—	$1,425

	Nine Months Ended September 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,593	$17	$579	$4	$2,193
Middle East	537	6	171	—	714
Europe	514	35	125	—	674
Australia	114	1	133	—	248
Canada	1	1	39	—	41
Africa	60	2	50	—	112
Asia	—	161	—	—	161
Other countries	41	9	108	—	158
Total revenue	$2,860	$232	$1,205	$4	$4,301

	Nine Months Ended September 30, 2019
Total by Countries/Regions Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,635	$29	$357	$1	$2,022
Middle East	598	11	163	—	772
Europe	586	51	138	—	775
Australia	67	1	149	—	217
Canada	1	1	19	—	21
Africa	57	25	59	—	141
Asia	—	161	5	—	166
Other countries	42	2	29	—	73
Total revenue	$2,986	$281	$919	$1	$4,187

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended September 30, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$240	$67	$65	$—	$372
Cost Reimbursable	740	4	262	1	1,007
Total revenue	$980	$71	$327	$1	$1,379

	Three Months Ended September 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$266	$93	$62	$—	$421
Cost Reimbursable	712	3	289	—	1,004
Total revenue	$978	$96	$351	$—	$1,425

We have included $73 million and $66 million of revenue from U.S. Government time-and-materials type contracts within the cost reimbursable contract type for the three months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$724	$223	$233	$—	$1,180
Cost Reimbursable	2,136	9	972	4	3,121
Total revenue	$2,860	$232	$1,205	$4	$4,301

	Nine Months Ended September 30, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$777	$276	$147	$1	$1,201
Cost Reimbursable	2,209	5	772	—	2,986
Total revenue	$2,986	$281	$919	$1	$4,187

We have included $206 million and $179 million of revenue from U.S. Government time-and-materials type contracts within the cost reimbursable contract type for the nine months ended September 30, 2020 and 2019, respectively.

Performance Obligations, Contract Assets, and Contract Liabilities

We recognized an immaterial amount of revenue from performance obligations satisfied in previous periods for the three months ended September 30, 2020 and 2019, and $36 million and $14 million for the nine months ended September 30, 2020 and 2019, respectively.

On September 30, 2020, we had $9.9 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 32% of our remaining performance obligations as revenue within one year, 33% in years two through five, and 35% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. Remaining performance obligations does not include variable consideration that was determined to be constrained as of September 30, 2020.

We recognized revenue of $294 million for the nine months ended September 30, 2020, which was previously included in the contract liability balance at December 31, 2019.

Accounts Receivable

	September 30,	December 31,
Dollars in millions	2020	2019
Unbilled	$475	$308
Trade & other	501	630
Accounts receivable	$976	$938

Note 4. Acquisitions

Scientific Management Associates (Operations) Pty Ltd

On March 6, 2020, we acquired certain assets and assumed certain liabilities related to the government defense business of Scientific Management Associates (Operations) Pty Ltd ("SMA"). The acquired business of SMA provides technical training services to the Royal Australian Navy and is reported within our GS business segment. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $13 million, less purchase price adjustments totaling $4 million resulting in net cash consideration paid of $9 million. We recognized goodwill of $12 million arising from the acquisition, which relates primarily to future growth opportunities to expand services provided to the Royal Australian Navy.

Centauri Platform Holdings, LLC

On October 1, 2020, we acquired Centauri in accordance with an agreement and plan of merger, pursuant to which a wholly owned subsidiary of KBR merged with and into Centauri, with Centauri continuing as the surviving company and a wholly owned subsidiary of KBR. The aggregate consideration paid was approximately $827 million in cash, subject to certain working capital, net debt and other post-closing adjustments, if applicable. The Company funded the aggregate consideration paid using cash on-hand, borrowings under our Senior Credit Facility, net proceeds from the private offering of $250 million aggregate principal amount of our 4.750% Senior Notes due 2028 (the "Senior Notes"), and proceeds from the sale of receivables. See Note 11 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility and Senior Notes, and Note 19 "Fair Value of Financial Instruments and Risk Management" for further discussion of our sale of receivables.

Centauri provides high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber, and emerging technologies such as directed energy and missile defense. The acquisition will expand KBR's military space and intelligence business and builds upon the Company's existing cybersecurity and missile defense solutions. Furthermore, the addition of Centauri advances KBR's strategic transformation of becoming a leading provider of high-end, mission-critical technical services and solutions. Due to the recent closing of this acquisition, certain financial information related to this acquisition including the fair value of total consideration transferred or estimated to be transferred, is not yet finalized.

Note 5. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $31 million and $59 million as of September 30, 2020 and December 31, 2019, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order. Included in the amount is $1 million and $28 million as of September 30, 2020, and December 31, 2019, respectively. The remaining assets and liabilities associated with the previously issued Form 1s issued by the U.S. government questioning or objecting costs billed to them are immaterial to our condensed consolidated balance sheet as of September 30, 2020 as a result of an unfavorable FKTC containers claim ruling. See Note 13 "U.S. Government Matters" for additional information. The amount also includes $30 million and $31 million as of September 30, 2020 and December 31, 2019, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 6. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2020	2019
Amounts included in project estimates-at-completion at January 1,	$978	$973
(Decrease) increase in project estimates	(1)	16
Approved change orders	(6)	(7)
Foreign currency effect	5	(37)
Amounts included in project estimates-at-completion at September 30,	$976	$945
Amounts recognized over time based on progress at September 30,	$976	$938

As of September 30, 2020 and 2019, the predominant component of the change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
KBR intends to vigorously pursue approval and collection of amounts due under all unapproved change orders and claims, against the clients and recoveries from subcontractors. Further, there are additional claims that KBR believes it is entitled to recover from its client and from subcontractors which have been excluded from estimated revenues and profits at completion as appropriate under U.S. GAAP. These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, client claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and any material change could have a material adverse effect on our results of operations, financial position and cash flows.

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
Unapproved Change Orders and Claims Against Client

Under the cost-reimbursable scope of the contract, JKC has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain of these suppliers and subcontractors have made contract claims against JKC for recovery of costs and extensions of time to progress the works under the scope of their respective contracts due to a variety of issues related to alleged changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, JKC has incurred costs related to scope increases and other factors and has made claims to its client for matters for which JKC believes it is entitled to reimbursement under the contract.

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

If the issues raised in the Funding Deed arbitration remain unresolved by December 31, 2020, JKC could be required to refund sums funded by the client under the terms of the Funding Deed. The legal issues were presented to the arbitration tribunal in September 2020. JKC believes the subcontractor settlement sums were properly incurred and consented to by the client. JKC remains confident the arbitration tribunal will either rule in favor of JKC on the merits or will stay the client’s call on the Funding Deed at the end of December 2020. We, along with our joint venture partners, are jointly and severally liable to the client for any amounts required to be refunded. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts, including calling the performance and warranty letters of credit.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $159 million and $158 million as of September 30, 2020 and December 31, 2019, respectively.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at September 30, 2020. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

In October 2018, JKC received a favorable ruling from the arbitration tribunal related to the Funding Deeds. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. JKC contends this ruling resolves the reimbursability of the subcontractor settlement sums under the Funding Deed and additional settlements made in September and October 2017. Pursuant to this decision, JKC has undertaken steps for a formal contract adjustment to the cost reimbursable scope of the contract for these settlement claims which are included in the recognized unapproved change orders as of September 30, 2020. Our view is that the arbitration ruling resolves our obligations under the Funding Deeds and settlements with reimbursable subcontractors. However, the client does not agree with the impact of the arbitration award and, accordingly, we have initiated the Funding Deed proceeding referenced above to obtain further determination from the arbitration tribunal.

There has been deterioration of paint and insulation on certain exterior areas of the plant. The client previously requested and funded paint remediation for a portion of the facilities. JKC’s profit estimate at completion includes a portion of revenues and costs for these remediation activities. Revenue for the client-funded amounts are included in the table above. In the first quarter of 2019, the client demanded repayment of the amounts previously funded to JKC. JKC is disputing the client's demand. The client has also requested a proposal to remediate any remaining non-conforming paint and insulation, but JKC and its client have not resolved the nature and extent of the non-conformances, the method and degree of remediation that was and is required, or who is responsible. We believe the remaining remediation costs will be material given the plant is now operating and there will be several operating constraints on any such works.

In addition, JKC has started proceedings against the paint manufacturer and initiated claims against the subcontractors. JKC has also made demands on insurance policies in respect of these matters. JKC believes that project insurance should significantly limit any exposure it has on painting and insulation damages. Proceedings and claims against the paint manufacturer, certain subcontractors and insurance policies are ongoing. As the principal insured, it is incumbent upon the client to pursue the insurance claims with diligence. JKC is urging the client to meet its contractual obligations.

Combined Cycle Power Plant

Pursuant to JKC's fixed-price scope of its contract with its client, JKC awarded a fixed-price EPC contract to a subcontractor for the design, construction and commissioning of the Combined Cycle Power Plant (the "Power Plant"). The subcontractor was a consortium consisting of General Electric and GE Electrical International Inc. and a joint venture between UGL Infrastructure Pty Limited and CH2M Hill (collectively, the "Consortium"). On January 25, 2017, JKC received a Notice of Termination from the Consortium, and the Consortium ceased work on the Power Plant and abandoned the construction site. JKC believes the Consortium materially breached its subcontract and repudiated its obligation to complete the Power Plant, plus undertook actions making it more difficult and more costly for the works to be completed by others after the Consortium abandoned the site. Subsequently, the Consortium filed a request for arbitration with the ICC asserting that JKC repudiated the contract. The Consortium also sought an order that the Consortium validly terminated the subcontract. JKC has responded to this request, denying JKC committed any breach of its subcontract with the Consortium and restated its claim that the Consortium breached and repudiated its subcontract with JKC and is liable to JKC for all costs to complete the Power Plant.

In March 2017, JKC prevailed in a legal action against the Consortium requiring the return of materials, drawings and tools following their unauthorized removal from the site by the Consortium. After taking over the work, JKC discovered incomplete and defective engineering designs, defective workmanship on the site, missing, underreported and defective materials and the improper termination of key vendors/suppliers. JKC's investigations also indicate that progress of the work claimed by the Consortium was over-reported. JKC has evaluated the cost to complete the Consortium's work, which significantly exceeds the awarded fixed-price subcontract value. JKC's cost to complete the Power Plant included re-design efforts, additional materials and significant re-work. These costs represent estimated recoveries of claims against the Consortium and have been included in JKC's estimate to complete the Consortium's remaining obligations.

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

As of September 30, 2020, JKC's claims against the Consortium were approximately $1.8 billion (net of bonds and remaining lump sum contract value) for recovery of JKC's costs. Hearings on the power plant arbitration are scheduled for April 2021 and

August 2021 (the "Arbitration"). The previous hearing dates were vacated due to the COVID-19 outbreak. The current dates may continue to be impacted by the COVID-19 pandemic.

JKC asked the Australian courts to require the parent company guarantors of the Consortium to issue payment to JKC in advance of the completion of the arbitration proceedings. The court concluded that the parent companies are responsible for Consortium’s liability resulting from the arbitration outcome, but they are not required to pay in advance of the arbitration.  JKC continues to pursue the resolution of this matter and will seek collection from the Consortium and their parent guarantors who are all jointly and severally liable for any damages owed to JKC.

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

Other Disputed Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at September 30, 2020, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

In late 2019, the International Chamber of Commerce consolidated the Funding Deed arbitration, TRC arbitration and certain other claims asserted by JKC along with claims asserted by its client. A hearing for the Funding Deed arbitration took place in September 2020 and a decision is pending. Pursuant to a recent procedural order, the client is expected to file a detailed statement of its claim in May 2021. The arbitration panel has been constituted but a hearing date has not been scheduled.

Ichthys Project Funding

As a result of the ongoing disputes with the client and pursuit of recoveries against the Consortium through the Arbitration, we have funded our proportionate share of the working capital requirements of JKC to complete the project. We made investment contributions to JKC of approximately $484 million on an inception-to-date basis to fund project execution activities. We continue to fund our proportionate share of ongoing legal and commercial close out costs.

If we experience unfavorable outcomes associated with the various legal and commercial disputes, our total investment contributions could increase which could have a material adverse effect on our financial position and cash flows. Further, if either of our joint venture partners in JKC do not fulfill their responsibilities under the JKC joint venture agreement or subcontract, we could be exposed to additional funding requirements as a result of the nature of the JKC joint venture agreement.

As of September 30, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance and warranty letters of credit have been extended to February 2021 to allow for the various disputes to be resolved.

All of the Ichthys LNG project commercial matters are complex and involve multiple interests, including the client, joint venture partners, suppliers and other third parties. Ultimate resolution may not occur in the near term and could be impacted by the COVID-19 pandemic. Our current estimates for resolving these matters may prove inaccurate and, if so, any material change could have a material adverse effect on our results of operations, financial position and cash flows.

See Note 9 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 7. Restructuring Charges and Asset Impairments

Restructuring Charges

During the first quarter of 2020, our management initiated and approved a restructuring plan in response to the dislocation of the global energy market resulting from the recent decline in oil prices and the COVID-19 pandemic. The restructuring plan is designed to refine our market focus, optimize costs and improve operational efficiencies. The restructuring activities and related costs approved under the plan primarily relate to rationalization of real estate and overhead across various geographies in our ES and Other segments. As part of the restructuring plan, total restructuring charges of approximately $47 million were recognized in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended March 31, 2020, of which $23 million relates to our ES business segment and $24 million relates to our Other segment representing corporate and other overhead expenses. Total restructuring charges include severance of approximately $24 million and real estate lease abandonments of approximately $23 million associated with office facilities located in the U.S. and U.K. These lease-related restructuring charges represent accrued estimated non-lease components and other operating expenses associated with the fully abandoned office space. In estimating the fair value of the lease-related restructuring charges, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate, management assumptions regarding future estimated operating costs, office space utilization, and inflation over the remaining lease terms.

During the second quarter of 2020, our management approved additional restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. These restructuring activities primarily related to further rationalization of real estate and overhead in our ES and Other segments. We recognized restructuring charges of approximately $32 million in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended June 30, 2020 related in our ES business segment. Total restructuring charges in the second quarter of 2020 primarily include severance of approximately $12 million and charges associated with certain long-term engineering software agreements of approximately $19 million. The software-related restructuring charge represents the fair value of the future costs to be incurred under these agreements without economic benefit to our operations. Our estimate of the fair value of the software restructuring charge was based on a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate, management assumptions regarding the committed costs for the excess software capacity and the remaining term of the agreements.

We expect the restructuring activities will be substantially completed in 2020. Additional restructuring activities could be identified and approved as part of the plan. Software and lease related restructuring obligations will extinguish in 2023 and 2030, respectively.

The restructuring liability at September 30, 2020 was $64 million, of which $32 million is included in "Other current liabilities" and $32 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance		Lease Abandonment	Other	Total
Balance as of January 1, 2020	$—		$—	$—	$—
Restructuring charges accrued during the period	36		23	19	78
Cash payments / settlements during the period	(9)		(1)	(1)	(11)
Currency translation and other adjustments	(3)		—	—	(3)
Balance as of September 30, 2020	$24	—	$22	$18	$64

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

We determined the fair value of our long-lived assets based primarily on discounted cash flow analyses, and in the case of our equity investments, we used a blended income-based and market-based approach. These determinations included significant management judgment, including short-term and long-term forecasts of operating performance, discount rates based on our weighted average cost of capital, revenue growth rates, profitability margins, capital expenditures, the timing of future cash flows based on an eventual market recovery, and in the case of long-lived assets, the remaining useful life and service potential of the asset. These impairment assessments incorporate inherent uncertainties, including projected commodity pricing, supply and demand for our services and future market conditions, which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Leased office facilities and related assets. Management's restructuring plan included the rationalization of the certain leased real estate primarily in the U.S. and U.K. As a result, we began evaluating excess office space apart from office space we will continue to utilize. We made decisions to market certain excess office space for sublease and the remaining excess office space was abandoned along with any related leasehold improvements, furniture and fixtures. The abandoned leased facilities and related assets will not provide any substantial future economic benefit and were impaired accordingly. We recognized lease right-of-use asset impairments of approximately $28 million and impairments of leasehold improvements, furniture and fixtures of approximately $7 million which are included in "Restructuring charges and asset impairments" in our condensed consolidated statements of operations for the three months ended March 31, 2020. We recognized additional lease right-of-use asset impairments of approximately $18 million and impairments of leasehold improvements, furniture and fixtures of approximately $3 million during the three months ended June 30, 2020 as a result of decisions to abandon excess office space. In determining these impairments, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate, management assumptions regarding future cash flows over the remaining estimated useful life of the asset, office space utilization and sublease assumptions.
Trade name intangibles. During the three months ended March 31, 2020, we recognized an impairment loss on indefinite-lived intangible assets of approximately $11 million associated with certain trade names acquired through previous business combinations. In connection with the energy market decline, management assessed the fair value of trade names utilized by certain operations within the ES business segment, concluded that they were substantially impaired and decided to cease use of those trade names. The trade names will provide no benefit to future periods and the carrying values of these intangibles were impaired accordingly. In determination of this impairment, we estimated fair value using a relief-from-royalty income approach which utilized Level 3 fair value inputs including management estimates of contract performance, hypothetical royalty rates and our weighted average cost of capital. The loss was included in "Restructuring charges and asset impairments" in our condensed consolidated statement of operations for the three months ended March 31, 2020.

Equity method investments. We evaluated significant investments and determined that two equity method investments were impaired as of March 31, 2020, comprised of 15% interest in a project joint venture located in the Middle East and a 50% interest in a joint venture in Latin America and that those impairments were other than temporary. We recognized total impairment losses of approximately $18 million on these investments included in "Restructuring charges and asset impairments" for the three months ended March 31, 2020, of which $13 million related to the Middle East joint venture project in our ES business segment. The fair value of this investment was determined using a blended income-based and market-based approach utilizing Level 2 fair value inputs including significant management assumptions such as projected commodity prices, operating margins, cash flows and weighted average cost of capital. See Note 19 “Financial Instruments and Risk Management” for definition of three levels of inputs used in measuring fair value. We recognized an impairment loss of $5 million in the first quarter of 2020 on the joint venture in Latin America that is reported in our Non-strategic Business segment. The impairment loss includes the write-off of a shareholder loan to the joint venture and funding of costs to dispose of the underlying joint venture assets. During the second quarter of 2020, we recognized additional impairments totaling approximately $6 million related to several equity method investments associated with management's decision to discontinue pursuing certain projects within our ES business segment.

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

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Total
Balance as of January 1, 2020	$978	$50	$237	$1,265
Goodwill from acquisitions during the period	12	—	—	12
Impairment loss	—	—	(99)	(99)
Foreign currency translation	—	1	—	1
Balance as of September 30, 2020	$990	$51	$138	$1,179

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Dollars in millions
Beginning balance at January 1,	$846	$724
Cumulative effect of change in accounting policy (a)	—	25
Adjusted balance at January 1,	846	749
Equity in earnings of unconsolidated affiliates	30	35
Distributions of earnings of unconsolidated affiliates	(35)	(69)
Advances to (payments from) unconsolidated affiliates, net	(15)	(10)
Investments (b)	22	146
Impairment of equity method investments (c)	(22)	—
Foreign currency translation adjustments	1	(7)
Other	(2)	2
Ending balance	$825	$846

(a)
At January 1, 2019, we recognized a cumulative effect adjustment of $25 million as a result of the adoption of ASC 606 by our unconsolidated project joint ventures (excluding the Aspire Defence Limited joint venture which adopted on January 1, 2018). See Note 1 "Basis of Presentation" for further discussion.

(b)	Investments include $20 million and $141 million in funding contributions to JKC for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

(c)
During the nine months ended September 30, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East, a $3 million impairment related to a joint venture in Latin America, and a $6 million impairment related to other equity method investments. See Note 7 "Restructuring Charges and Asset Impairments" for further discussion.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE, any amounts owed to us for services we may have provided to the VIE, and any amounts that we may be contractually or constructively obligated to fund in the future reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of September 30, 2020, we do not project any material losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	September 30, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$10	$11
Aspire Defence Limited	$59	$5
JKC joint venture (Ichthys LNG project)	$561	$39
U.K. Roads project joint ventures	$57	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$31	$1

	December 31, 2019
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$14	$10
Aspire Defence Limited	$67	$5
JKC joint venture (Ichthys LNG project)	$546	$29
U.K. Roads project joint ventures	$40	$21
Middle East Petroleum Corporation (EBIC ammonia project)	$47	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2020 and 2019, our revenues included $379 million and $525 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and two other joint ventures within our ES business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2020, and December 31, 2019 are as follows:

	September 30,	December 31,
Dollars in millions	2020	2019
Accounts receivable, net of allowance for credit losses	$78	$74
Contract assets (a)	$1	$2
Contract liabilities (a)	$48	$33

(a)	Reflects contract assets and contract liabilities related to joint ventures within our GS and ES business segments.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$47	$21
Aspire Defence subcontracting entities (Aspire Defence project)	$440	$208

Dollars in millions	December 31, 2019
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$24
Aspire Defence subcontracting entities (Aspire Defence project)	$530	$283

Note 10. Retirement Benefits

The components of net periodic benefit cost related to pension benefits for the nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020		2019
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Service cost	$—	$1	$—	$—
Interest cost	$—	$9	$1	$12
Expected return on plan assets	—	(15)	(1)	(18)
Recognized actuarial loss	—	6	—	4
Net periodic benefit cost (benefit)	$—	$1	$—	$(2)

	Nine Months Ended September 30,
	2020		2019
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Service cost	$—	$1	$—	$—
Interest cost	$1	$28	$2	$37
Expected return on plan assets	(2)	(44)	(2)	(57)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	1	17	1	12
Net periodic pension cost (benefit)	$—	$3	$1	$(7)

For the nine months ended September 30, 2020, we have contributed approximately $33 million of the $48 million we expect to contribute to our plans in 2020.

Note 11. Debt and Other Credit Facilities

Our outstanding debt consisted of the following:

Dollars in millions	September 30, 2020	December 31, 2019
Term Loan A	$277	$176
Term Loan B	518	756
Convertible Notes	350	350
Senior Notes	250	—
Unamortized debt issuance costs - Term Loan A	(4)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(16)	(15)
Unamortized debt issuance costs and discount - Convertible Notes	(44)	(53)
Unamortized debt issuance costs and discount - Senior Notes	(5)	—
Total debt	1,326	1,210
Less: current portion	12	27
Total long-term debt, net of current portion	$1,314	$1,183

Senior Credit Facility

On February 7, 2020, we amended our Senior Credit Facility to, among other things, reduce the applicable margins and commitment fees associated with the various borrowings under the facility. Simultaneous with the amendment, we used proceeds from the new facility and cash on hand to refinance our outstanding borrowings resulting in an amended senior secured credit facility ("Senior Credit Facility") that consisted of a $500 million revolving credit facility ("Revolver"), a $500 million PLOC, a $275 million Loan A, ("Term Loan A") of which a portion is denominated in Australian dollars, and a $520 million Term Loan B ("Term Loan B"). In addition, the amendment extended the maturity dates with respect to the Revolver, PLOC and the Term Loan A to February 2025 and Term Loan B to February 2027, and amended certain other provisions including the financial covenants.

On July 2, 2020, we amended our Senior Credit Facility to convert the $500 million capacity formerly available under our PLOC to our Revolver, increasing our Revolver capacity from $500 million to $1 billion. On September 14, 2020, we further amended our Senior Credit Facility to modify the definition and calculation of Consolidated EBITDA (as defined therein) to permit pro forma cost reductions resulting from certain corporate transactions. The aggregate amount under our Senior Credit Facility remains $1.795 billion and all other terms and conditions remain unchanged.

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

The Senior Credit Facility contains financial covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of September 30, 2020, we were in compliance with our financial covenants related to our debt agreements.

Convertible Senior Notes

On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes are senior unsecured obligations and bear interest at 2.50% per year, and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity.

The net carrying value of the equity component related to the Convertible Notes was $57 million as of September 30, 2020 and December 31, 2019. The amount of interest cost recognized relating to the contractual interest coupon was $3 million and $7 million for the three and nine months ended September 30, 2020, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2019, respectively. The amount of interest cost recognized relating to the amortization of the discount and debt issuance costs was $3 million for three months ended September 30, 2020 and 2019 and $9 million for the nine months ended September 30, 2020 and 2019. The effective interest rate on the liability component was 6.50% as of September 30, 2020 and December 31, 2019.

Senior Notes

On September 30, 2020, we issued and sold $250 million aggregate principal amount of 4.750% Senior Notes due 2028 pursuant to an indenture among us, the guarantors party thereto and Citibank, N.A., as trustee. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by each of our existing and future domestic subsidiaries that guarantee our obligations under the Senior Credit Facility and certain other indebtedness. The net proceeds from the offering was approximately $245 million, after deducting fees and estimated offering expenses and were used to finance a portion of the purchase price for the acquisition of Centauri and pay related fees and expenses. Interest is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 31, 2021, and the principal is due on September 30, 2028.

At any time prior to September 30, 2023, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus a specified “make-whole premium.” On or after September 30, 2023 we may redeem all or part of the Senior Notes at our option, at the redemption prices set forth in the Senior Notes, plus accrued and unpaid interest, if any, to (but not including) the redemption date. At any time prior to September 30, 2023, we may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 104.750% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, to (but not including) the redemption date. If we undergo a change of control, we may be required to make an offer to holders of the Senior Notes to repurchase all of the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of September 30, 2020, we had $1 billion in a committed line of credit under the Senior Credit Facility and $415 million of uncommitted lines of credit to support the issuance of letters of credit. As of September 30, 2020, with respect to our Senior Credit Facility, we had no outstanding borrowings and $116 million of outstanding letters of credit. On October 1, 2020, the Company borrowed $260 million on the Senior Credit Facility to fund the acquisition of Centauri. With respect to our $415 million of uncommitted lines of credit, we had utilized $207 million for letters of credit as of September 30, 2020. The total remaining capacity of these committed and uncommitted lines of credit was approximately $1.1 billion. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior

Credit Facility. Of the total letters of credit outstanding, $166 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56.0 million and Class B 5.9% Fixed Rate Bonds in the amount of £20.7 million.  Semi-annual payments on both classes of bonds will continue through maturity in March 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16.00% over the term of the notes until maturity in 2025. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.

Note 12. Income Taxes

The effective tax rate was approximately 27% and (51)% for the three and nine months ended September 30, 2020, respectively. The effective tax rate was approximately 30% and 28% for the three and nine months ended September 30, 2019, respectively. The difference between the effective tax rate for the nine months ended September 30, 2020 and the U.S. statutory rate of 21%, was primarily caused by certain goodwill and asset impairments incurred that are not deductible for tax purposes. Excluding the tax impact of the goodwill and asset impairment charges, our tax rate was 27% for the nine months ended September 30, 2020.

Our estimated annual effective rate for 2020 is 26% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2020 earnings are generated.

The valuation allowance for deferred tax assets as of September 30, 2020 and December 31, 2019 was $195 million and $200 million, respectively. The decrease of $5 million and $10 million for the nine months ended September 30, 2020 and 2019, respectively, was due to the reversal of certain valuation allowances related to the utilization of foreign tax credits during these periods resulting from changes in the amount and character of forecasted income. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $748 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $586 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets was $97 million as of September 30, 2020 and December 31, 2019.

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

The Company established a reserve for unallowable costs associated with open government matters related to the heritage KBR U.S. Government Services business in the amounts of $33 million and $39 million as of September 30, 2020, and December 31, 2019, respectively. The balance at September 30, 2020, is recorded in “Other liabilities.” The balance at December 31, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $27 million and $12 million, respectively.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We previously paid FKTC $19 million and the remaining $30 million is recorded in "Other current liabilities" on our condensed consolidated balance sheets. As of September 30, 2020, we believe our recorded accruals are adequate if we are unable to favorably resolve our claims and disputes against the U.S. government. See "KBR Contract Claim on FKTC containers" below.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more were expected to occur in early 2020 but have been postponed due to COVID-19. KBR and the relators filed various motions including a motion to dismiss by KBR. KBR's motion to dismiss was not granted and we are considering appellate options.  The deadline for all fact discovery and depositions has been extended due to COVID-19 travel restrictions and related delays and discovery continues. We believe the allegations of fraud by the relators are without merit and, as of September 30, 2020, no amounts have been accrued.

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

Discovery for this complaint is now mostly complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court recently ruled on various discovery motions allowing one additional deposition to take place. As of September 30, 2020, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a decision was issued on September 1, 2020. Although the court agreed with KBR that the wrong legal standard was applied by the trial court, the appellate court made its own fact findings on damages based on an incomplete record and denied KBR any recovery. KBR has filed a motion for rehearing. As of September 30, 2020, we believe our recorded accruals are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

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

Chadian Employee Class Action. In May 2018, former employees of our former Chadian subsidiary, Subsahara Services, Inc. ("SSI"), filed a class action suit claiming unpaid damages arising from the ESSO Chad Development Project for Exxon Mobil Corporation ("Exxon") dating back to the early 2000s. Exxon is also named as a defendant in the case. The SSI employees previously filed two class action cases in or around 2005 and 2006 for alleged unpaid overtime and bonuses.  The Chadian Labour Court ruled in favor of the SSI employees for unpaid overtime resulting in a settlement of approximately $25 million which was reimbursed by Exxon under its contract with SSI.  The second case for alleged unpaid bonuses was ultimately dismissed by the Supreme Court of Chad.

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  Exxon and SSI have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020 the appellate court of Moundou awarded the plaintiffs approximately $19 million. The court has only issued an extract of its decision so we do not know the legal basis for the decision.

At this time we do not believe a risk of material loss is probable related to this matter.  SSI is no longer an existing entity in Chad or the United States.  Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be reimbursable by Exxon based on the applicable contract.

North West Rail Link Project. We participate in an unincorporated joint venture with two partners to provide engineering and design services in relation to the operations, trains and systems of a metro rail project in Sydney, Australia.  The project commenced in 2014 and during its execution encountered delays and disputes resulting in claims and breach notices submitted to the joint venture by the client.  Since November 2018, the client has submitted multiple claims alleging breach of contract and breach of duty by the joint venture in its execution of the services, claiming losses and damages of up to approximately $300 million Australian dollars.   We currently believe the gross amount of the claims significantly exceeds the client’s entitlement as well as the joint venture’s limits of liability under the contract and that the claims will be covered by project-specific professional indemnity insurance subject to deductibles.

In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations. The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but was postponed. The client submitted an amended statement on May 28, 2020 claiming damages of $301 million Australian dollars but did not provide any detail to support that sum. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. As of September 30, 2020, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are still ongoing. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time. The joint venture, joint venture insurers, and client are engaged in discussions concerning potential resolution of the claims.

Note 15. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 84% of our lease obligations at September 30, 2020. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize a ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of lease costs for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2020	2019	2020	2019
Operating lease cost	$13	$15	$39	44
Short-term lease cost	19	36	88	83
Total lease cost	$32	$51	$127	$127

Operating lease cost includes operating lease ROU asset amortization of $25 million and $27 million for the nine months ended September 30, 2020 and 2019, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $14 million and $17 million for the nine months ended September 30, 2020 and 2019, respectively.

Total short-term lease commitments as of September 30, 2020 were approximately $101 million. Additional information related to leases was as follows:

September 30,
Dollars in millions	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45
Right-of-use assets obtained in exchange for new operating lease liabilities	$11
Weighted-average remaining lease term-operating (in years)	6.0
Weighted-average discount rate-operating leases	7.1%

The following is a maturity analysis of the future undiscounted cash flows associated with our operating lease liabilities as of September 30, 2020:

	Year
Dollars in millions	2020	2021	2022	2023	2024	Thereafter	Total
Future payments - operating leases	$14	$47	$39	$33	$23	$91	$247

Dollars in millions	Operating Leases
Total future payments	$247
Less imputed interest	(54)
Present value of future lease payments	$193
Less current portion of lease obligations	(39)
Noncurrent portion of lease obligations	$154

Note 16. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	(15)	—	(20)	(35)
Amounts reclassified from AOCL	(12)	15	5	8
Net other comprehensive income (loss)	(27)	15	(15)	(27)
Balance at September 30, 2020	$(342)	$(639)	$(33)	$(1,014)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(48)	—	(17)	(65)
Amounts reclassified from AOCL	—	11	10	21
Net other comprehensive income (loss)	(48)	11	(7)	(44)
Balance at September 30, 2019	$(352)	$(581)	$(21)	$(954)

Reclassifications out of AOCL, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2020	2019	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$12	$—	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$12	$—	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(18)	$(13)	See (a) below
Tax benefit	3	2	Provision for income taxes
Net pension and post-retirement benefits	$(15)	$(11)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(6)	$(10)	Other non-operating income
Tax benefit	1	—	Provision for income taxes
Net changes in fair value of derivatives	$(5)	$(10)	Net of tax

(a)	This item is included in the computation of net periodic pension cost. See Note 10 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 17. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which plan replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under this program:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	4,914	$23.06	—	165,046	$25.66	$4

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	16,534	$25.62	1	190,402	$20.47	$4

Note 18. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2020	2019	2020	2019
Basic weighted average common shares outstanding	142	141	142	141
Stock options, restricted shares, and convertible debt	—	1	—	—
Diluted weighted average common shares outstanding	142	142	142	141

For purposes of applying the two-class method in computing income (loss) per share, there were $0.3 million and no net earnings allocated to participating securities, or a negligible amount per share and none for the three and nine months ended September 30, 2020, respectively. Net earnings allocated to participating securities for the three and nine months ended September 30, 2019 were $0.4 million and $1.1 million, respectively, or a negligible amount per share and $0.01 per share, respectively. The diluted income (loss) per share calculation did not include 1.2 million antidilutive weighted average shares for the three and nine months ended September 30, 2020. The diluted income per share calculation did not include 1.0 million and 1.3 million antidilutive weighted average shares for the three and nine months ended September 30, 2019, respectively.

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

The carrying amount of cash and equivalents, accounts receivable and accounts payable, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short-term maturities of these financial instruments. The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our condensed consolidated balance sheets are provided in the following table.

		September 30, 2020		December 31, 2019
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$277	$277	$176	$176
Term Loan B	Level 2	518	513	756	764
Convertible Notes	Level 2	350	396	350	466
Senior Notes	Level 2	250	252	—	—
Nonrecourse project debt	Level 2	12	12	18	18

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

As of September 30, 2020, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $42 million, all of which had durations of 15 days or less. We also had approximately
$6 million (gross notional value) of cash flow hedges which had durations of 10 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at September 30, 2020, and December 31, 2019. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gains (losses) dollars in millions	2020	2019	2020	2019
Balance Sheet Hedges - Fair Value	$(2)	$—	$(2)	$—
Balance Sheet Position - Remeasurement	(2)	3	4	8
Net	$(4)	$3	$2	$8

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR-rate based loans into fixed-rate loans.  In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive a one-month LIBOR rate and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive a one-month LIBOR rate and pay a monthly fixed rate of 0.965% for the term of the swaps.  Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at September 30, 2020, was $39 million, of which $15 million is included in "Other current liabilities" and $24 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $39 million and is included in "AOCL" as of September 30, 2020. The fair value of the interest rate swaps at December 31, 2019 was $21 million, of which $8 million is included in "Other current liabilities" and $13 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $21 million and included in "AOCL" as of December 31, 2019.

Credit Losses. We are exposed to credit losses primarily related to our professional services, project delivery, and technologies offered in our ES and TS business segments. We do not consider our GS business segment to be at risk for credit losses because substantially all services within this segment are provided to agencies of the U.S., U.K. and Australian governments. We determined our allowance for credit losses by using a loss-rate methodology, in which we assessed our historical write-off of receivables against our total receivables and contract asset balances over several years. From this historical loss-rate approach, we also considered the current and forecasted economic conditions expected to be in place over the life of our receivables and contract assets.

We monitor our ongoing credit exposure through an active review of our customers’ receivables balance against contract terms and due dates. Our activities include timely performance of our accounts receivable reconciliations, assessment of our aging of receivables, dispute resolution and payment confirmation. We also monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess for any forecasted change in market conditions to adjust our credit reserve.

At September 30, 2020, our ES and TS business segments that are subject to credit risk reported approximately $451 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $12 million. Although there continues to be an economic disruption resulting from the impact of COVID-19 and the decline in energy markets in 2020, changes in our credit loss reserve was not material for the nine months ended September 30, 2020. Based on an aging analysis at September 30, 2020, 80% of our accounts receivable related to these segments were outstanding less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. The receivables sold under the agreements do not allow for recourse if such receivables are not collected by our counterparties. The Company accounts for these receivable transfers under the third-party financial institutions as a sale under ASC Topic 860, Transfers and Servicing, and has derecognized $61 million of accounts receivables from the balance sheet under these agreements. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in “Other non-operating (loss) income” on the condensed consolidated statements of operations.

On September 21, 2020, the Company entered into a Master Accounts Receivable Purchase Agreement (the “RPA”) with MUFG Bank, Ltd. (“MUFG”), which provides for the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. Under the RPA, the Company can sell eligible receivables up to a maximum amount of $150 million. The receivables sold under the RPA are without recourse for any credit risk or financial inability to pay any of the customers. The RPA has an initial term of one year, which will automatically renew annually unless terminated by either party During the quarter ended September 30, 2020, the Company sold certain receivables totaling $13 million under the RPA. Subsequent to the end of third quarter of 2020, the Company sold additional receivables to partially fund the acquisition of Centauri. See Note 4 "Acquisitions" for further discussion on this acquisition.

Activity for third-party financial institutions consisted of the following:

Nine Months Ended
Dollars in millions	September 30, 2020
Sale of receivables	61
Cash collections	37
Outstanding balances sold to financial institutions	$24

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity's Own Equity. The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public entities, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Early adoption is permitted. We are currently evaluating the future impact of adoption of this standard.

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

Overview

KBR, a Delaware corporation, is a global provider of differentiated, professional services and technologies delivered across a wide government, defense and industrial base. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR combines technical, scientific and engineering expertise and intellectual property with our full life cycle capabilities in its service offerings to clients.  Our capabilities and offerings include the following:

•	Scientific research, such as quantum science and computing; health and human performance; life science research; and earth sciences;

•	Engineering services, such as systems and sustainment engineering; systems and platform integration; test and evaluation; aerospace acquisition support; and rapid prototyping;

•	Operations, such as command, control and communications; human spaceflight and satellite operations; integrated supply chain and logistics; technical training; and military aviation support;

•	Information operations, such as data analytics; mission planning systems; and artificial intelligence and machine learning; and

•	Technology, such as licensing of proprietary industrial process technology; advisory services focused on energy transition; and digitally-enabled asset optimization solutions.

KBR has completed a strategic transformation to be a provider of high-end, digitally-enabled solutions and technologies across defense, space, intelligence and industrial markets.  Our people combine deep mission understanding, technical expertise and an operational focus to deliver solutions to our clients.  KBR’s operating model has shifted toward agile, technology-driven, solutions-oriented delivery and away from higher risk, increasingly commoditized markets. Our focus continues to be to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth.

Our key areas of strategic focus include:

•	Defense modernization;

•	Space superiority;

•	Health and human performance; and

•	Sustainable technology.

KBR delivers a wide range of professional services across defense, space and other government agencies spanning program management and consulting, mission planning, operational and platform support, research and development, test and evaluation, training, and logistics and facilities management. These services are provided primarily to government agencies in the U.S., U.K., Australia and other select countries under long-term programs with technical, scientific or mission-specific differentiation. Customers include U.S. DoD agencies such as the Missile Defense Agency, U.S. Army, U.S. Navy and U.S. Air Force; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, London Metropolitan Police, U.K. Army, other U.K. Crown Services; and the Royal Australian Air Force, Navy and Army.

Consistent with our corporate focus towards sustainability, KBR continues to develop and prioritize investment in process technologies that enable clients to produce cleaner, safer, and more sustainable outputs and also do so with improved economic outcomes. We provide high-end advisory solutions centered around energy transition, license process technologies, provide basic engineering and design services, sell proprietary equipment and catalysts, and provide asset optimization and remote facility operations monitoring.  Customers include national governments, industrial companies, and oil and gas companies.  Areas of long-term strategic focus include sustainable technology solutions, energy transition and technology-led asset optimization.

Business Environment and Trends

Government Outlook

While funded through a continuing resolution that are subject to periodic congressional budget approvals, the U.S. defense and national security strategy continues to prioritize the restoration of military readiness, furthers investment to confront near peer and other threats around the world, enhances the DoD’s cybersecurity and cyber warfare capabilities, funds the U.S. Space Force under the U.S. Air Force, and directs innovation to meet long-range emerging threats. The strategy includes a number of measures to strengthen emerging technologies, including cyber-science and technologies, artificial intelligence, directed energy, hypersonics, and emerging biotechnologies.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. A significant majority of our work in the U.K. is contracted through long-term privately financed initiatives ("PFIs") that are expected to provide stable, predictable earnings and cash flow over the program life, with our largest PFI extending through 2041. The Australian government continues to increase defense spending, with particular focus on enhancing regional security, building defense capabilities, strengthening cyber defenses and promoting broader economic stability.

With defense and civil budget spending driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology upgrades, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ priorities.

Industrial Outlook

Long-range industrial market fundamentals are supported by global population growth, global expansion of the middle class, and acceleration of demand for energy transition and renewable energy sources for which momentum and investment continue, even amidst COVID-19, as clients advance important objectives around decarbonization and climate change.  Demand for our solutions and services is highly correlated to the level of capital and operating expenditures of our customers and prevailing market conditions.  Clients continue to prioritize investment in solutions to increase end-product flexibility and energy efficiency and reduce their environmental footprint.

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

The Company has initiated a strategic transition from its current three-core business segment model to a two-core business segment model comprised of Government Solutions and Technology Solutions. This transition will occur over the remainder of 2020.  The core component of the new Technology Solutions segment will be the Company's proprietary process technologies.  It will also include the Company’s advisory practice focused on energy transition and net-zero carbon ambitions as well as the technology-led industrial solutions focused on innovative digital operations and maintenance solutions and advanced remote operations capabilities to improve throughput, reliability and environmental sustainability.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The information below is an analysis of our consolidated results for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Revenues	$1,379	$1,425	$(46)	(3)%

The overall revenue decrease was primarily due to decisions to exit non-strategic areas in our ES business segment and lower volume in our TS business segment due to timing and mix of project deliveries. These decreases were partially offset by significant increases in project volume in our space and defense systems engineering business areas within the GS business segment.

Gross Profit	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Gross profit	$172	$168	$4	2%

The overall gross profit increase was primarily due to favorable changes in estimates on projects within the GS business segment. These increases were partially offset by lower revenue volume in our ES business segment.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Equity in earnings of unconsolidated affiliates	$13	$9	$4	44%

The increase in equity in earnings of unconsolidated affiliates was primarily driven by higher earnings from a U.K. joint venture and foreign exchange effects in a project joint venture offset by reduced activity from an industrial services joint venture.

Selling, General and Administrative Expenses	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Selling, general and administrative expenses	$(89)	$(74)	$15	20%

Selling, general and administrative expenses in the three months ended September 30, 2020 was $15 million higher than the same period in 2019 principally as a result of a favorable cost variance recorded in our U.S. government contracting business in the three months ended September 30, 2019 driven by lower than expected bid and proposal and information technology costs and a larger allocation base than expected due to higher volume. Our current estimate of selling, general and administrative expenses and the relative cost bases for 2020 remains materially unchanged.

Acquisition and Integration Related Costs	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Acquisition and integration related costs	$(2)	$—	$2	n/m

The increase in acquisition and integration related costs was comprised of acquisition costs associated with the Company's acquisition of Centauri on October 1, 2020. The Company anticipates incurring additional integration related costs related to its acquisition of Centauri over the next twelve months.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Goodwill impairment	$—	$—	$—	n/m
Restructuring charges and asset impairments	$(1)	$—	$(1)	n/m

See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" in the footnotes to our accompanying condensed consolidated financial statements.

Interest Expense	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Interest expense	$(18)	$(25)	$(7)	(28)%

The decrease in interest expense was primarily due to lower outstanding borrowings under our Senior Credit Facility during the three months ended September 30, 2020 as compared to the same period in 2019 and lower weighted-average interest rates as a result of the refinancing of our Senior Credit Facility in February 2020. See Note 11 to our condensed consolidated financial statements for further discussion.

Other Non-operating (Loss) Income	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Other non-operating (loss) income	$(4)	$3	$(7)	233%

Other non-operating (loss) income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items. The increase in loss in the third quarter of 2020 was primarily due to unfavorable foreign exchange rate effects on certain U.S. Dollar cash positions held internationally.

Provision for Income Taxes	Three Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Income before provision for income taxes and noncontrolling interests	$71	$82	$(11)	(13)%
(Provision) for income taxes	$(19)	$(24)	$(5)	(21)%

The provision for income taxes for the three months ended September 30, 2020 reflects a 27% tax rate as compared to a 30% tax rate for the three months ended September 30, 2019, both of which were primarily impacted by the rate differential on our foreign earnings including equity in losses, of certain unconsolidated affiliates for which any tax effects are not reflected in the provision for income taxes because they are reflected on a net basis in equity in earnings of unconsolidated affiliates. See Note 12 to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended September 30,
Dollars in millions	2020	2019
Revenues
Government Solutions	$980	$978
Technology Solutions	71	96
Energy Solutions	327	351
Subtotal	1,378	1,425
Non-strategic Business	1	—
Total revenues	$1,379	$1,425

Gross profit
Government Solutions	$129	$110
Technology Solutions	30	30
Energy Solutions	15	21
Subtotal	174	161
Non-strategic Business	(2)	7
Total gross profit	$172	$168

Equity in earnings of unconsolidated affiliates
Government Solutions	$9	$7
Energy Solutions	4	2
Total equity in earnings of unconsolidated affiliates	$13	$9

Total selling, general and administrative expenses	$(89)	$(74)

Acquisition and integration related costs	$(2)	$—

Restructuring charges and asset impairments	$(1)	$—

Gain on disposition of assets	$—	$1

Total operating income	$93	$104

Government Solutions

GS revenues increased by $2 million to $980 million in the third quarter of 2020, compared to $978 million in the third quarter of 2019. This slight increase was primarily driven by growth in the space and engineering businesses, ramp-up of LogCAP V Northern Command scope of work, higher volumes on projects in Australia as well as the SMA acquisition in March 2020. These increases were substantially offset by the completion of disaster recovery services provided to the U.S. Air Force in 2019, lower work volume on the LogCAP IV scope of work primarily in the Middle East, and the reduction in revenue related to the construction component of the Aspire Defence project in the U.K. which is nearing completion.

GS gross profit increased by $19 million, or 17%, to $129 million in the third quarter of 2020 compared to $110 million in the third quarter of 2019. The increase is primarily driven by growth in the space and engineering businesses and the non-recurrence of a contingency release on a project in the Middle East in 2019.

GS equity in earnings of unconsolidated affiliates increased by $2 million, or 29%, to $9 million in the third quarter of 2020 compared to $7 million in the third quarter of 2019. The increase is primarily associated with higher earnings from a U.K. project joint venture.

Technology Solutions

TS revenues decreased by $25 million, or 26%, to $71 million in the third quarter of 2020 compared to $96 million in the third quarter of 2019, primarily driven by higher volumes of proprietary equipment and catalyst sales in 2019 as compared to 2020.

TS gross profit remained consistent at $30 million for the third quarter of 2020 and 2019, primarily due to favorable mix of higher margin license revenue and lower overhead spend in 2020.

Energy Solutions

ES revenues decreased by $24 million, or 7%, to $327 million in the third quarter of 2020, compared to $351 million in the third quarter of 2019. The decrease was largely attributable to the completion or near completion of projects and lower volumes primarily attributable to the downturn in the energy market caused by COVID-19 and ensuing portfolio shaping decisions.

ES gross profit decreased by $6 million, or 29%, to $15 million in the third quarter of 2020 as compared to $21 million in the second quarter of 2019 due to reduced volume and an unfavorable mix of lower margin projects primarily in North America.

ES equity in earnings of unconsolidated affiliates increased by $2 million, or 100%, to $4 million in the third quarter of 2020, compared to earnings of $2 million in the third quarter of 2019. This increase was primarily due to foreign exchange effects in project joint ventures.

Non-strategic Business

Non-strategic Business revenues were $1 million in the third quarter of 2020, compared to none for the third quarter of 2019, primarily associated with close-out activities on completed projects as we exit the related businesses.

Non-strategic Business incurred a gross loss of $2 million in the third quarter of 2020, compared to $7 million gross profit in the third quarter of 2019. All Non-strategic Business projects are substantially complete as of September 30, 2020. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 1 “Basis of Presentation” to our condensed consolidated financial statements.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The information below is an analysis of our consolidated results for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Revenues	$4,301	$4,187	$114	3%

The increase in consolidated revenues was primarily driven by ramp-up in projects within the U.S. in our ES business segment. This was partially offset by lower volume in our GS business segment pertaining to our contingency logistics business and a construction component of the Aspire Defence project in the U.K. which nears completion, and lower volume in our TS business segment due to timing and mix of project deliveries.

Gross Profit	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Gross profit	$500	$483	$17	4%

The increase in gross profit is principally driven by the GS business segment primarily due to favorable changes in estimates on projects and improvements in margin on the Aspire Defence project in the U.K. These increases were offset by an unfavorable project mix in our ES business segment. We also incurred higher costs in our Non-Strategic business segment in 2019 related to project close-out activities.

Equity in Earnings of Unconsolidated Affiliates	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Equity in earnings of unconsolidated affiliates	$30	$24	$6	25%

Equity earnings increased primarily due to the non-recurrence of an accrued loss associated with an equity method investment in Latin America in 2019. These increases were partially offset by the completion of a North Sea project in 2019.

Selling, General and Administrative Expenses	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Selling, general and administrative expenses	$(259)	$(242)	$17	7%

Selling, general and administrative expenses in the nine months ended September 30, 2020 was $17 million higher than the same period in 2019 principally as a result of a favorable cost variance recorded in our U.S. government contracting business in the nine months ended September 30, 2019 driven by lower than expected bid and proposal and information technology costs and a larger allocation base than expected due to higher volume. Our current estimate of selling, general and administrative expenses and the relative cost bases for 2020 remains materially unchanged.

Acquisition and Integration Related Costs	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Acquisition and integration related costs	$(2)	$(2)	$—	—%

Acquisition and integration related costs for the nine months ended September 30, 2020 are comprised of acquisition costs associated with our acquisition of Centauri on October 1, 2020. We expect to incur integration costs related to the acquisition of Centauri over the next twelve months. Acquisition and integration costs for the nine months ended September 30, 2019 are comprised of integration costs related to our acquisition of SGT. The integration of SGT was completed in early 2019.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Goodwill impairment	$(99)	$—	$(99)	n/m
Restructuring charges and asset impairments	$(176)	$—	$(176)	n/m

As a result of the economic and market volatility as well as management's decision to discontinue pursuing certain projects within our ES business segment, we recognized goodwill impairments totaling $99 million associated with a reporting unit in our ES segment during the nine months ended September 30, 2020. In addition, management initiated a restructuring plan during the first quarter of 2020 and as a result, we recognized restructuring charges and asset impairments for the nine months ended September 30, 2020 totaling $176 million. See Note 7 "Restructuring Charges and Asset Impairments" and Note 8 "Goodwill and Goodwill Impairments" in the footnotes to our accompanying condensed consolidated financial statements.

Interest Expense	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Interest expense	$(60)	$(76)	$(16)	(21)%

The decrease in interest expense was primarily due to lower outstanding borrowings under our Senior Credit Facility during the nine months ended September 30, 2020 as compared to the same period in 2019 and lower weighted-average interest rates as a result of the refinancing of our Senior Credit Facility in February 2020. See Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements for further discussion.

Other Non-operating Income	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Other non-operating income	$1	$10	$(9)	(90)%

Other non-operating income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items. The decrease in income for the nine months ended September 30, 2020, was primarily due to less favorable foreign exchange rate effects on certain U.S. Dollar cash positions held internationally.

Provision for Income Taxes	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
(Loss) income before provision for income taxes and noncontrolling interests	$(47)	$208	$(255)	(123)%
Provision for income taxes	$(24)	$(58)	$(34)	(59)%

The provision for income taxes for the nine months ended September 30, 2020, reflects a (51)% tax rate as compared to a 28% tax rate for the nine months ended September 30, 2019. The difference between the effective tax rate of (51)% for the nine months ended September 30, 2020 and the statutory rate was caused by goodwill and asset impairment charges incurred during the period. Excluding the impact of the certain goodwill and asset impairments, our tax rate was 27% for the nine months ended September 30, 2020. The effective tax rate of 28% for the nine months ended September 30, 2019 was primarily impacted by the rate differential on our foreign earnings and equity in losses, of certain unconsolidated affiliates for which any tax effects are not reflected in the provision for income taxes because they are reflected on a net basis in equity in earnings unconsolidated affiliates. See Note 12 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2020 vs. 2019
Dollars in millions	2020	2019	$	%
Net income attributable to noncontrolling interests	$(20)	$(6)	$14	n/m

The increase in net income attributable to noncontrolling interests was associated with variable consideration resulting from the resolution of a contingency on a completed LNG project and liquidation of the associated joint venture.

Results of Operations by Business Segment

	Nine Months Ended September 30,
Dollars in millions	2020	2019
Revenues
Government Solutions	$2,860	$2,986
Technology Solutions	232	281
Energy Solutions	1,205	919
Subtotal	4,297	4,186
Non-strategic Business	4	1
Total revenues	$4,301	$4,187

Gross profit (loss)
Government Solutions	$370	$312
Technology Solutions	82	83
Energy Solutions	55	81
Subtotal	507	476
Non-strategic Business	(7)	7
Total gross profit	$500	$483

Equity in earnings of unconsolidated affiliates
Government Solutions	$21	$21
Energy Solutions	9	16
Subtotal	30	37
Non-strategic Business	—	(13)
Total equity in earnings of unconsolidated affiliates	$30	$24

Total selling, general and administrative expenses	$(259)	$(242)

Acquisition and integration related costs	$(2)	$(2)

Goodwill impairment	$(99)	$—

Restructuring charges and asset impairments	$(176)	$—

Gain on disposition of assets	$18	$11

Total operating income	$12	$274

Government Solutions

GS revenues decreased by $126 million, or 4%, to $2.9 billion in the nine months ended September 30, 2020, compared to $3.0 billion in the nine months ended September 30, 2019. This decrease was primarily driven by the completion of disaster recovery services provided to the U.S. Air Force in 2019, lower work volume on the LogCAP IV project primarily in the Middle East and the reduction in revenues on the construction component of the Aspire Defence project in the U.K. which is nearing completion. These decreases were partially offset by growth of human performance and behavioral health services provided to the U.S. Special Operations Command and services provided to NASA, increased engineering services on various other U.S. government programs such as LogCAP V Northern Command, a new award from the U.K. MoD in late 2019 for the provision of services in the Middle East, and overall growth of our Australian business including the acquisition of SMA in March 2020.

GS gross profit increased by $58 million, or 19%, to $370 million in the nine months ended September 30, 2020, compared to $312 million in the nine months ended September 30, 2019. The increase was driven by improved profitability on the Aspire project as uncertainties associated with index-based price adjustments dissipate, and volume growth on the newly awarded LogCAP V Northern Command project. These increases were offset by lower work volume on the LogCAP IV project primarily in the Middle East, and completion of disaster recovery services provided to the U.S. Air Force in 2019.

GS equity in earnings of unconsolidated affiliates remained consistent at $21 million in the nine months ended September 30, 2020 and 2019.

Technology Solutions

TS revenues decreased by $49 million, or 17%, to $232 million in the nine months ended September 30, 2020, compared to $281 million in the nine months ended September 30, 2019, primarily driven by higher mix of license revenue in 2020 compared to 2019.

TS gross profit decreased by $1 million, or 1%, to $82 million in the nine months ended September 30, 2020, compared to $83 million in the nine months ended September 30, 2019, primarily due to higher mix of license revenue offset by one-time settlements in the first half of 2020 and lower overall overhead spend.

Energy Solutions

ES revenues increased by $286 million, or 31%, to $1.2 billion in the nine months ended September 30, 2020, compared to $919 million in the nine months ended September 30, 2019. The increase was largely attributable to new awards and the ramp-up of existing projects along the U.S. Gulf Coast and Mexico.

ES gross profit decreased by $26 million, or 32%, to $55 million in the nine months ended September 30, 2020, compared to $81 million in the nine months ended September 30, 2019. This decrease was due to an unfavorable project mix in 2020 primarily in the U.S., reductions in project services provided to a joint venture in the Asia and the non-recurrence of a favorable close-out of an EPC project in the U.S. in 2019. These decreases were partially offset by higher volume and a favorable change in variable consideration resulting from resolution of a contingency on a completed LNG project during the first quarter of 2020.

ES equity in earnings of unconsolidated affiliates decreased by $7 million to $9 million in the nine months ended September 30, 2020, compared to earnings of $16 million in the nine months ended September 30, 2019. This decrease was primarily due to the completion of a North Sea project in 2019 and lower earnings from an industrial services joint venture in the U.S.

Non-strategic Business

Non-strategic Business earned revenues of $4 million in the nine months ended September 30, 2020, compared to $1 million earned in the nine months ended September 30, 2019, primarily associated with close-out activities on completed projects as we exit the related businesses.

Non-strategic Business incurred a gross loss of $7 million in the nine months ended September 30, 2020 due to a settlement resolution and legal costs related to project close-out activities compared to $7 million gross profit for the nine months ended September 30, 2019. All Non-strategic Business projects are substantially complete as of September 30, 2020. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

Non-strategic Business earned no equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2020 compared to a loss of $13 million for the nine months ended September 30, 2019 due to recognition of an accrued loss associated with an equity method investment in Latin America in 2019.

Changes in Estimates

Information relating to our changes in estimates is discussed in Note 1 “Basis of Presentation” to our condensed consolidated financial statements. See Note 6 “Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements for more information on the Ichthys LNG project.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.5 billion at September 30, 2020, and $2.6 billion at December 31, 2019. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $53 million and $78 million at September 30, 2020 and December 31, 2019, respectively.

The following table summarizes our backlog by business segment as of September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
Dollars in millions	2020	2019
Government Solutions	$10,868	$10,960
Technology Solutions	582	579
Energy Solutions	1,345	3,097
Subtotal	12,795	14,636
Non-strategic Business	—	—
Total backlog	$12,795	$14,636

Backlog for the ES business segment decreased approximately $1.8 billion during the nine months ended September 30, 2020 and was primarily due to management's decision to discontinue pursuing certain projects totaling approximating $1.2 billion. The remaining decrease was due to workoff, net of new awards during the period. For further discussion, see Notes 1 and 7 to our condensed consolidated financial statements.

We estimate that as of September 30, 2020, 31% of our backlog will be executed within one year. Of this amount, 87% will be recognized in revenues on our condensed consolidated statement of operations and 13% will be recorded by our unconsolidated joint ventures. As of September 30, 2020, $68 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2020, 10% of our backlog was attributable to fixed-price contracts, 53% was attributable to PFIs and 37% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2020, $8.9 billion of our GS backlog was currently funded by our customers.

As of September 30, 2020, we had approximately $3.0 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $12.8 billion and the remaining performance obligation as defined by ASC 606 of $9.9 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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

Liquidity and Capital Resources

Liquidity is provided by available cash and equivalents, cash generated from operations, our Senior Credit Facility and access to financial markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stage of completion of our projects. We often receive cash in the early phases of our larger fixed-price projects, technology projects, and those of our consolidated joint ventures in advance of incurring related costs. On reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital as we incur costs and subsequently invoice our customers.
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
As discussed in Note 11 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we amended our Senior Credit Facility on February 7, 2020, reducing the applicable margins and commitment fees associated with the various borrowings under the facility. Additionally, the amendment extended maturity dates with respect to the Revolver, PLOC and Term Loan A to February 2025 and Term Loan B to February 2027. On July 2, 2020, we amended our Senior Credit Facility to convert the $500 million capacity formerly available under our PLOC to our Revolver, thereby increasing our Revolver capacity from $500 million to $1 billion. On September 14, 2020, we further amended our Senior Credit Facility to modify the definition and calculation of Consolidated EBITDA (as defined therein) to provide for more flexibility in permitting pro forma cost reductions resulting from certain corporate transactions. The aggregate amount under our Senior Credit Facility remains $1.795 billion and all other terms and conditions remain unchanged. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of September 30, 2020, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $949 million at September 30, 2020, and $712 million at December 31, 2019, and consisted of the following:

	September 30,	December 31,
Dollars in millions	2020	2019
Domestic U.S. cash	$566	$207
International cash	199	245
Joint venture and Aspire Defence project cash	184	260
Total	$949	$712

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future U.S. and non-U.S. cash needs as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions around the world, including whether foreign earnings are permanently reinvested.

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

As of September 30, 2020, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Dollars in millions	2020	2019
Cash flows provided by operating activities	$245	$199
Cash flows (used in) investing activities	(38)	(148)
Cash flows provided by (used in) financing activities	41	(97)
Effect of exchange rate changes on cash	(11)	(12)
Increase (decrease) in cash and equivalents	$237	$(58)

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

Cash provided by operations totaled $245 million in the first nine months of 2020 as compared to net loss of $71 million. The difference is principally the result of non-cash restructuring charges and asset impairments in addition to net changes in working capital balances for projects impacting operating cash flows as discussed below:

•
Accounts receivable unfavorable cash flow impact of $50 million primarily related to increases in accounts receivable in our GS U.S. operations partially offset by increased collections on certain projects in our ES business segment.

•	Contract assets favorable cash flow impact of $49 million was largely attributable to increased billings on U.S. government projects in our GS business segment.

•
Accounts payable favorable cash flow impact of $15 million was largely attributable to timing of payments on certain U.S. government contracts and several projects in the U.S. in our ES business segment.

•
Contract liabilities unfavorable cash flow impact of $124 million was primarily due to progress against project advances on the Aspire Defence project and U.S. government projects in our GS business segment and certain projects within our TS and ES business segment.

•	In addition, we received distributions of earnings from our unconsolidated affiliates of $35 million and contributed $33 million to our pension funds in the first nine months of 2020.
Investing Activities. Cash used in investing activities totaled $38 million in the first nine months of 2020 and was primarily due to the acquisition of SMA and funding our proportionate share of JKC's ongoing legal and commercial costs. See Note 4 for further discussion on the acquisition and Note 6 for further discussion of the legal and commercial costs.

Financing Activities. Cash provided by financing activities totaled $41 million in the first nine months of 2020 and was primarily due to approximately $245 million of net proceeds from our Senior Notes offering offset by $156 million in net payments on borrowings related to the refinancing of our Senior Credit Facility, and $40 million of dividend payments to common shareholders. See Note 11 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Future sources of cash. We believe that future sources of cash include cash flows from operations (including accounts receivable monetization arrangements), cash derived from working capital management, and cash borrowings under the Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. In reference to Note 6 "Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts, including calling the performance and warranty letters of credit.

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

As of September 30, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client. The performance letter of credit expires upon provisional acceptance of the facility by the client and the warranty letter of credit expires upon the end of the warranty obligation.

U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $223 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of September 30, 2020) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the nine months ended September 30, 2020 was $33 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The current agreement calls for minimum annual contributions of £33 million ($44 million at current exchange rates) until the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Senior Notes

Information relating to our Senior Notes is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of September 30, 2020, we had no material guarantees of the work or obligations of third parties recorded.

We have committed and uncommitted lines of credit available to be used for letters of credit. As of September 30, 2020, our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion, of which $323 million had been utilized. Information relating to our letters of credit is described in Note 11 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

On October 1, 2020, the Company borrowed $260 million on the Senior Credit Facility to fund the acquisition of Centauri. See Note 4 “Acquisitions.”

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

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net loss of $4 million and a net gain of $3 million for the three months ended September 30, 2020 and 2019, respectively, and a net gain of $2 million and $8 million for the nine months ended September 30, 2020 and 2019, respectively, in "Other non-operating income (expense)" on our condensed consolidated statements of operations. The net gain of $2 million during the nine months ended September 30, 2020 consisted primarily of favorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and Norwegian Krone resulting in foreign currency gains of approximately $7 million, net of $5 million related to changes in the fair value of balance sheet hedges.

We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of September 30, 2020. Information relating to fair value measurements is described in Note 19 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had no borrowings outstanding under the Revolver and $795 million outstanding under the term loan portions of the Senior Credit Facility as of September 30, 2020. On October 1, 2020, we borrowed $260 million on the Revolver to fund the acquisition of Centauri. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 11 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive a one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive a one-month LIBOR rate and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $39 million as of September 30, 2020.

At September 30, 2020, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $295 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the nine months ended September 30, 2020 was 4.66%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $1 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of September 30, 2020.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

We have updated certain risk factors affecting our business since those presented in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and those in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Except for the risk factors set forth below, there have been no material changes in our assessment of our risk factors from those set forth in such reports.

The widespread outbreak of a pandemic or epidemic, or the outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business, results of operations and/or cash flows, including as a result of widespread reduced demand for oil and reduced commodity prices resulting from oversupply of oil or storage constraints.
The spread of COVID-19 across the globe has negatively affected worldwide economic and commercial activity, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets. Further, while the supply of hydrocarbon commodities was reduced somewhat, demand fell even more sharply as a result of COVID-19 and prices saw a sharp drop in the first quarter 2020. This low commodity price environment has continued in the ensuing months. In addition, our business and operational plans may be adversely affected by the COVID-19 pandemic due to a number of factors outside of our control, including:

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

Demand for our services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature, have been reduced in light of declining commodity prices, and have been significantly impacted by COVID-19.
Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have been volatile in recent years reducing the revenues and earnings of our customers. Further, the hydrocarbon commodities supply and demand imbalances, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the first quarter of 2020. Although the supply of hydrocarbon commodities was reduced somewhat, demand fell even more sharply as a result of COVID-19. The average spot price of West Texas Intermediate (Cushing) crude oil declined to below $0 during April 2020, and more recently closed at $40.05 on September 30, 2020.
These market conditions make it difficult for our customers to accurately forecast and plan future business trends and activities that in turn could have a significant impact on the activity levels of our businesses. As a result, several leading international and national oil companies reduced their capital expenditures in 2020. Demand for LNG and other facilities for which we provide services has decreased, and could continue to decrease, in light of the sustained reduction in the price and demand for crude oil or natural gas resulting from COVID-19. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs have caused and may continue to cause our customers to reduce or defer major expenditures given the long-term nature of many large-scale projects. Even relatively minor changes in supply and demand have the potential to cause large fluctuations in the prices of oil, natural gas and commodities, as well as lead to significant market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million of share repurchases, returning the authorization level to $350 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash and the authorization does not have an expiration date. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock under this program.

     The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2020.

Purchase Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2020	1,707	$22.38	—	$350,000,000
August 1 - 31, 2020	2,555	$23.13	—	$350,000,000
September 1 - 30, 2020	652	$24.55	—	$350,000,000

(1)
Shares repurchased include shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan. Total shares acquired from employees during the three months ended September 30, 2020 was 4,914 shares at an average price of $23.06 per share.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 17, 2020, by and among KBR Wyle Services, LLC, Astrid Merger Sub, LLC, Centauri Platform Holdings, LLC and Centauri ACP Holdings, LLC, in its capacity as representative for the Equityholders (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 19, 2020; File No. 001-33146)

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2
Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

4.1
Indenture, dated September 30, 2020, by and among KBR, Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2020; File No. 001-33146)

4.2	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2020; File No. 001-33146)

10.51
Amendment No. 3 to Credit Agreement, dated as of July 2, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated July 8, 2020; File No. 001-33146)

10.52
Amendment No. 4 to Credit Agreement, dated as of September 14, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2020; File No. 001-33146)

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

Dated: October 30, 2020                      Dated: October 30, 2020