Form 10-K
period 2020-12-31
KBR, INC.
filed 2021-02-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2020 was approximately $3.2 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $22.55.

As of February 10, 2021, there were 140,843,764 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EAC	Estimate at completion
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
ERGs	Employee Resource Groups
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
EVP	Employee Value Proposition
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GS	Government Solutions
HETs	Heavy equipment transporters
HR	Human Resources
ICC	International Chamber of Commerce
I&D	Inclusion & Diversity
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NYSE	The New York Stock Exchange

Acronym	Definition
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PLOC	Performance Letter of Credit facility
PPE	Property, Plant and Equipment
SAB	Staff Accounting Bulletin
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFO	U.K. Serious Fraud Office
SGT	Stinger Ghaffarian Technologies
SMA	Scientific Management Associates (Operations) Pty Ltd
Tax Act	Tax Cuts and Jobs Act
TS	Technology Solutions
U.K.	United Kingdom
U.S.	United States
UKMFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the below, as well as the risks and uncertainties disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K:

•there is the potential for a wide range of uncertainties related to the Biden Administration that could change funding related to our lines of business. Because we generate a substantial portion of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Changes in spending authorizations and budgetary priorities may occur as a result of the shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts and other factors;

•operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts and supply chain disruptions;

•the COVID-19 pandemic has increased the severity and duration of world health events, including volatility in the capital markets, deteriorating financial conditions or bankruptcy, and related economic repercussions resulting from severe disruption in multiple industries, which may negatively impact our clients' ability to meet their payment obligations to us in a timely manner; and

•the level of capital spending and access to capital markets by industrial companies, including significant reductions and potential additional reductions in capital expenditures in response to commodity prices and dramatically reduced demand.

Many of these factors are beyond our ability to control or predict. Any of these factors, as well as the risks and uncertainties disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K, and the risk factors and other cautionary statements contained in our other filings with the SEC, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under "Item 1A. Risk Factors" contained in Part I of this Annual Report on Form 10-K.

Risks Related to Operations of our Business

•The widespread outbreak of a pandemic or epidemic, or the outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business, results of operations and/or cash flows, including as a result of widespread reduced demand for oil and reduced commodity prices resulting from oversupply of oil or storage constraints.
•Demand for our services and technologies depends on demand and capital spending by customers in their target markets, many of which are cyclical in nature, have been reduced in light of declining commodity prices, and have been significantly impacted by COVID-19.
•Our results of operations depend on the award of new contracts and the timing of the performance of these contracts.
•The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts from the U.S. government may be unsuccessful.
•A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our revenues.
•If we are unable to enforce our intellectual property rights, or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.
•If we are unable to attract and retain senior management and key technical professionals with elite skills, our ability to pursue and compete for projects to grow our business may be adversely affected, our operating income may decrease, and our reputation may be negatively impacted.
•The nature of our legacy business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.
•Dependence on third-party subcontractors and equipment manufacturers could adversely affect our profits.
•Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance. If we are unable to hire or retain employees with adequate security clearances, we may be unable to perform our obligations to customers.
•Our use of the cost-to-cost method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.
•We conduct a portion of our operations through joint ventures and partnerships, exposing us to risks and uncertainties, many of which are outside of our control.
•The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.
•Our U.S. government contract work is regularly reviewed and audited by our customer, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.
•The transition period resulting from the Referendum of the United Kingdom's Membership of the European Union could adversely affect our business and results of operations.
•We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.
•Demand for our services provided under government contracts are directly affected by spending by our customers.

•Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.
•Our business strategy includes the consideration of business acquisitions, which may present certain risks and uncertainties.
•We ship a significant amount of cargo using seagoing vessels, exposing us to certain maritime risks.

Risks Related to Financial Conditions and Markets

•Current or future economic conditions in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy and access our cash and short-term investments.
•We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.
•Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and these facilities may not be available if financial covenants are violated or if an event of default occurs.
•Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.
•We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage.
•We are subject to foreign currency exchange risks that could adversely affect our operations and our ability to reinvest earnings from operations. Our ability to mitigate our foreign exchange risk through hedging transactions may be limited.
•If we need to sell or issue additional shares of common stock to refinance existing debt or to finance future acquisitions, our existing shareholder ownership could be diluted. In addition, the convertible note hedge and warrant transactions that we entered into in connection with the pricing of the Convertible Notes may affect the value of our common stock.
•Provisions in our charter documents, Delaware law and our Senior Credit Facility may inhibit a takeover or impact operational control that could adversely affect the value of our common stock.
•We make equity investments in privately financed projects in which we could sustain significant losses.

Risks Related to Regulations and Law

•We could be adversely impacted if we fail to comply with international export and domestic laws, which are rigorously enforced by the U.S. government.
•We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could include suspension or debarment of our ability to contract with the U.S. state or local governments, U.S. government agencies or the U.K. MoD, third-party claims, loss of customers, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.
•Certain of our work sites are inherently dangerous and we are subject to various environmental and worker health and safety laws and regulations. If we fail to maintain safe work sites or to comply with these laws and regulations, we may suffer damage to our reputation and incur significant costs and penalties that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•There is a rapidly evolving awareness and focus from stakeholders such as, investors, customers, current and future employees, with respect to global climate change and related emphasis on environment, social, and governance practices, which could affect our business.

General Risk Factors

•Intense competition could reduce our market share and profits.
•International and political events may adversely affect our operations.
•We rely on information technology ("IT") systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.
•An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.
•Our effective tax rate and tax positions may vary.
•We may change our dividend policy in the future.

PART I

Item 1. Business

Company Overview

KBR, a Delaware corporation, delivers scientific, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining scientific, technical and engineering expertise with its full-life cycle capabilities to help our clients meet their most pressing challenges. We provide the following capabilities and offerings to a diverse customer base, including domestic and foreign governments, and domestic and international integrated energy and industrial companies:

•Scientific research such as quantum science and computing; health and human performance; materials science; life science research; and earth sciences;
•Defense systems engineering such as rapid prototyping; test and evaluation; aerospace acquisition support; systems and platform integration; and sustainment engineering;
•Operational support such as space domain awareness; C4ISR; human spaceflight and satellite operations; integrated supply chain and logistics; and military aviation support; and
•Information operations such as cybersecurity; data analytics; mission planning systems; and artificial intelligence and machine learning; and
•Technology such as, sustainability-focused licensing of proprietary process technology; advisory services focused on energy transition; and digitally-enabled asset optimization solutions.

Our Business

KBR delivers scientific, technology and engineering solutions to governments and commercial customers around the world. Our people leverage dynamic teams that combine deep mission understanding, market-leading technical expertise and an unwavering operational focus to deliver solutions to solve our clients’ most complex issues. In 2020, KBR’s operating model continued to shift toward agile, technology-driven, solutions-oriented delivery and has been simplified to increase strategic focus to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth with favorable cash conversion. The realignment comes in the midst of an organizational transition away from higher risk, volatile, increasingly commoditized markets.

Our key areas of strategic focus are as follows:

•Government. KBR delivers a wide range of professional services across defense intelligence, space and other government agencies, spanning program management and consulting, mission planning, operational and platform support, research and development, test and evaluation, training, and logistics and facilities management. These services are provided primarily to government agencies in the U.S., U.K., Australia and other selected countries under long-term programs with key technical, scientific or mission-specific differentiation. Key customers include U.S. Department of Defense (“DoD”) agencies such as the Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office, U.S. Army, U.S. Navy and U.S. Air Force; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence (“MoD”), London Metropolitan Police, U.K. Army, other U.K. Crown Services; and the Royal Australian Air Force, Navy and Army. Areas of long-term strategic focus include defense modernization, space exploitation and health and human performance.
•Commercial. Consistent with our corporate focus towards sustainability, KBR continues to develop and prioritize investment in commercial process technologies that are disruptive, innovative, cutting-edge, and sustainability-focused. We market high-end advisory solutions centered around energy transition, license process technologies, provide basic engineering and design services, sell proprietary equipment and catalysts, and provide asset optimization and remote facility-operations monitoring. Key customers include national governments, industrial companies, and oil and gas companies. Areas of long-term strategic focus include sustainable technology solutions, energy transition and technology-led asset optimization.

Competitive Advantages
We operate in global markets with customers who demand innovation, technical and domain expertise and digitally-enabled, technology-led solutions. We seek to differentiate ourselves in areas in which we believe we have a competitive advantage, including:
•People
◦Distinctive, mission-focused and inclusive team ethos and culture, which we refer to as “One KBR”.
◦Deep domain expertise resident across nationally recognized subject matter experts.
◦Highly-cleared employee base.

•Sustainability
◦Achieved carbon neutrality from 2019 and established a 2030 net-zero carbon ambition.
◦As an industry leader, we have and will continue to invest in the development of disruptive, innovative clean energy solutions that promote a cleaner, greener future and a sustainable world.
◦World leader in ammonia technology with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM.
◦Exclusive licensor of Cat-HTRTM, an innovative, disruptive mixed plastics recycling technology that processes all types of plastic including many that are currently considered unrecyclable.
◦Safe and responsible operations are essential, and our Zero Harm culture prioritizes the safety and security of our people as well as the active management of our environmental impact.

◦Technical Excellence and Digital Solutions
◦Innovative, sustainable, proprietary process technology, expertise and solutions.
◦Innovative digital solutions and advanced capabilities to improve operations, reliability and environmental sustainability, including machine learning and artificial intelligence.
◦Virtual and augmented reality visualizations to provide greater perspectives, insights and training in a controlled environment.

•Customer Relationships
◦Customer missions and objectives are placed at the center of our planning and delivery model.
◦Decades of enduring relationships with government and commercial client base.

•Financial Strength
◦Diverse portfolio of multi-year, mission critical programs creating stability and resilience.
◦Low capital intensity business model generating favorable operating cash flows.
◦Strong liquidity with ample capacity for growth.

Our Business Segments

Overall, we believe we have a balanced portfolio of global professional services, digital solutions, and industry-leading technologies delivered across a wide government, defense and industrial base. Our business has been organized into three core and two non-core business segments as follows:

Core business segments

•Government Solutions
•Technology Solutions
•Energy Solutions

Non-core business segments

•Non-strategic Business
•Other

Our business segments are described below.

Government Solutions ("GS"). Our GS business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR services cover the full spectrum, from research and development, through systems engineering, test and evaluation, systems integration and program management, to operations support, readiness and logistics. With the acquisition of Centauri Holdings Platform, LLC ("Centauri") on October 1, 2020 (described in Note 4 to the consolidated financial statements), our GS business segment also provides software and engineering solutions to critical national security missions across space, cyber, intelligence, surveillance and reconnaissance, missile defense and intelligence domains to the U.S. government and related defense agencies.

Technology Solutions ("TS"). Our TS business segment combines KBR's sustainability-focused proprietary technologies, equipment and catalyst supply, digital solutions and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. Our TS business segment has led the way in the development of advanced digital and proprietary technologies, tools and solutions. From early planning through scope definition, advanced technologies and project life-cycle support, our TS business segment works closely with customers to provide an approach catered to their operational, financial and sustainability goals. Licensing and engineering/design services are typically provided during the front-end planning stage of both green- and brown-field capital projects, and proprietary equipment is delivered and installed as part of facility construction. Catalysts, or process consumables designed to drive process performance, efficiency and reliability, are delivered for start-up and are subsequently replenished, as needed.
Energy Solutions ("ES"). Our ES business segment provides full life-cycle support solutions across the upstream, midstream and downstream energy markets, including advisory services focused on energy transition and net-zero carbon objectives; technology-led industrial solutions focused on advanced remote operations capabilities to improve throughput, reliability and environmental sustainability; digitally-enabled professional services such as complex program management, engineering & design, and advanced project integration; and other construction services.

Non-strategic Business. Our Non-strategic business segment represents the operations or activities deemed no longer core to our business strategy and that we have exited or intend to exit upon completion of existing contracts. As of December 31, 2020, all Non-strategic Business projects are substantially complete. Current activities in this business segment primarily relate to final project close-out, negotiation and settlement of claims, joint venture liquidation and various other matters associated with these projects.
Other. Our Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
In 2020, we initiated a strategic transition from the current three-core business segment model to a two-core business segment model comprised of Government Solutions and Technology Solutions. We expect to begin reporting under this model in fiscal year 2021. The new Technology Solutions segment is anchored by our innovative, proprietary process technologies. It will also include our highly synergistic advisory practice focused on energy transition and net-zero carbon ambitions as well as our technology-led industrial solutions focused on innovative digital operations and maintenance (“O&M”) solutions and advanced remote operations capabilities to improve throughput, reliability and environmental sustainability. We believe that infusing high-end, sustainability expertise, client relationships and innovative, technology-led O&M solutions into Technology Solutions will increase resilience, generate new opportunities, simplify our business model and position us to deliver our offerings across a broader industrial base.

Significant Customers

We provide services to a diverse customer base, including domestic and foreign governments and commercial companies.

We generate significant revenues within our GS business segment from key U.S. government customers including U.S. DoD and NASA, and from the U.K government. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The following table summarizes our revenues from U.S. and U.K. government agencies.

Revenues and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
Dollars in millions, except percentage amounts	2020		2019		2018
U.S. government (all agencies)	$3,079	53%	$3,014	53%	$2,610	53%
U.K. government (all agencies)	$573	10%	$659	12%	$622	13%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K.

Industry

Government Market Overview

The fiscal year 2021 U.S. defense budget funds a national security strategy that continues the restoration of military readiness, furthers a national security strategy to confront near peer and other threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, and directs innovation to meet long-range emerging threats. The budget includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics, and biotechnologies.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. A significant majority of our work in the U.K. is contracted through long-term privately financed initiatives (PFIs) that are expected to provide stable, predictable earnings and cash flow over the program life, with our largest PFI extending through 2041. The Australian government continues to increase defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology upgrades, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ priorities.

Commercial Market Overview

Long-range commercial market fundamentals are supported by global population growth, global expansion of the middle class, and acceleration of demand for energy transition and renewable energy sources for which momentum continues, even amidst COVID-19. Clients continue to prioritize investment in solutions to increase end-product flexibility and energy efficiency and reduce their environmental footprint. As companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon ambitions, we expect their spending to continue in areas such as decarbonization; carbon capture, sequestration and utilization; biofuels; and plastics circular economy. Further, governments and leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia, which are areas that favor KBR’s world-class technology portfolio and expertise.

We expect climate change and energy transition to be increasing areas of priority and investment for the Biden Administration and a more progressive Senate that holds a thin margin, as the U.S. looks to reboot its economy and invest in a cleaner future. President Biden has nominated two new cabinet-level positions focused on climate change and science. Further, through executive action, President Biden has initiated re-entry into the Paris climate accords and has begun the reversal of a number of the prior administration’s environmental policies.

Recent Developments

Centauri Acquisition

On October 1, 2020, we acquired Centauri Holdings Platform, LLC ("Centauri"), a provider of high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber, and emerging technologies such as directed energy and missile defense. The acquisition will expand KBR's military space and intelligence business and builds upon the Company's existing cybersecurity and missile defense solutions. Furthermore, the addition of Centauri advances KBR's strategic transformation of becoming a leading provider of high-end, mission-critical technical services and solutions. Additional information relating to the Centauri acquisition is described in Part II of this Annual Report on Form 10-K in Note 4 to our consolidated financial statements.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other reputable industry participants to capitalize on the strengths of each party and provide greater flexibility in delivering our services based on cost and geographical efficiency, increase the number of opportunities that can be pursued and reduce exposure and diversify risk. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2020.

Aspire Defence is a joint venture currently owned by KBR and two financial investors to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around the Salisbury Plain in the U.K. We own a 45% interest in Aspire Defence that is accounted for within our GS business segment using the equity method of accounting. Prior to January 15, 2018, we held a 50% interest in the joint ventures that provide the construction and related support services to Aspire Defence, with the other 50% being owned by Carillion. On January 15, 2018, Carillion entered into compulsory liquidation and was excluded from future business and benefit from its interest in the joint ventures. As a result, KBR assumed operational management and control of these entities. KBR began consolidating the financial results of these entities in its financial statements effective January 15, 2018. On April 18, 2018, we completed the acquisition of Carillion's interests in the subcontracting entities.

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

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize as a result of backlog was $15.1 billion and $14.6 billion as of December 31, 2020 and 2019, respectively, with approximately 16% and 18%, respectively, related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate that, as of December 31, 2020, 28% of our backlog will be recognized as revenues or equity in earnings of unconsolidated affiliates within fiscal year 2021. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

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

Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time and materials contracts. Under cost-reimbursable contracts, the price is generally variable based upon our actual costs incurred for materials, equipment, reimbursable labor hours and in some cases, overhead and general and administrative expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost overruns or costs associated with project delays could be our responsibility under such contracts. Cost-reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

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

Intellectual Property

The use of intellectual property generally benefits our TS and ES business segments. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification, semi-submersibles and specialty chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol used in the production of consumer end products. In addition, we are a licensor of ammonia process technologies used in the conversion of natural gas to ammonia with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM. We also offer technologies for crystallization and evaporation, concentration and purification of strong inorganic acids, as well as an innovative, disruptive mixed plastics recycling technology that processes all types of plastic including many that are considered by some to be unrecyclable. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enables our sustainability strategy, and enhances our margins and encourages customers to utilize our broad range of EPC and construction services.

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

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 16 to our consolidated financial statements.

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

Human Capital Management

At KBR, we bring together the best and brightest to deliver technology and solutions that help our customers accomplish their most critical missions and objectives. In doing so, we strive to create a better, safer and more sustainable world. In 2020, we capitalized on momentum KBR had been building over the past several years and began to reimagine how we deliver. This transformational journey has culminated in the development of our new One KBR values, which capture who we are and guide everything we do. The values have at their core our focus on people — our customers, our stakeholders, our communities and our employees — and our commitment to delivering unrivaled solutions and expertise.

Our new One KBR Values are:

•We Value Our People
•We Deliver
•We Are People of Integrity
•We Empower
•We are a Team of Teams

Of these, the core value that embodies our approach to human capital management is We Value Our People:

Our people are the heart of everything we do. We are dedicated to creating diverse and inclusive work environments, in which every member of our team of teams feels safe, supported, respected, trusted and valued, and where each person is given opportunities to grow and reach their full potential.

Our employees’ expertise, domain knowledge and leadership capability enable KBR to provide superior science, technology and engineering solutions and in 2020 we renewed our global people strategy to enable KBR to harness the power of all our people, by:

•Building our reputation as a great place to work;
•Creating the conditions in which people can flourish;
•Capitalizing on their tremendous capability; and
•Together, helping realize the potential of One KBR

Our 29,000 employees perform diverse, complex, mission critical roles, in 40 countries, and we continue to embed the best people practices to support their experience as an employee, underpinned by our ongoing commitment to Zero Harm.

Worker Health and Safety / Zero Harm

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

Our global Zero Harm culture rests on nine key principles, which we refer to as our “sustainability pillars.” The central pillar is “Courage to Care,” which we define as the willingness to intervene when one observes something that does not meet acceptable standards. We believe our Zero Harm culture has resulted in a work environment that promotes employee engagement and ownership. Although we have experienced significant improvement in our safety performance indicators, we cannot guarantee that our efforts will always be successful and from time to time we may experience incidents or unsafe work conditions or practices may arise. Our project sites often put our employees and others in proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. We actively seek to maintain a safe, healthy and environmentally sound workplace for all of our employees and those who work with us. Consequently, we may incur substantial costs to maintain the safety and security of our personnel in these locations.

COVID-19

During 2020, our Zero Harm culture was epitomized in our response to the COVID-19 pandemic, where our response prioritized taking action for the safety of our people, families and customers and to do our part to slow the spread of the virus. We activated a special executive task force in January 2020 to monitor and respond to developments in real time, implementing travel restrictions to protect our people and customers, alongside practical, accessible training and support, including resources available through our Employee Assistance Program. We quickly deployed local emergency response plans and continued to operate throughout the year to enable employees working remotely or on site to continue to deliver the same outstanding service and attention to our customers.

Reimagining How We Deliver

This pivot to remote work allowed our employees to maintain a high level of productivity and efficiency while transitioning to new ways of working, and gave us the chance to reimagine how we deliver as a more flexible, agile business, where our people, operating model and culture enable rapid change and value creation, and establish a source of competitive advantage. A global task force was established to reimagine our culture, work practices and workplaces, resulting in what we believe will be sustainable changes with clear benefits, including offering more flexible working arrangements to help establish KBR as a global employer of choice and support a more diverse workforce.
To support the transition to this new work environment, we ran a series of virtual training events focused on the skills required by employees and managers in this new world and held regular ‘virtual coffees’ with experts and leaders in KBR to help our people stay connected as part of an adaptable network and reinforce our Team of Teams ethos. Enhancement to our workplaces, upgrades to our flexible working policy and easy access to digital tools and resources have all contributed to our new ways of working.

Mental Health & Fitness

We recognize that mental health and wellbeing affect everyone, and during the pandemic this has proved even more critical. Building on our commitment to Zero Harm, we aim to create a workplace where employees can thrive, and to inspire and enable our employees to proactively improve their own mental fitness.
During 2020, we established a global Mental Health & Wellbeing Committee to help steer our strategy and to give our people the support and resources they need. We have raised awareness and encouraged conversations about mental health and fitness through ongoing communications, including webinars with KBR and external experts, supported by highly visible leadership. A broad range of training and support materials were made available to employees and managers, and we upgraded our Employee Assistance Program to provide free counselling, advice and resources for employees and their families in multiple languages.
Over the year, we developed further plans to help employees improve their mental fitness and resilience, including access to themed training and resources, provision of bespoke management training, global expansion of our Wellbeing Ambassadors program, and launch of a new mobile application providing employees with 24/7 access to a personalized mental health and wellbeing platform, which we expect to formally launch in 2021.

Hiring the Best and Brightest

In 2020, we hired over 8,000 new employees, the majority of whom were appointed utilizing innovative virtual selection processes during the COVID-19 pandemic through proactive promotion of our employer brand using social media, supplemented by targeted campaigns for specialist expertise, with a particular focus on sourcing diverse applicants to reflect the communities in which we operate.

Our onboarding process helps new hires quickly become effective and develop a strong sense of belonging, equipped with the right tools and support to enable them to perform. With virtual onboarding a new reality, we have enhanced our processes to include digital welcome packs which promote our employee-centric culture.

During 2020, we began to refresh our Employee Value Proposition ("EVP"), putting purpose at the heart of our employer brand. KBR offers fulfilling careers to the best and brightest people, and we empower our employees to work in ways that work for them. We are researching how our internal and external perceptions match up to that promise, which will inform how we articulate, promote and measure our employer brand in the future.

Inclusion & Diversity

We established a new Inclusion & Diversity ("I&D") Council early in 2020, representing a cross-section of employees from different markets, businesses and functions, to review, assess and champion initiatives which support our inclusion and diversity journey. We have set out a comprehensive I&D strategy with the goal of becoming a magnet for diverse talent, where we are known for a culture of belonging and equality, and adopted a program to inform our practices on hiring, developing, engaging and rewarding diverse talent. The I&D Council’s first set of recommendations, which focused on hiring, training and education, are now being implemented through our global Human Resources ("HR") community and business leadership teams.

Women represented 23.4% of KBR’s workforce as of December 31, 2020, a slight increase from 22.6% as of December 31, 2019, and we continue to consider gender diversity in our recruiting and hiring process. In 2020 we also conducted a systematic review of gender pay equity and monitored the gender balance among new hires and leavers, and were pleased to confirm we found no indication of bias in our reward structures or headcount trends.

Moving forward, we are accelerating our focus on diversity into other areas, with a particular emphasis on race and ethnicity, and the I&D Council will be researching and recommending continual improvements in this important area. The team will also be reviewing our internal targets and using data to track lead indicators and performance outcomes.

Employee Resource Groups

Over the year, we have continued to support and engage with our Employee Resource Groups ("ERGs"), which together form a valuable network across KBR to educate, advocate and connect people with common interests. The primary ERG focused on I&D is ASPIRE, which has been an established employee network and support group for more than five years and conducts events across the world, regularly attended by hundreds of participants. In 2020, a new Pride & Allies ERG was launched, and we also plan to provide ERG support for Working Parents and Caregivers. Looking forward, we are planning to bring all our I&D related ERGs together under a global umbrella which supports all diverse populations and champions inclusion across KBR.

For our early career professionals, we sponsor IMPACT, an ERG focused on talent development, which helps employees through networking, continuing education, and mutual support. In 2020, we launched the IMPACT Vision Series of webinars, focused on the science, technology and engineering behind KBR’s strategy and solutions, with attendance typically over 800 for each event, and we plan to build on this momentum as we support the growth of IMPACT in 2021.

Talent Development & Succession

As part of our overall talent development strategy we continue to focus on succession planning for critical roles, including the Executive Leadership Team and Chief Executive Officer, and engage regularly with the Board on these topics. In addition to identifying potential successors, in 2020 we also introduced a robust talent review process, which calibrates performance and potential for our leadership team and ensures appropriate action plans are in place to prepare our next level of talent for the challenges and opportunities ahead. We have plans in place to cascade this talent calibration process to the next level during 2021, bringing greater visibility and breadth to succession planning for other key roles.

KBR provides targeted learning and development opportunities, such as our Global Leadership Development Program, through which nominees develop their strategic thinking and executive leadership skills. The current participants in this program have undertaken a range of challenging business projects during 2020, alongside skills development, coaching and networking events.

In addition to such tailored programs and processes, all KBR employees can participate in a wide range of learning and development activities. Our learning management system provides access to thousands of modules, podcasts, articles and videos, spanning technical, behavioral and regulatory training requirements.

Employee Engagement

We evaluate our success in making KBR a great place to work, in part, by whether our employees choose to stay with us, and in 2020 we were pleased to note a reduction in voluntary turnover. While we are confident that this reflects our ongoing efforts to increase employee engagement, we recognize that the reduction is also due to labor market dynamics, and in particular the uncertainty caused by COVID-19.

We closely monitor our employees’ engagement and satisfaction, undertaking pulse surveys and routinely conducting exit interviews to learn from their experience. During 2020, we began crowdsourcing real-time feedback from employees using digital polling platforms as part of our virtual events, which helped generate honest, anonymous feedback and ideas on a wide range of topics related to their experience as employees as well as our business overall.

As we refresh our EVP, we plan to build on our local survey processes and establish a global employee survey, which will also encapsulate feedback on inclusion and diversity, mental health and wellbeing, and our One KBR Values. This will be a fundamental building block to help us hire great people that can do great things that matter to the world.

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

The spread of COVID-19 across the globe has negatively affected worldwide economic and commercial activity, disrupted global supply chains, and created significant volatility and disruption of financial and commodity markets. Further, while the supply of hydrocarbon commodities was reduced somewhat, demand fell even more sharply as a result of COVID-19 and prices saw a sharp drop in the first quarter 2020. Our business and operational plans may be adversely affected by the COVID-19 pandemic due to a number of factors outside of our control, including:

•the health or availability of our workforce, including contractors and subcontractors, and restrictions that we and our customers, contractors and subcontractors impose, including limiting worksite access and facility shutdowns, to ensure the safety of employees and others;
•the ability or willingness of our vendors and suppliers to provide the equipment, parts or raw materials for our operations or otherwise fulfill their contractual obligations, which in turn could impair our ability to perform under our contracts or to deliver products on a timely basis;
•recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines, and shelter-in-place orders to address the COVID-19 outbreak;
•potential contract delays, modifications or terminations;
•increased potential for the occurrence of operational hazards, including terrorism, cyber-attacks or domestic vandalism, as well as information system failures or communication network disruptions;
•reductions in the number and amounts of new government contract awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of the fiscal, economic and budgetary challenges facing our customers, as well as material and equipment pricing;
•increased cost and reduced availability of capital for growth or capital expenditures;
•increased costs of operation in relation to the COVID-19 outbreak, which costs may not be fully recoverable or adequately covered by insurance; and
•long-term disruption of the U.S. and global economy and financial and commodity markets.

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

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Market prices for oil, natural gas and commodities have been volatile in recent years reducing the revenues and earnings of our customers. Further, the hydrocarbon commodities supply and demand imbalances, combined with the continued outbreak of COVID-19, contributed to a sharp drop in prices for oil in the first quarter of 2020. Although the supply of hydrocarbon commodities was reduced somewhat, demand fell even more sharply as a result of COVID-19. The average spot price of West Texas Intermediate (Cushing) crude oil declined to below $0 during April 2020, and more recently closed at $48.35 on December 31, 2020.

These market conditions make it difficult for our customers to accurately forecast and plan future business trends and activities that in turn could have a significant impact on the activity levels of our businesses. As a result, several leading international and national oil companies reduced their capital expenditures in 2020. Demand for LNG and other facilities for which we provide services has decreased, and could continue to decrease, in light of the sustained reduction in the price and demand for crude oil or natural gas resulting from COVID-19. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies or longer-term higher material and contractor prices impacting facility costs have caused and may continue to cause our customers to reduce or defer major expenditures given the long-term nature of many large-scale projects. Even relatively minor changes in supply and demand have the potential to cause large fluctuations in the prices of oil, natural gas and commodities, as well as lead to significant market uncertainty and a variety of other factors that are beyond our control. Factors affecting the prices of oil, natural gas and other commodities include, but are not limited to:

•world health events, including the COVID-19 pandemic, which has reduced and may continue to reduce demand for oil and natural gas because of reduced economic activity;
•changes in the level of global demand for oil, natural gas, and industrial services due in part to governmental regulations, including travel bans and restrictions, quarantines, shelter in place orders, and shutdowns;
•worldwide or regional political, social or civil unrest, military action and economic conditions;
•governmental regulations or policies, including the policies of governments regarding the use of energy and the exploration for and production and development of their oil and natural gas reserves;
•a reduction in energy demand as a result of energy taxation or a change in consumer spending patterns;
•global economic growth or decline;
•the global level of oil and natural gas production;
•potential shut-ins of production by producers due to lack of downstream demand or storage capacity;
•global weather conditions and natural disasters;
•oil refining capacity;
•shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•potential acceleration of the development and expanded use of alternative fuels;
•environmental regulation, including limitations on fossil fuel consumption based on concerns about its relationship to climate change; and
•reduction in demand for the commodity-based markets in which we operate.

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

A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 53% of our total consolidated revenues for the year ended December 31, 2020. The loss of one or more of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

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

If we are unable to attract and retain senior management and key technical professionals with elite skills, our ability to pursue and compete for projects to grow our business may be adversely affected, our operating income may decrease, and our reputation may be negatively impacted.

The reimagined KBR and its forward looking solutions strategy requires talent with dynamic and elite skills as KBR moves upmarket. Our rate of growth and the success of our business depend upon our ability to attract, develop, retain, and replace key qualified technical and management professionals, either through direct hire, subcontracts or acquisition of other firms, who possess the elite skills to successfully deliver the solutions strategy. The market for these professionals is competitive in the sectors in which we compete, and we rely heavily upon the expertise and leadership of our professionals to perform, execute and complete projects as required by our clients. If we are unable to attract and retain a sufficient number of elite skilled professionals, our ability to pursue projects may be adversely affected, our financial performance may decline, and our reputation may be damaged.

The nature of our legacy business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.

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

For example, we executed a project as a partner in the JKC joint venture with JGC and Chiyoda, on a joint and several basis, for the design, procurement, fabrication, construction, commissioning and testing of the Ichthys Onshore LNG export facility in Darwin, Australia. As further discussed in Notes 6 and 10 to our consolidated financial statements, the project experienced significant cost increases associated with a variety of issues related to changes to the scope of work, delays and lower than planned subcontractor productivity. These issues resulted in significant unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the project estimates-at-completion. We have funded our proportionate share of the working capital requirements of JKC to complete the project. JKC's current estimates for the unapproved change orders and claims against the client and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and potentially result in refunds to the client for amounts previously paid to the joint venture or the inability of the joint venture to recover additional costs from its suppliers and subcontractors. We have letters of credit outstanding in support of performance and warranty guarantees that may be called by the client under certain events. To the extent these letters of credit are called by the client, we would be required to use available cash to repay our lenders and could also be required to cash collateralize the remaining balance of outstanding letters of credit. Any of these events could result in material changes to the estimated revenue, costs and profits at completion on the project and adversely affect our financial condition, results of operations and cash flows.

Dependence on third-party subcontractors and equipment manufacturers could adversely affect our profits.

We rely on third-party subcontractors and equipment manufacturers in order to complete many of our projects. Certain subcontractors and suppliers, such as those used on our U.S. government contracts, are subject to the same rigorous government requirements that we are and if they are unable to comply with these requirements, there may be limited subcontractors and suppliers available in the market. In addition, if any subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed. Furthermore, if the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts.

Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance. If we are unable to hire or retain employees with adequate security clearances, we may be unable to perform our obligations to customers.

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

A significant portion of our revenues and profits are measured and recognized over time using the cost-to-cost method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated revenues and costs are recorded when the amounts are known or can be reasonably estimated. In addition, we have recorded significant unapproved change orders and claims against clients as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the estimated profit at completion for certain projects. Revisions to these estimates could occur in any period and their effects could be material. The uncertainties inherent in estimating the progress towards completion or the recoverability of claims of long-term contracts make it possible for actual revenues and costs to vary materially from our estimates, including reductions or reversals of previously recorded revenues and profits.

We conduct a portion of our operations through joint ventures and partnerships, exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through project-specific joint ventures where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture partners may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including failure to comply with applicable laws or regulations, nonperformance, default or bankruptcy of our joint venture partners. Also, we often share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer, which could ultimately result in litigation. We could be liable for both our obligations and those of our partners, which may result in reduced profits, significant losses on the project, and a negative impact to our cash flows. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

Operating through joint ventures in which we have a minority interest could result in us having limited control over many decisions made with respect to projects and internal controls relating to projects. These joint ventures may not be subject to the same requirements regarding internal controls that are applicable to us. As a result, internal control issues may arise, which could have a material adverse effect on our financial condition and results of operations.

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

See Note 6 to our consolidated financial statements and risk factor under "The nature of our legacy business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage" for further discussion regarding cost increases and related unapproved change orders and claims on the Ichthys LNG Project.

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

The U.K. formally exited the European Union (“Brexit”) on January 31, 2020, followed by a transition period from February through December 2020, during which the U.K. continued to remain in the European Union as it negotiated separate trade deals with the European Union and other countries. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets. On December 24, 2020, the U.K. announced that it had reached agreement on a draft EU-UK Trade and Cooperation Agreement (“TCA”) covering trade in goods and in services, digital trade, intellectual property, public procurement aviation and road transport, energy, fisheries, social security coordination, law enforcement and judicial cooperation in criminal matters, thematic cooperation and participation in the European Union programs. The U.K. Parliament ratified the U.K.’s entry into, and implementation of, the TCA on December 30, 2020 pursuant to the EU (Future Relationship) Act 2020. Brexit could adversely affect U.K., European and worldwide economic and market conditions, could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling or could otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise) beyond the date of Brexit. Volatility in currency exchange rates primarily impacts the translation of the financial results of the U.K. portion of our GS business segment. Brexit could also disrupt the free movement of goods, services and people between the U.K. and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. These developments, or the perception that any of them could occur, may adversely affect our relationships with our existing and future customers, suppliers, employees, and subcontractors, or otherwise have an adverse impact on our business, financial condition and results of operations.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, including but not limited to, Iraq, Afghanistan and certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, we have suffered the loss of employees and contractors in the past that resulted in claims and litigation. Furthermore, there is risk of mass casualty or environmentally damaging events that may involve our and third party personnel and property, which could lead to future claims and litigation, impact our reputation and investor confidence, and ultimately result in reduced share price.

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

We derive a portion of our revenues from contracts with agencies and departments of the U.S., U.K. and Australia governments, which is directly affected by changes in government spending and availability of adequate funding. Additionally, government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As a significant government contractor, our financial performance is affected by the allocation and prioritization of government spending. Factors that could affect current and future government spending include:

•policy or spending changes implemented by the current administration, defense department or other government agencies;
•failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions;
•changes, delays or cancellations of government programs or requirements;
•adoption of new laws or regulations that affect companies providing services to the governments;
•curtailment of the governments’ outsourcing of services to private contractors; or
•the level of political instability due to war, conflict or natural disasters.

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

As of December 31, 2020, the future revenues we expect to realize as a result of backlog was approximately $15.1 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may seek business acquisitions as a means of broadening our offerings and capturing additional market opportunities by our business segments and we may be exposed to certain additional risks resulting from these activities. These risks include, but are not limited to the following:

•valuation methodologies may not accurately capture the value proposition;
•future completed acquisitions may not be effectively integrated within our operations, resulting in a potentially significant detriment to the associated product/service line financial results and posing additional risks to our operations as a whole;
•we may have difficulty managing our growth or we may not achieve the expected growth from acquisition activities;
•key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;
•the effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;
•we may assume liabilities of an acquired business (e.g. litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;
•we may assume unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations;
•business acquisitions may include substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits; or
•future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all.

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

We finance our business using cash provided by operations, but also depend on the availability of credit, including letters of credit and surety bonds. Our ability to obtain capital or financing on satisfactory terms will depend in part upon prevailing market conditions as well as our operating results. The lack of adequate credit or funding or the unavailability of funding on terms satisfactory to us, could have a material adverse effect on our business and financial performance.

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

In addition, we are subject to the risk that the counterparties to our Revolver may be unable to meet their contractual obligations to us if they suffer catastrophic demands on their liquidity. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors that may be negatively affected by events in the capital markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and such facility may not be available if financial covenants are violated or if an event of default occurs.

Our Senior Credit Facility includes a $1 billion revolving credit facility which matures in February 2025. It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including maintenance of a maximum consolidated leverage ratio and a consolidated interest coverage ratio as defined in the Senior Credit Facility agreement.

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

LIBOR is expected to no longer be available after June 30, 2023 for the primary U.S. dollar LIBOR settings used by the Company. As a result, there have been significant efforts by market participants and government and regulatory bodies in the United States and abroad to identify suitable replacement rates and develop processes for migration to the use of the alternatives. Our Senior Credit Facility gives us the option to use LIBOR as a funding benchmark and our interest rate swaps are based on the one-month U.S. dollar LIBOR. Our Senior Credit Facility allows us and the administrative agent to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto, as set forth in the credit facility. The International Swaps and Derivatives Association has issued terms that can be applied to determine the alternative reference rates under swap transactions and the timing of the switch to such alternatives. Any discontinuation of LIBOR and use of an alternative benchmark rate under our credit facility or our interest rate swap transactions is expected to be accompanied by a spread adjustment. The implementation of such alternative reference rates and spread adjustments could cause our funding costs to increase, including if there arises a differential between the alternative reference rate and/or spread adjustment under our credit facility and the alternative reference rate and/or spread adjustment applicable to our interest rate hedges.

Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.

We had approximately $1.6 billion of indebtedness outstanding as of December 31, 2020 which could have negative consequences to us, including, but not limited to:

•requiring us to dedicate cash flow from operations to the repayment of debt, interest and other related amounts, which reduces the funds we have available for other purposes, such as working capital, capital expenditures, acquisitions, payment of dividends and share repurchase programs;
•making it more difficult or expensive for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements, debt refinancing, acquisitions or other purposes;
•reducing our flexibility in planning for or reacting to changes in our industry and market conditions;
•causing us to be more vulnerable in the event of a downturn in our business;
•exposing us to increased interest rate risk given that a portion of our debt obligations are at variable interest rates; and
•increasing our risk of a covenant violation under our Senior Credit Facility.

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with pension benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the U.S., U.K., and Germany. At December 31, 2020, our defined benefit pension plans had an aggregate funding deficit (calculated as the excess of projected benefit obligations over the fair value of plan assets) of approximately $381 million, the majority of which is related to our defined benefit pension plan in the U.K. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. defined benefit pension plan has an aggregate funding deficit. Our U.K. pension plan has been frozen to new participants for a number of years, but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under our U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality and retirement rates, the investment strategy and performance of the plan assets, and (in certain circumstance) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates, or changes in actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for our U.K. pension plan could result in a material adverse effect on our cash flows and financial position.

We are subject to foreign currency exchange risks that could adversely affect our operations and our ability to reinvest earnings from operations. Our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

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

In addition, in connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with certain option counterparties. We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants at the time of exercise.

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

Risks Related to Regulations and Law

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

Certain of our work sites are inherently dangerous and we are subject to various environmental and worker health and safety laws and regulations. If we fail to maintain safe work sites or to comply with these laws and regulations, we may suffer damage to our reputation and incur significant costs and penalties that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There is a rapidly evolving awareness and focus from stakeholders, such as investors, customers, current and future employees, with respect to global climate change and related emphasis on environment, social, and governance practices, which could affect our business.

        Continued attention to issues concerning climate change or other environmental matters (e.g., the use of commodity plastics) may result in the imposition of additional environmental regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. International agreements and national, regional and state legislation and regulatory measures or other restrictions on emissions of greenhouse gases could affect our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels, or through mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services that could in turn have a material adverse effect on our operations and financial condition. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

Furthermore, investor and societal expectations with respect to environmental, social, and governance matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in the following key areas: diversity and inclusion, environmental stewardship, support for local communities, and corporate governance and transparency. A failure to adequately meet stakeholders' expectations may result in loss of business, diluted market valuation, an inability to attract and retain customers and talented personnel, increased negative investor sentiment toward us and/or our customers, and the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

General Risk Factors

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

A portion of our revenues is derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include, but not be limited to:

•expropriation and nationalization of our assets in that country;
•political and economic instability;
•civil unrest, acts of terrorism, war or other armed conflict;
•currency fluctuations, devaluations and conversion restrictions;
•confiscatory taxation or other adverse tax policies;
•governmental activities or judicial actions that limit or disrupt markets, restrict payments, limit the movement of funds, result in the deprivation of contract rights or result in the inability for us to obtain or retain licenses required for operation; or
•increased polarization of political parties, in the U.S. and abroad, which may lead to more volatility in government spending or other developments such as trade wars or changes in military priorities.

Due to the unsettled political conditions in countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. Our operations are conducted in areas that have significant political risk. In addition, military action or unrest could disrupt our operations in such locations and elsewhere and increase our costs related to security worldwide.

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

  Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect our and certain third party confidential and proprietary information from disclosure. We rely upon industry accepted security measures and technology to secure such confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyberattacks, other malicious and non-malicious activities from authorized and unauthorized employees or third parties, power outages, natural disasters, computer system or network failures, or computer viruses.  The failure of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data (e.g., personally identifiable information), processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Any significant disruptions or failures could damage our reputation or have a material adverse effect on our business operations, financial performance and financial condition.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2020, we had $1.8 billion of goodwill and $683 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on October 1 to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth. For example, we recorded impairment charges for goodwill and intangible assets totaling $110 million for the year ended December 31, 2020, as a result of the economic and market volatility as well as management's decision to discontinue pursuing certain projects in our ES business segment. For a further discussion of goodwill and intangible assets, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, " Note 7 and Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2021. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Fulton, Maryland	Leased	Government Solutions

Columbia, Maryland	Leased	Government Solutions

Greenbelt, Maryland	Leased	Government Solutions

Lexington Park, Maryland	Leased	Government Solutions

Chantilly, Virginia	Leased	Government Solutions

Vienna, Virginia	Leased	Government Solutions

Fairfax, Virginia	Leased	Government Solutions

Dayton/Beavercreek, Ohio	Leased	Government Solutions

Huntsville, Alabama	Leased	Government Solutions

Phoenix, Arizona	Leased	Government Solutions

Colorado Springs, Colorado	Leased	Government Solutions

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Wiltshire, United Kingdom	Leased / Owned	Government Solutions

Al Khobar, Saudi Arabia	Leased	Energy Solutions

Asia-Pacific:

Chennai, India	Leased	All

Majura Park, Australia	Leased	Government Solutions

Parkside, Australia	Leased	Government Solutions

Delhi (Gurgaon), India	Leased	Technology Solutions

Beijing, China	Leased	Technology Solutions

Perth, Australia	Leased	Energy Solutions

Brisbane, Australia	Leased	Energy Solutions

Sydney, Australia	Leased	Energy Solutions

Melbourne, Australia	Leased	Energy Solutions

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “KBR.” On February 20, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.10 per common share. Future dividend declarations will be at the discretion of our Board of Directors.
At January 31, 2021, there were 69 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of December 31, 2020, $303 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2020, and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2020	—	$—	—	$350,000,000
November 1 - 30, 2020	1,678,683	$25.50	1,675,073	$307,278,857
December 1 - 31, 2020	148,376	$27.88	148,361	$303,142,110

(1)Included within the shares repurchased herein are 3,625 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $25.30 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2020, with the cumulative total return on the S&P 1500 IT Consulting & Other Services Index, the Russell 2000 Index, and the Dow Jones Heavy Construction Industry Index for the same period. The comparisons assume the investment of $100 on December 31, 2015 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
12/31/2015
12/30/2016
12/30/2017
12/31/2018
12/31/2019
12/31/2020
KBR
Russell 2000
S&P 1500 IT Consulting & Other Services
Dow Jones Heavy Construction

	12/31/2015	12/30/2016	12/30/2017	12/31/2018	12/31/2019	12/31/2020
KBR	$100.00	$100.73	$122.07	$95.16	$193.77	$199.90
S&P 1500 IT Consulting & Other Services	$100.00	$115.50	$129.00	$107.57	$136.70	$151.13
Russell 2000	$100.00	$119.48	$135.18	$118.72	$146.89	$173.86
Dow Jones Heavy Construction	$100.00	$122.45	$127.97	$93.88	$125.03	$150.92

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

	Years Ended December 31,
Dollars in millions, except per share amounts	2020	2019	2018	2017	2016
Statements of Operations Data:
Revenues (a) (d)	$5,767	$5,639	$4,913	$4,171	$4,268
Gross profit (e)	666	653	584	439	198
Equity in earnings of unconsolidated affiliates	30	35	79	70	82
Asset impairments and restructuring charges	(214)	—	—	(6)	(39)
Operating income (b)	57	362	468	264	19
Net income (loss) (c)	(51)	209	310	440	(60)
Net income attributable to noncontrolling interests	(21)	(7)	(29)	(8)	(10)
Net income (loss) attributable to KBR (c)	(72)	202	281	432	(70)
Basic net income (loss) attributable to KBR per share	$(0.51)	$1.42	$1.99	$3.05	$(0.49)
Diluted net income (loss) attributable to KBR per share	$(0.51)	$1.41	$1.99	$3.05	$(0.49)
Cash dividends declared per share	$0.40	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data (as of the end of period):
Total assets (f)	$5,705	$5,360	$5,052	$3,652	$4,124
Long-term nonrecourse project-finance debt	2	7	17	28	34
Long-term debt	1,584	1,183	1,226	470	650
Total shareholders’ equity (f)	$1,609	$1,853	$1,718	$1,197	$725

Other Financial Data (as of the end of period):
Backlog	$15,115	$14,636	$13,497	$10,570	$10,938

(a)Includes revenues related to the consolidation of the Aspire Defence contracting entities in January 2018 and the acquisition of SGT in April 2018 totaling $1.0 billion and $875 million for the years ended 2019 and 2018, respectively. See Note 4 to our consolidated financial statements.
(b)Includes gain on consolidation of the Aspire subcontracting entities of $108 million for the year ended 2018. See Note 4 to our consolidated financial statements.
(c)Net income and Net income attributable to KBR in the fourth quarter of 2017 were favorably impacted by a release of a valuation allowance of $223 million and an $17 million favorable impact related to the Tax Act. See Note 13 to our consolidated financial statements.
(d)Effective January 1, 2018, we adopted ASC Topic 606. For all periods ending prior to January 1, 2018, revenues were recognized under the guidance of ASC Topic 605. See Note 1 to our consolidated financial statements.
(e)Effective January 1, 2019, we reclassified $128 million, $97 million, and $86 million from "Cost of revenues" to "Selling, general and administrative expenses" for the years ended 2018, 2017 and 2016, respectively, to report in the same manner as such costs are defined in our disclosure statements under CAS for U.S. government reporting. See Note 1 to our consolidated financial statements.
(f)The impact of adopting ASU No. 2016-02, Leases (Topic 842) resulted in an increase in total assets of $177 million and an increase in total shareholders' equity of $21 million at January 1, 2019. See Note 1 to our consolidated financial statements.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This MD&A does not address certain items in respect of the year ended December 31, 2018. A discussion and analysis of such period may be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 24, 2020.

Overview

KBR, a Delaware corporation, delivers scientific, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining scientific, technology and engineering expertise with its full life cycle capabilities to help our clients meet their most pressing challenges. Our capabilities and offerings include the following:

•Scientific research such as quantum science and computing; health and human performance; materials science; life science research; and earth sciences;
•Defense systems engineering such as rapid prototyping; test and evaluation; aerospace acquisition support; systems and platform integration; and sustainment engineering;
•Operational support such as space domain awareness; C4ISR; human spaceflight and satellite operations; integrated supply chain and logistics; and military aviation support; and
•Information operations such as cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; and artificial intelligence and machine learning; and
•Technology such as licensing of proprietary, sustainability-focused process technology; advisory services focused on energy transition; and digitally-enabled asset optimization solutions.

KBR's strategic growth vectors include:
•Defense modernization;
•Space superiority;
•Health and human performance; and
•Sustainable technology.

Our stated financial policies and deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets in its strategic growth vectors.

On October 1, 2020, we acquired Centauri, a provider of high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber, and emerging technologies such as directed energy and missile defense. Additional information relating to the Centauri acquisition is described in Part II of this Annual Report on Form 10-K in Note 4 to our consolidated financial statements.

KBR delivers a wide range of professional services across defense, space and other government agencies spanning program management and consulting, mission planning, operational and platform support, research and development, test and evaluation, training, and logistics and facilities management. These services are provided primarily to government agencies in the U.S., U.K., Australia and other select countries under long-term programs with key technical, scientific or mission-specific differentiation. Key customers include U.S. DoD agencies such as the Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies, U.S. Army, U.S. Navy and U.S. Air Force; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, London Metropolitan Police, U.K. Army, other U.K. Crown Services; and the Royal Australian Air Force, Navy and Army.

KBR develops and prioritizes investment in process technologies that are disruptive, innovative, and sustainability- and safety-focused. These technologies and solutions enable clients to achieve a cleaner, greener, more energy efficient global future. We deliver high-end advisory solutions centered around energy transition; we license process technologies; we provide engineering and design services; we sell proprietary equipment and catalysts; and we provide asset optimization and remote facility monitoring solutions. Key customers include national governments, commercial and industrial companies, and oil and gas companies.

Business Environment and Trends

Government Outlook

The fiscal year 2021 U.S. defense budget funds a national security strategy that continues the restoration of military readiness, furthers a national security strategy to confront near peer and other threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, and directs innovation to meet long-range emerging threats. The budget includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics, and biotechnologies.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. A significant majority of our work in the U.K. is contracted through long-term privately financed initiatives (PFIs) that are expected to provide stable, predictable earnings and cash flow over the program life, with our largest PFI extending through 2041. The Australian government continues to increase defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology upgrades, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ priorities.

Commercial Outlook

Long-range commercial market fundamentals are supported by global population growth, global expansion of the middle class, and acceleration of demand for energy transition and renewable energy sources for which momentum continues, even amidst COVID-19. Clients continue to prioritize investment in solutions to increase end-product flexibility and energy efficiency and reduce their environmental footprint. As companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon ambitions, we expect their spending to continue in areas such as decarbonization; carbon capture, sequestration and utilization; biofuels; and plastics circular economy. Further, governments and leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia, which are areas that favor KBR’s world-class technology portfolio and expertise.

We expect climate change and energy transition to be increasing areas of priority and investment for the Biden Administration and a more progressive Senate that holds a thin margin, as the U.S. looks to reboot its economy and invest in a cleaner future. President Biden has nominated two new cabinet-level positions focused on climate change and science. Further, through executive action, President Biden has initiated re-entry into the Paris climate accords and has begun the reversal of a number of the prior administration’s environmental policies.

Our Business

KBR's business is organized into three core and two non-core business segments as follows:

Core business segments
•Government Solutions
•Technology Solutions
•Energy Solutions

Non-core business segments
•Non-strategic Business
•Other

See additional information on our business segments, including detail with respect to changes to our reportable segments in Notes 1 and 2 to our consolidated financial statements and under "Item 1. Business" in this Annual Report on Form 10-K.

In 2020, we initiated a strategic transition from the current three-core business segment model to a two-core business segment model comprised of Government Solutions and Technology Solutions. We expect to begin reporting under this model in fiscal year 2021. The new Technology Solutions segment is anchored by our innovative, proprietary process technologies. It will also include our highly synergistic advisory practice focused on energy transition and net-zero carbon ambitions as well as the technology-led industrial solutions focused on innovative digital operations and maintenance ("O&M") solutions and advanced remote operations capabilities to improve throughput, reliability and environmental sustainability. Infusing high-end, sustainability expertise, client relationships and innovative, technology-led O&M solutions into Technology Solutions is expected to increase resilience, generate new opportunities, simplify the business model and better position us to deliver its offerings across a broader industrial base.

Effective for fiscal year 2021, we will change the names of our reportable segments and businesses as follows:

•Government Solutions includes the following four business units: Defense & Intel, formerly the Defense Systems Engineering and Centauri businesses; Science & Space, formerly called Space & Mission Solutions; Readiness & Sustainment, formerly called Logistics; and International.

•Sustainable Technology Solutions, formerly called Technology Solutions.

Overview of Financial Results

2020 was a year of significant achievement for KBR as we successfully advanced our long-term vision. We accelerated the Company’s growth into attractive markets with the Centauri acquisition and Technology portfolio realignment; focused on agile, technology-driven, sustainability-focused; knowledge-based delivery; and advanced our ESG and sustainability strategy by establishing 2030 net-zero carbon ambitions and achieving carbon neutrality in 2019. Our teams continued to execute and deliver operational performance, healthy profitability and strong cash flow. Importantly, we drove innovation and extended our footprint through new program wins and technology advances and development. Bookings to underpin the future were strong in our GS and TS businesses. Our U.S. Government Solutions business achieved a 95% recompete win rate that included a $400 million NASA recompete award to provide intelligent systems research and a $300 million U.S. Geological Survey recompete award to perform satellite systems engineering, software development, and scientific research and application development for remote sensing data. We also expanded our footprint through new projects and program wins, including a five-year contract for over $500 million for an undisclosed client to provide high-end technical services for rapid prototyping and fielding of advanced systems and an eight-year $974 million contract to provide the U.S. Air Force sustaining operations in Europe. We continued our track record of innovation, bringing new technologies to market and advising, consulting and delivering expertise in the vital area of energy transition, hydrogen future and plastics circular economy.

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment.

Revenues
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Revenues	$5,767	$5,639	$128	2%	$4,913	$726	15%

2020 vs. 2019

Revenue of $5.8 billion represented an increase of $128 million from the prior year, primarily due to the following: (1) new program wins and on-contract expansion, including approximately $104 million, or 12%, growth in Space & Mission Solutions; approximately $50 million growth in sustaining programs within Logistics; approximately $50 million, or 7%, growth in Defense & Intel; (2) Centauri, acquired on October 1, 2020, contributed approximately $125 million of revenue; and (3) ES business segment revenue volume increased approximately $187 million primarily attributable to completion of projects in backlog. Revenue increases were partially offset by approximately $150 million of revenue associated with disaster recovery services provided to the U.S. Air Force on the AFCAP IV project in 2019 that did not recur in 2020, reduced volume in the Company’s Middle East overseas contingency operations of approximately $150 million, and reduced activity in the Company’s international government business of approximately $25 million.

2019 vs. 2018

The increase in consolidated revenues in 2019 was primarily driven by strong organic growth within our GS business segment relative to the Logistics and Defense & Intel businesses as well as increased revenues from the acquisition of SGT in April 2018. New services and consulting awards in the Middle East from our ES business segment and higher proprietary equipment sales volume from our TS business segment also contributed significantly to revenue growth in 2019.

Gross Profit
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Gross profit	$666	$653	$13	2%	$584	$69	12%

2020 vs. 2019

The $13 million increase in gross profit is primarily driven by revenue growth described above as well as favorable changes in estimates on the Aspire Defence project. While revenue increased in our ES business segment, gross profit decreased primarily due to the volume of lower margin services as we complete projects in backlog and transition away from commoditized services.

2019 vs. 2018

The $69 million increase in gross profit in 2019 includes $80 million in increased gross profit from our GS business segment primarily driven by the volume growth in revenue, incremental profits resulting from the full year of operations from SGT, and favorable settlements on several legacy matters in our GS business segment including the private security legal matter. We also recognized incremental profits from construction services related to the Aspire Defence project in the U.K. associated with index-based price adjustments. TS business segment gross profit increased by $12 million over 2018 levels based on increased volumes of proprietary equipment sales. Additionally, we recognized increased earnings of $11 million primarily due to the close-out of a completed project in our Non-strategic business segment. These increases were partially offset by reductions in gross profit from our ES business segment of $34 million due to lower margins on several major EPC projects and the non-recurrence of several favorable items including the recognition of variable consideration associated with the successful completion of an LNG project in Australia in 2018.

Equity in Earnings of Unconsolidated Affiliates
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Equity in earnings of unconsolidated affiliates	$30	$35	$(5)	(14)%	$79	$(44)	(56)%

2020 vs. 2019

Equity earnings decreased was primarily noted in our ES business segment due to the successful completion of a North Sea project in 2019 in our ES business segment resulting in favorable benefits that did not recur in 2020 and reduced earnings from other joint ventures.

2019 vs. 2018

Equity earnings decreased was primarily noted in our ES business segment due to the substantial completion of a North Sea project in 2019 in our ES business segment that contributed significantly in 2018 and to a lesser extent in 2019. Further, in 2019, the Company recognized the impact of an unfavorable arbitration ruling associated with the Ichthys LNG project as well as an impairment of an equity method investment in Latin America. In 2018, we realized a benefit associated with the release of a tax matter on an Egyptian joint venture that did not recur in 2019. See Note 6 to our consolidated financial statements for more information on the Ichthys LNG project.

Selling, General and Administrative Expenses
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Selling, general and administrative expenses	$(335)	$(341)	$(6)	(2)%	$(294)	$47	16%

2020 vs. 2019

Selling, general and administrative expenses were slightly lower in 2020 compared to 2019, primarily due to reductions in corporate costs associated with austerity measures and travel restrictions related to COVID-19. These reductions were partially offset by increases in our GS business segment, including increased amortization attributable to our acquisition of Centauri, increased bid and proposal cost and favorable variances in 2019 that did not recur in 2020.

2019 vs. 2018

The increase in 2019 of $42 million in selling, general and administrative expenses as compared to 2018 was primarily related to an increase in corporate costs including increased IT, rebranding and other general corporate expenses.

Acquisition and Integration Related Costs
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Acquisition and integration related costs	$(9)	$(2)	$7	n/m	$(7)	$(5)	n/m

Acquisition and integration related costs for 2020 are associated with our acquisition of Centauri on October 1, 2020. Acquisition and integration costs incurred in 2019 are comprised of integration costs related to our acquisition of SGT.

Goodwill Impairment, Restructuring Charges and Asset Impairments			2020 vs. 2019			2019 vs. 2018
	2020	2019	$	%	2018	$	%
Goodwill impairment	$(99)	$—	$99	n/m	$—	$—	n/m
Restructuring charges and asset impairments	(214)	—	214	n/m	—	—	n/m

See Note 7 "Restructuring charges and asset impairments" and Note 9 "Goodwill and intangible assets" to our consolidated for further discussion.

Gain (Loss) on Disposition of Assets
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Gain (loss) on disposition of assets	$18	$17	$1	6%	$(2)	$19	n/m

In 2020, we recognized a favorable change in estimated revenues and gross profit associated with variable consideration resulting from resolution of a contingency on a completed LNG project as well as the liquidation of legal entities as part of a broad, ongoing legal entity rationalization project. The gain on disposition of assets in 2019 primarily reflects the gain on sale of a contract vehicle and sale of an equity method investment in our GS business segment.

Gain on Consolidation of Aspire entities
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Gain on consolidation of Aspire entities	$—	$—	$—	n/m	$108	$(108)	n/m

    The gain on consolidation of Aspire entities in 2018 was recognized upon the consolidation of the Aspire Defence subcontracting entities.

Interest Expense
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Interest expense	$(83)	$(99)	$(16)	(16)%	$(66)	$33	50%

2020 vs. 2019

The decrease in interest expense was primarily due to lower outstanding borrowings under our Senior Credit Facility during the majority of 2020 as well as lower weighted-average interest rates as a result of the favorable refinancing of our Senior Credit Facility in February 2020 and falling interest rates. See Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements for further discussion.

2019 vs. 2018

The increase in interest expense in 2019 was primarily due to increased fixed-rate borrowings as a result of the Convertible Notes in November 2018 partially offset by lower outstanding borrowings and weighted-average interest rates on our variable-rate debt.

Other Non-operating Income (Loss)
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Other non-operating income (loss)	$1	$5	$(4)	80%	$(6)	$11	(183)%

2020 vs. 2019

Other non-operating income (loss) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The decrease in 2020 was primarily due to settlement during the year of transactions that drive non-cash foreign exchange volatility.

2019 vs. 2018

The increase in other non-operating income was primarily due to the impact of favorable foreign currency movements on intercompany balance positions denominated in U.S. dollars partially offset by unfavorable variances on certain U.S. dollar cash positions held internationally.

Provision for Income Taxes
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Income before provision for income taxes	$(25)	$268	$(293)	(109)%	$396	$(128)	(32)%
(Provision) benefit for income taxes	$(26)	$(59)	$(33)	(56)%	$(86)	$(27)	(31)%

2020 vs. 2019

The 2020 period provision for income taxes is lower than the 2019 period primarily due to a significant drop in taxable income largely driven by impairment and restructuring charges incurred in 2020.

2019 vs. 2018

The decrease in income tax expense in 2019 compared to 2018 was primarily driven by the non-recurrence of the $108 million gain recognized in 2018 resulting from our consolidation of the Aspire Defence project subcontracting joint ventures.

A reconciliation of our effective tax rates for 2020, 2019 and 2018 to the U.S. statutory federal rate and further information on the effects of the Tax Act is presented in Note 13 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Net income attributable to noncontrolling interests	$(21)	$(7)	14	200%	$(29)	$(22)	(76)%

2020 vs. 2019

The increase in net income attributable to noncontrolling interests in 2020 was related to a favorable change in estimated variable consideration resulting from resolution of a contingency on a completed LNG project as well as the liquidation of legal entities as part of a broad, ongoing legal entity rationalization project offset by impairment loss related to the Middle East joint venture project in our ES business segment.

2019 vs. 2018

The decrease in net income attributable to noncontrolling interests in 2019 was primarily due to the non-recurrence of the recognition of variable consideration associated with the successful completion and performance testing of a major ES project in Australia in 2018, executed by a consolidated joint venture.

Results of Operations by Business Segment

We analyze the financial results for each of our three core business segments, as well as our non-core segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
			2020 vs. 2019			2019 vs. 2018
Dollars in millions	2020	2019	$	%	2018	$	%
Revenues
Government Solutions	$3,934	$3,925	$9	—%	$3,457	$468	14%
Technology Solutions	303	374	(71)	(19)%	297	77	26%
Energy Solutions	1,526	1,339	187	14%	1,157	182	16%
Subtotal	$5,763	$5,638	$125	2%	$4,911	$727	15%
Non-strategic Business	4	1	3	n/m	2	(1)	(50)%
Total revenues	$5,767	$5,639	$128	2%	$4,913	$726	15%

Gross profit (loss)
Government Solutions	$483	$430	$53	12%	$350	$80	23%
Technology Solutions	105	118	(13)	(11)%	106	12	11%
Energy Solutions	86	100	(14)	(14)%	134	(34)	(25)%
Subtotal	$674	$648	$26	4%	$590	$58	10%
Non-strategic Business	(8)	5	(13)	n/m	(6)	11	n/m
Total gross profit	$666	$653	$13	2%	$584	$69	12%

Equity in earnings of unconsolidated affiliates
Government Solutions	$25	$29	$(4)	(14)%	$32	$(3)	(9)%
Energy Solutions	5	19	(14)	(74)%	50	(31)	(62)%
Subtotal	$30	$48	$(18)	(38)%	$82	$(34)	(41)%
Non-strategic Business	—	(13)	13	n/m	(3)	(10)	n/m
Total equity in earnings of unconsolidated affiliates	$30	$35	$(5)	(14)%	$79	$(44)	(56)%

Selling, general and administrative expenses	$(335)	$(341)	$(6)	(2)%	$(294)	$47	16%

Acquisition and integration related costs	$(9)	$(2)	$7	n/m	$(7)	$(5)	n/m

Goodwill impairment	$(99)	$—	$99	n/m	$—	$—	n/m

Restructuring charges and asset impairment	$(214)	$—	$214	n/m	$—	$—	n/m

Gain on disposition of assets	$18	$17	$1	6%	$(2)	$19	n/m

Gain on consolidation of Aspire entities	$—	$—	$—	n/m	$108	$(108)	n/m

Total operating income	$57	$362	$(305)	(84)%	$468	$(106)	(23)%

n/m - not meaningful

Government Solutions

2020 vs. 2019

GS revenues remained relatively consistent at $3.9 billion, with a slight increase of $9 million for 2020 compared to 2019. The increase was primarily driven by growth in Space & Mission Solutions of approximately $104 million, growth in Defense & Intel of approximately $50 million, growth in sustaining programs within Logistics of approximately $50 million, growth in our Australian government business of approximately $60 million and the increased revenues of approximately $125 million from the acquisition of Centauri. These increases were partially offset by revenue of approximately $150 million associated with disaster recovery services provided to the U.S. Air Force on the AFCAP IV project in 2019 that did not recur in 2020, reduced volume in our Middle East overseas contingency operations of approximately $150 million and reduced activity in our international government business of approximately $85 million primarily related to the substantial completion and wind-down of our Aspire Capital Works program.

GS gross profit increased by $53 million, or 12%, to $483 million in 2020 compared to $430 million in 2019. This increase is principally driven by higher mix of higher margin projects as well as favorable changes in estimates on the Aspire Defence project as that project nears completion.

GS equity earnings of unconsolidated affiliates decreased by $4 million to $25 million in 2020 compared to $29 million in 2019, primarily attributable to changes in project estimates in a domestic joint venture.

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

Technology Solutions

2020 vs. 2019

TS revenues decreased by $71 million, or 19% to $303 million in 2020 compared to $374 million in 2019, primarily due to lower proprietary equipment sales and licensing revenue driven by market disruption and delays caused by COVID-19.

TS gross profit decreased by $13 million, or 11%, to $105 million in 2020, compared to $118 million in 2019, primarily due to lower revenue volume partially offset by favorable project close-outs and lower overall overhead spend.

2019 vs. 2018

TS revenues increased by $77 million, or 26%, to $374 million in 2019 compared to $297 million in 2018, primarily due to higher proprietary equipment sales.

TS gross profit increased by $12 million, or 11%, to $118 million in 2019 compared to $106 million in 2018, primarily driven by increased revenue volume that included a higher mix of proprietary equipment sales.

Energy Solutions

2020 vs. 2019

ES revenues increased by $187 million, or 14%, to $1.5 billion in 2020, compared to $1.3 billion in 2019. The increase was largely attributable to increased volume on existing projects in the U.S. and Mexico, partially offset by the completion or near completion of projects, volume pressures attributable to the COVID-19 market downturn and ensuing KBR portfolio shaping decisions to exit certain elements of the ES business.

ES gross profit decreased by $14 million, or 14%, to $86 million in 2020, compared to $100 million in 2019. This decrease was due to a higher mix of lower margin projects in 2020, lower demand due to the downturn in the energy market caused by COVID-19, and the non-recurrence of favorable close-outs in 2019.

ES equity in earnings of unconsolidated affiliates decreased by $14 million to $5 million in 2020, compared to $19 million in 2019. This decrease was primarily due to benefits associated with the favorable completion of a North Sea project in 2019 that did not recur in 2020 and lower earnings from a U.S. joint venture primarily attributable to COVID-19 market dynamics.

2019 vs. 2018

ES revenues increased by $182 million, or 16%, to $1.3 billion in 2019, compared to $1.2 billion in 2018. Revenues increased by approximately $173 million in our Services and Consulting business primarily due to the ramp up of recently awarded projects and expansion of services internationally, primarily in the Middle East. Revenue increases from new cost-reimbursable projects along the U.S. Gulf Coast in our EPC business were substantially offset by declines resulting from the completion of various EPC projects in the U.S. as well as the Ichthys LNG project in Australia.

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

ES equity in earnings in unconsolidated affiliates decreased by $31 million, or 62%, to $19 million in 2019, compared to $50 million in 2018. This decrease was primarily due to the substantial completion of a North Sea oil project, lower earnings due to an unfavorable arbitration ruling in early 2019 associated with a subcontractor on the Ichthys LNG project, and non-recurrence of a release of a tax liability on an Egyptian joint venture in 2018. See Note 6 to our consolidated financial statements for more information on the Ichthys LNG project.

Non-strategic Business

2020 vs. 2019

All Non-strategic Business projects are substantially complete. We continue to finalize project close-out activities and negotiate the settlement of claims and various other matters associated with these projects.

Non-strategic Business generated revenues of $4 million in 2020 compared to $1 million in 2019, primarily associated with close-out activities on completed projects.

Non-strategic Business incurred a gross loss of $8 million in 2020 primarily due to close-out activities, compared to $5 million gross profit for 2019.

Non-strategic Business earned no equity in earnings of unconsolidated affiliates for 2020 compared to a loss of $13 million for 2019 due to the recognition of an accrued loss associated with an equity investment in 2019.

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

Acquisitions, Dispositions and Other Transactions

Information relating to various acquisitions, dispositions and other transactions is described in Notes 4, 7, 9 and 10 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Since these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.4 billion and $2.6 billion at December 31, 2020 and 2019, respectively. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $52 million and $78 million at both December 31, 2020 and 2019.

The following table summarizes our backlog by business segment for the years ended December 31, 2020 and December 31, 2019, respectively:

Dollars in millions	December 31, 2020	December 31, 2019
Government Solutions	$12,526	$10,960
Technology Solutions	704	579
Energy Solutions	1,885	3,097
Subtotal	15,115	14,636
Non-strategic Business	—	—
Total backlog	$15,115	$14,636

Backlog for the ES business segment decreased approximately $1.2 billion during the year ended December 31, 2020 primarily due to management's decision to discontinue pursuing certain projects. For further discussion, see Notes 1 and 7 to our consolidated financial statements.
We estimate that as of December 31, 2020, 28% of our backlog will be executed within one year. Of this amount, 87% will be recognized as revenue on our consolidated statement of operations and 13% will be recorded by our unconsolidated joint ventures. As of December 31, 2020, $107 million of our backlog relates to active contracts that are in a loss position.

As of December 31, 2020, 13% of our backlog was attributable to fixed-price contracts, 47% was attributable to PFIs and 40% was attributable to cost-reimbursable contracts. For contracts that contain both fixed-price and cost-reimbursable components, we classify the individual components as either fixed-price or cost-reimbursable according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 31, 2020, $9.3 billion of our GS backlog was currently funded by our customers.

As of December 31, 2020, we had approximately $3.9 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $15.1 billion and the remaining performance obligation as defined by ASC 606 of $12.0 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our consolidated financial statements for discussion of the remaining performance obligations.
Liquidity and Capital Resources

Liquidity is provided by available cash and equivalents, cash generated from operations, our Senior Credit Facility and access to financial markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects.  We often receive cash in the early phases of our larger fixed-price projects, technology projects, and those of our consolidated joint ventures in advance of incurring related costs.  On reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
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
As discussed in Note 12 "Debt and Other Credit Facilities" of our consolidated financial statements, we amended our Senior Credit Facility on February 7, 2020, reducing the applicable margins and commitment fees associated with the various borrowings under the facility. Additionally, the amendment extended maturity dates with respect to the Revolver, PLOC and Term Loan A to February 2025 and Term Loan B to February 2027. On July 2, 2020, we amended our Senior Credit Facility to convert the $500 million capacity formerly available under our PLOC to our Revolver, thereby increasing our Revolver capacity from $500 million to $1 billion. The aggregate capacity of our Senior Credit Facility remained $1.795 billion and all other terms and conditions remain unchanged. On September 14, 2020, we further amended our Senior Credit Facility to modify the definition and calculation of Consolidated EBITDA (as defined therein) to provide for more flexibility in permitting pro forma cost reductions resulting from certain corporate transactions. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of December 31, 2020, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $436 million at December 31, 2020 and $712 million at December 31, 2019 and consisted of the following:

	December 31,
Dollars in millions	2020	2019
Domestic U.S. cash	$54	$207
International cash	231	245
Joint venture and Aspire Defence project cash	151	260
Total	$436	$712

Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future U.S. and non-U.S. cash needs as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions around the world, including whether foreign earnings are permanently reinvested. For December 31, 2019, we changed our permanent reinvestment assertion on our undistributed earnings on a wholly owned subsidiary in Saudi Arabia. We determined that $70 million of undistributed earnings was available for future repatriation of cash for deployment in the U.S. and recorded the income tax expense expected with the future repatriation. During 2020, we repatriated the $70 million. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $21 million.

Joint venture cash and Aspire Defence project cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. These amounts are limited to those entities' activities and are not readily available for general corporate purposes; however, portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture purposes or for paying dividends.
As of December 31, 2020, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years ended December 31,
Dollars in millions	2020	2019	2018
Cash flows provided by operating activities	$367	$256	$165
Cash flows used in investing activities	(877)	(158)	(491)
Cash flows provided by (used in) financing activities	225	(133)	654
Effect of exchange rate changes on cash	9	8	(28)
(Decrease) increase in cash and equivalents	$(276)	$(27)	$300

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

Cash provided by operations totaled $367 million in 2020 as compared to net loss in 2020 of $51 million. The difference is principally the result of non-cash restructuring charges, asset impairments, depreciation and amortization, growth in our business and transition associated with our recent acquisitions, in addition to net changes in working capital balances for projects impacting operating cash flows as discussed below:
•Accounts receivable favorable cash flow impact of $127 million primarily from factoring of receivables and increased collections on certain projects within our ES business segment and TS business segment.
•Contract assets favorable cash flow impact of $39 million was largely attributable to increased billings on U.S. government projects in our GS business segment and various projects in our ES business segment.
•Accounts payable unfavorable cash flow impact of $40 million was largely attributable to timing of payments on certain U.S. government contracts and several projects in our TS business segment.
•Contract liabilities unfavorable cash flow impact of $134 million was primarily due to progress against project advances on the Aspire Defence project and U.S. government projects in our GS business segment.
•Accrued salaries, wages and benefits favorable cash flow impact of $38 million was primarily due to the deferral of payroll tax amounts under the CARES Act.
•We received distributions of earnings from our unconsolidated affiliates of $38 million and contributed $46 million to our pension funds in 2020.

Cash provided by operations totaled $256 million in 2019 as compared to net income in 2020 of $209 million. The difference primarily results from net changes in working capital balances for projects as discussed below:

•The $16 million unfavorable cash flow impact related to accounts receivable was primarily related to increased billing volume due to the ramp up of recently awarded cost-reimbursable projects in the Middle East and several new EPC projects in the U.S. within our ES business segment offset by strong collections on several projects in our GS business segment.

•The $31 million unfavorable cash flow impact related to contract assets was largely attributable to higher activity on EPC projects in our ES business segment as well as increased volume in our TS business segment.

•The $23 million favorable cash flow impact related to increased accounts payable on several projects in the U.S. and Middle East in our ES business segment as well as various projects in our TS business segment, offset by decreased volume as a U.S. project winds down in our GS business segment.

•The $19 million favorable cash flow impact related to contract liabilities was primarily due to advances related to growth and ramp up of new EPC and services primarily in the U.S. in our ES business segment, offset by progress on several projects in our TS business segment.

•We received distributions of earnings from our unconsolidated affiliates of $69 million and contributed $45 million to our pension funds in 2019. In addition, we collected $57 million from the U.S. Army in the private security matter contractor settlement, of which $44 million which was previously recorded in "Claims receivable" on our consolidated balance sheets.

Investing activities. Cash used in investing activities totaled $877 million in 2020 and was primarily attributable to the acquisition of Centauri, net of cash acquired of $823 million, the acquisition of SMA, and funding our proportionate share of JKC's ongoing legal and commercial costs. See Note 4 for further discussion on the acquisitions and Note 6 for further discussion of the legal and commercial costs.

Cash used in investing activities totaled $158 million in 2019 and was primarily due to investment in JKC. See Note 6 to our consolidated financial statements for discussion of the Ichthys Project and our investment contributions to JKC.

Financing activities. Cash provided by financing activities totaled $225 million in 2020 and was primarily due to approximately $245 million of net proceeds from the offering of our 4.750% Senior Notes due 2028 and borrowings of $260 million on our Senior Credit Facility, offset by $410 million in net payments on borrowings which includes voluntary principal payments related to the refinancing of our Senior Credit Facility, $11 million repayment on our non-recourse debt associated with our Fasttrax joint venture, $11 million repayment on our finance lease obligations, $54 million of dividend payments to common shareholders, and $47 million for the repurchase of common stock under our share repurchase program. See Note 12 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility and Note 19 "Share Repurchases" for further discussion on our share repurchase program.

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

Future uses of cash. We believe that future uses of cash include working capital requirements, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings, share repurchases and strategic investments including acquisitions. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under leases and various other obligations, including potential litigation payments, as they arise.

Other factors potentially affecting liquidity

Ichthys LNG Project. In reference to Note 6 "Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our consolidated financial statements, JKC has included in its project estimates-at-completion significant revenues associated with unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts, including calling the performance and warranty letters of credit. In January 2021, the client demanded that JKC repay the Funding Deed amount and notified JKC of its intention to commence legal actions against JKC including claims on the parent company guarantees. JKC is opposing the client’s payment demand and believes that the client has not complied with the contract requirements to make these sums repayable. JKC believes the subcontractor settlement sums were properly incurred and represent reimbursable cost.

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

We have made investment contributions to JKC of approximately $484 million through December 31, 2020 to fund our proportionate share of the project execution activities on an inception-to-date basis. We continue to fund our proportionate share of ongoing legal and commercial costs. JKC's obligations to the client are guaranteed on a joint and several basis by the joint venture partners. Negotiations and legal proceedings with the client and the subcontractors are ongoing, the goal of which is to minimize these expected outflows. If we experience unfavorable outcomes associated with the various legal and commercial disputes, our total investment contributions could increase which could have a material adverse effect on our financial position and cash flows.

As of December 31, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client.
U.K. pension obligation. We have recognized on our consolidated balance sheet a funding deficit of $381 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of December 31, 2020) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the year ended December 31, 2020 were $46 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The current agreement calls for minimum annual contributions of £33 million ($45 million at current exchange rates) until the next minimum funding requirements are finalized. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Senior Notes

Information relating to our Senior Notes is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Convertible Senior Notes

Information relating to our Convertible Senior Notes is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Nonrecourse Project Finance Debt

Information relating to our nonrecourse project debt is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of December 31, 2020, we had no material guarantees of the work or obligations of third parties recorded.
We have committed and uncommitted lines of credit available to be used for letters of credit. As of December 31, 2020, our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion of which $316 million had been utilized. Information relating to our letters of credit is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

On October 1, 2020, the Company borrowed $260 million on the Senior Credit Facility to fund the acquisition of Centauri, as further discussed in Note 4 “Acquisitions” and Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Contractual obligations and commitments

Significant contractual obligations and commercial commitments as of December 31, 2020 are as follows:

	Payments Due
Dollars in millions	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$12	$18	$370	$20	$501	$740	$1,661
Interest (a)	66	61	52	46	33	53	311
Nonrecourse project finance debt	5	1	1	—	—	—	7
Operating leases	56	48	42	32	27	86	291
Finance leases	12	8	3	2	—	—	25
Pension funding obligation (b)	48	45	45	45	45	148	376
Purchase obligations (c)	35	24	6	1	1	—	67
Total (d)	$234	$205	$519	$146	$607	$1,027	$2,738

(a)Determined based on long-term debt borrowings outstanding at the end of 2020 using the interest rates in effect for the individual borrowings as of December 31, 2020, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.
(b)Included in our pension funding obligations are payments related to our agreement with the trustees of our U.K. pension plan. The agreement for this plan calls for minimum annual contributions of £33 million ($45 million at current exchange rates) from 2021 through the next valuation.
(c)In the ordinary course of business, we enter into commitments to purchase software and related maintenance, materials, supplies and similar items. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support direct project costs on existing contracting arrangements with our customers. We expect to recover such obligations from our customers.
(d)We have excluded uncertain tax positions totaling $96 million as of December 31, 2020. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 13 to our consolidated financial statements for further discussion on income taxes. Additionally, we have excluded our proportionate share of obligations totaling $157 million as of December 31, 2020 related to the Funding Deeds on the Ichthys LNG Project. See Note 6 to our consolidated financial statements for further discussion.

Transactions with Joint Ventures

In the normal course of business, we form incorporated and unincorporated joint ventures to execute projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work only to the extent the joint venture's scope of work to the end customer is complete. We recognize profit over time on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting. See Note 10 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 23 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 15 and 16 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

Contract Revenue. We adopted ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018, for our consolidated entities and for each of the unconsolidated Aspire Defence contracting entities and on January 1, 2019 for our remaining unconsolidated affiliates including the subsequent ASUs that amended and clarified the related guidance. Our policy on revenue recognition is provided in Note 1 to our consolidated financial statements for the year ended December 31, 2020. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, we recognized revenue when services are performed and contractually billable.

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

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties that may increase or decrease the transaction price. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount we expect to be entitled and is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred. We recognize claims against suppliers and subcontractors as a reduction in recognized costs when enforceability is established by the contract and the amounts are reasonably estimable and probable of recovery. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or actual costs incurred. As of December 31, 2020 and 2019, we had recorded $1.0 billion and $978 million, respectively, of claim revenue and subcontractor recoveries for costs incurred to date and such costs are included in our estimates at completion. See Note 6 to our consolidated financial statements for our discussion on unapproved change orders and claims.

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

For the 2020 annual goodwill impairment test under the market approach, we estimated fair value by applying earnings and revenue market multiples ranging from 4.31 to 11.59 times earnings and 0.31 to 2.09 times revenue.  Under the income approach, we estimated fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital reflecting current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, tax rates and future expected changes in operating margins and cash expenditures that are consistent with changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach in 2020 ranged from 9.0% to 10.2%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

In addition to the earnings and revenue multiples and the discount rates disclosed above, certain other judgments and estimates are used in our goodwill impairment test. If market conditions change compared to those used in our market approach, or if actual future results of operations fall below the projections used in the income approach, our goodwill could become impaired in the future.

The fair value for a reporting unit in our ES business segment with goodwill of $119 million, exceeded its carrying value by 29% based on projected growth rates and other market inputs that are more sensitive to the risk of future variances due to adverse market conditions and reporting unit project execution. The fair value of this reporting unit and the related underlying assumptions are sensitive to the risk of future variances due to competitive market conditions and reporting unit project execution. It is possible that changes in market conditions, revenue growth rates and profitability, and other assumptions used in estimating the fair value of this reporting unit could change, resulting in possible impairment of goodwill in the future. We determined that the fair value of our remaining reporting units substantially exceeded their respective carrying values.

Deferred Taxes, Valuation Allowances, and Tax Contingencies. As discussed in Note 13 to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more-likely-than-not to be realized.  We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of the timing and character of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $762 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $605 million.  Changes in our forecasted taxable income, in the appropriate character and source as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

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

Legal, Investigation and Other Contingent Matters. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed our recorded liability by a material amount or if the loss is not reasonably estimable but is expected to be material to our financial statements. Generally, our estimates related to these matters are developed in consultation with internal and external legal counsel. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying assumptions and a range of possible outcomes. When possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified. All legal expenses associated with these matters are expensed as incurred. See Notes 15 and 16 to our consolidated financial statements for further discussion of our significant legal, investigation and other contingent matters.

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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 2.00% at December 31, 2020 from 2.89% at December 31, 2019. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 97% of all plans, decreased to 1.40% at December 31, 2020 from 2.05% at December 31, 2019. Our expected long-term rates of return on plan assets utilized at the measurement date decreased to 5.72% from 6.09% for our U.S. pension plans and decreased to 3.70% from 5.09% for our U.K. pension plans, for the years ended December 31, 2020 and 2019, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2021		Pension Benefit Obligation at December 31, 2020
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$(1)	$2	$108
25-basis-point increase in discount rate	$—	$—	$(2)	$(102)
25-basis-point decrease in expected long-term rate of return	$—	$4	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(4)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 25 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized net actuarial loss in accumulated other comprehensive loss at December 31, 2020 was $1.0 billion, of which $33 million is expected to be recognized as a component of our expected 2021 pension expense compared to $25 million in 2020.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, changes in the legislative or regulatory environment, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations, or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension expense and expected return on plan assets are discussed in Note 11 in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial Market Risks. Cash and equivalents are deposited with major banks globally. We invest excess cash and equivalents in short-term securities, primarily time deposits and money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and equivalents.

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We attempt to limit exposure to foreign currency fluctuations through contractual provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use derivative instruments such as foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net gain of $4 million for the years ended December 31, 2020 and 2019, and a net loss of $9 million for the year ended December 31, 2018 in "Other non-operating income (loss)" on our consolidated statements of operations. The net gain of $4 million during the year ended December 31, 2020 consisted primarily of favorable foreign currency movements on certain intercompany balance positions denominated in British Pounds resulting in foreign currency gains of approximately $7 million, net of $3 million related to changes in the fair value of balance sheet hedges.

We use derivative instruments to hedge foreign currency risk related to monetary assets and liabilities denominated in non-functional currencies on our consolidated balance sheets. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information see Note 22 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under our Senior Credit Facility. We had $260 million borrowings outstanding under the Revolver to partially fund the acquisition of Centauri and $801 million outstanding under the term loan portions of our Senior Credit Facility as of December 31, 2020.   Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 12 to our consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount.  In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR and pay an average monthly fixed rate of 3.055% for the term of the swaps which expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive a one-month LIBOR and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as a cash flow hedge at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a liability of approximately $33 million as of December 31, 2020.

At December 31, 2020, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $561 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the year ended December 31, 2020 was 4.00%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors KBR, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable consideration and estimated costs at completion
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company recognizes a portion of its revenues over time using a cost based input measure of progress. The Company estimates variable consideration of these contracts and includes such amounts in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company measures progress toward completion using the cost-to-cost method, which measures progress as the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimated costs at completion (EAC). In estimating the transaction price, judgments are required to determine the amounts expected to be recovered from claims against customers. In estimating the measure of progress, judgments are required to determine the estimated amount of costs to complete contracts in progress, including costs for labor and subcontractor commitments, as well as probable recoveries from claims against suppliers and subcontractors.
We identified the evaluation of variable consideration and EACs for revenues recognized using a cost-based input measure of progress as a critical audit matter. Evaluating the estimated amounts expected to be recovered from claims against customers required auditor judgment because the amounts are in dispute and the ultimate resolution of claims is uncertain. Evaluating the EAC for contracts in progress involves auditor judgment given the variability and uncertainty associated with (1) estimating costs, including labor and subcontractor commitments, to be incurred over a long-term contract period and (2) amounts expected to be recovered from the resolution of disputes related to claims against suppliers and subcontractors.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating variable consideration and estimated costs at completion. This included controls over revenues recognized using a cost-based input measure of progress that related to (1) costs to complete for contracts in progress, including costs for labor and subcontractor commitments, as well as probable recoveries from claims against suppliers and subcontractors and (2) amounts expected to be recovered from claims against certain customers. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We assessed the Company’s determination of entitlement to and probability of recovery of certain claims against customers, suppliers, and subcontractors by inspecting correspondence obtained from the Company’s external legal counsel. We involved professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated probable recovery for certain claims against customers, suppliers, and subcontractors by comparing the Company’s estimate against our independently developed range of probable recoveries. We evaluated the EAC for certain contracts by (1) obtaining and inspecting contractual documents with customers and subcontractors, (2) interviewing project personnel to gain an understanding of the status of project activities, and (3) obtaining and analyzing underlying documentation for a selection of costs in the EAC, including labor costs and subcontractor commitments.

Valuation of goodwill within a reporting unit in the Energy Solutions business segment
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company’s goodwill balance at December 31, 2020 was $1,761 million, which included goodwill related to certain reporting units within the Energy Solutions business segment. The Company performs goodwill impairment testing on an annual basis and whenever indicators of potential impairment exist. The estimated fair values of reporting units are determined based on internal forecasts of revenues and gross profit margins for each reporting unit over a specified period. During 2020, the Company performed goodwill impairment tests as a result of a reorganization, significant adverse economic and market conditions, and a decision to discontinue pursuing certain projects within the Energy Solutions business segment. As a result, impairment losses were recognized in the Energy Solutions business segment in the first and second quarter in the amount of $62 million and $37 million, respectively.

We identified the valuation of goodwill within a reporting unit in the Energy Solutions business segment as a critical audit matter. A high degree of auditor judgment was required to evaluate forecasted revenue and gross profit margins as the reporting unit fair values are sensitive to changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment testing process. This included controls related to the development of forecasted revenue and gross profit margins. In addition, we compared the forecasted revenue growth and gross profit margins to historic results, considering forecasted business initiatives. We performed sensitivity analyses over forecasted revenue and gross profit margins to assess their impact on the Company’s determination of the fair value of the reporting units. To assess the Company’s ability to estimate reporting unit revenues and gross profit margins, we compared the Company’s historical forecasts to actual results. We tested the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company.

Fair value of acquired customer relationships
As discussed in Note 4 to the consolidated financial statements, on October 1, 2020 the Company acquired Centauri Platform Holdings, LLC (Centauri) and accounted for the transaction as a business combination. As a result of the transaction, the Company recorded $198 million for customer relationships intangible assets. The estimated fair value of this identifiable intangible asset was determined using a discounted cash flow model.

We identified the evaluation of the fair value of acquired customer relationships as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted future cash flows used to determine the fair value of the customer relationships. Specifically, there was a high degree of auditor judgment required to evaluate the forecasted revenue attributable to customer relationships and the weighted-average cost of capital (WACC).

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition date valuation process. This included controls related to the determination of the fair value of the customer relationships, the forecasted revenue attributable to customer relationships, and the WACC. We evaluated the forecasted revenue attributable to customer relationships by comparing it to the acquired entity’s actual historical results. To assess the Company’s ability to estimate the acquired entity’s revenues, we compared the Company’s historical revenue forecasts to actual results for previous acquisitions. We performed sensitivity analyses over forecasted revenue attributable to customer relationships to assess its impact on the Company’s determination of the fair value of the customer relationships. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

–evaluating the WACC by developing an independent range of WACCs using publicly available market data and comparing the result to the Company’s WACC
–reconciling the WACC to the weighted average return on assets and the internal rate of return.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Houston, Texas
February 25, 2021

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2020	2019	2018

Revenues	$5,767	$5,639	$4,913
Cost of revenues	(5,101)	(4,986)	(4,329)
Gross profit	666	653	584
Equity in earnings of unconsolidated affiliates	30	35	79
Selling, general and administrative expenses	(335)	(341)	(294)
Acquisition and integration related costs	(9)	(2)	(7)
Goodwill impairment	(99)	—	—
Restructuring charges and asset impairments	(214)	—	—
Gain (loss) on disposition of assets and investments	18	17	(2)
Gain on consolidation of Aspire subcontracting entities	—	—	108
Operating income	57	362	468
Interest expense	(83)	(99)	(66)
Other non-operating income (loss)	1	5	(6)
(Loss) income before income taxes and noncontrolling interests	(25)	268	396
Provision for income taxes	(26)	(59)	(86)
Net (loss) income	(51)	209	310
Net income attributable to noncontrolling interests	(21)	(7)	(29)
Net (loss) income attributable to KBR	$(72)	$202	$281
Net (loss) income attributable to KBR per share:
Basic	$(0.51)	$1.42	$1.99
Diluted	$(0.51)	$1.41	$1.99
Basic weighted average common shares outstanding	142	141	140
Diluted weighted average common shares outstanding	142	142	141
Cash dividends declared per share	$0.40	$0.32	$0.32
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2020	2019	2018

Net (loss) income	$(51)	$209	$310
Other comprehensive income (loss):
Foreign currency translation adjustments	23	(12)	(43)
Pension and post-retirement benefits	(136)	(73)	82
Changes in fair value of derivatives	(13)	(6)	(14)
Other comprehensive (loss) income	(126)	(91)	25
Income tax (expense) benefit:
Foreign currency translation adjustments	1	1	(2)
Pension and post-retirement benefits	26	11	(14)
Changes in fair value of derivatives	3	2	3
Income tax (expense) benefit	30	14	(13)
Other comprehensive (loss) income, net of tax	(96)	(77)	12
Comprehensive (loss) income	(147)	132	322
Less: Comprehensive income attributable to noncontrolling interests	(21)	(7)	(29)
Comprehensive (loss) income attributable to KBR	$(168)	$125	$293
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2020	2019

Assets
Current assets:
Cash and equivalents	$436	$712
Accounts receivable, net of allowance for credit losses of $13 and $14	899	938
Contract assets	178	215
Other current assets	121	146
Total current assets	1,634	2,011
Claims and accounts receivable	30	59
Property, plant, and equipment, net of accumulated depreciation of $419 and $386 (including net PPE of $24 and $29 owned by a variable interest entity)	130	130
Operating lease right-of-use assets	154	175
Goodwill	1,761	1,265
Intangible assets, net of accumulated amortization of $228 and $184	683	495
Equity in and advances to unconsolidated affiliates	881	846
Deferred income taxes	297	236
Other assets	135	143
Total assets	$5,705	$5,360
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$574	$572
Contract liabilities	356	484
Accrued salaries, wages and benefits	283	209
Nonrecourse project debt	5	11
Operating lease liabilities	44	39
Other current liabilities	193	186
Total current liabilities	1,455	1,501
Pension obligations	381	277
Employee compensation and benefits	110	115
Income tax payable	96	92
Deferred income taxes	26	16
Nonrecourse project debt	2	7
Long term debt	1,584	1,183
Operating lease liabilities	186	192
Other liabilities	256	124
Total liabilities	4,096	3,507
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 179,087,655 and 178,330,201 shares issued, and 140,766,052 and 141,819,148 shares outstanding, respectively	—	—
PIC	2,222	2,206
Retained earnings	1,305	1,437
Treasury stock, 38,321,603 shares and 36,511,053 shares, at cost, respectively	(864)	(817)
AOCL	(1,083)	(987)
Total KBR shareholders’ equity	1,580	1,839
Noncontrolling interests	29	14
Total shareholders’ equity	1,609	1,853
Total liabilities and shareholders’ equity	$5,705	$5,360
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2017	$1,197	$2,091	$854	$(818)	$(922)	$(8)
Cumulative adjustment for the adoption of ASC 606, net of tax (Note 1)	144	—	144	—	—	—
Adjusted balance at January 1, 2018	1,341	2,091	998	(818)	(922)	(8)
Acquisition of noncontrolling interest	69	69	—	—	—	—
Share-based compensation	10	10	—	—	—	—
Tax benefit decrease related to share-based plans	1	1	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.32/share)	(44)	—	(44)	—	—	—
Repurchases of common stock	(3)	—	—	(3)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Issuance of convertible debt and call spread overlay	18	18	—	—	—	—
Distributions to noncontrolling interests	(3)	—	—	—	—	(3)
Other noncontrolling interests activity	2	—	—	—	—	2
Net income	310	—	281	—	—	29
Other comprehensive income, net of tax	12	—	—	—	12	—
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842, net of tax (Note 1)	21	—	21	—	—	—
Cumulative adjustment for the adoption of ASC 606 for our unconsolidated affiliates, net of tax (Note 1)	25	—	25	—	—	—
Adjusted balance at January 1, 2019	1,764	2,190	1,281	(817)	(910)	20
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.32/share)	(46)	—	(46)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Investments by noncontrolling interests	1	—	—	—	—	1
Distributions to noncontrolling interests	(14)	—	—	—	—	(14)
Net income	209	—	202	—	—	7
Other comprehensive income, net of tax	(77)	—	—	—	(77)	—
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI

Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326, net of tax (Note 1)	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.40/share)	(57)	—	(57)	—	—	—
Repurchases of common stock	(51)	—	—	(51)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(2)	—	—	—	—	(2)
Net income	(51)	—	(72)	—	—	21
Other comprehensive income (loss), net of tax	(96)	—	—	—	(96)	—
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net (loss) income	$(51)	$209	$310
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	115	104	63
Equity in earnings of unconsolidated affiliates	(30)	(35)	(79)
Deferred income tax (benefit) expense	(40)	(14)	26
(Gain) loss on disposition of assets	(18)	(17)	2
Goodwill impairment	99	—	—
Asset impairments	98	—	—
Gain on consolidation of Aspire subcontracting entities	—	—	(108)
Other	43	34	24
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for credit losses	127	(16)	(203)
Contract assets	39	(31)	25
Claims receivable	29	39	3
Accounts payable	(40)	23	112
Contract liabilities	(134)	19	(60)
Accrued salaries, wages and benefits	38	(9)	11
Payments on operating lease liabilities	(61)	(56)	—
Payments from unconsolidated affiliates, net	15	10	12
Distributions of earnings from unconsolidated affiliates	38	69	75
Pension funding	(46)	(45)	(41)
Restructuring reserve	89	—	—
Other assets and liabilities	57	(28)	(7)
Total cash flows provided by operating activities	367	256	165
Cash flows from investing activities:
Purchases of property, plant and equipment	(20)	(20)	(17)
Proceeds from sale of assets or investments	1	9	25
Investments in equity method joint ventures	(26)	(146)	(344)
Acquisitions of businesses, net of cash acquired	(832)	—	(354)
Adjustments to cash due to consolidation of Aspire entities	—	—	197
Other	—	(1)	2
Total cash flows used in investing activities	$(877)	$(158)	$(491)

	Years ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Borrowings on long term debt	359	—	1,075
Borrowings on revolving credit agreement	260	—	250
Payments on short-term and long-term borrowings	(281)	(70)	(100)
Payments on revolving credit agreement	—	—	(720)
Debt issuance costs	(5)	—	(57)
Proceeds from sale of warrants	—	—	22
Purchase of note hedges	—	—	(62)
Issuance of convertible notes	—	—	350
Payments of dividends to shareholders	(54)	(46)	(44)
Net proceeds from issuance of common stock	4	5	2
Payments to reacquire common stock	(51)	(4)	(3)
Excess tax benefits from share-based compensation	—	—	1
Acquisition of remaining ownership interest in joint ventures	—	—	(56)
Investments from noncontrolling interests	—	1	—
Distributions to noncontrolling interests	(4)	(14)	(3)
Other	(3)	(5)	(1)
Total cash flows provided by (used in) financing activities	225	(133)	654
Effect of exchange rate changes on cash	9	8	(28)
(Decrease) increase in cash and equivalents	(276)	(27)	300
Cash and equivalents at beginning of period	712	739	439
Cash and equivalents at end of period	$436	$712	$739
Supplemental disclosure of cash flows information:
Cash paid for interest	$53	$80	$52
Cash paid for income taxes (net of refunds)	$49	$54	$21
Noncash investing activities
Acquisition of technology licensing rights	$—	$—	$16
Noncash financing activities
Dividends declared	$14	$11	$11
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 10 to our consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Business Reorganization and Restructuring Activities

The impact of the decline in oil and gas prices, the COVID-19 pandemic and related economic and business and market disruptions over fiscal year 2020 continues to evolve and its future effects remain uncertain. The impact of these recent developments on our business will depend on many factors, many of which are beyond management's control and knowledge. During fiscal year 2020, our management initiated and approved restructuring plans in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. The restructuring plan included the reorganization of KBR's management structure primarily within our Energy Solutions business segment during the first and second quarters of 2020 and entailed approving strategic business restructuring activities and deciding to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan is designed to refine our market focus, optimize costs, and improve operational efficiencies. As a result of these restructuring activities and adverse market conditions, we have performed interim impairment tests of our goodwill, intangible assets, significant investments and various other assets. See Note 7 "Restructuring Charges and Asset Impairments" and Note 9 "Goodwill and Goodwill Impairment" for further discussion of restructuring and impairment charges recognized during the year ended December 31, 2020.

These reorganization activities did not have an impact on our identified reportable segments. See Note 2 to our consolidated financial statements for further discussion of our segments.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•project revenues, costs and profits on our contracts, including recognition of estimated losses on uncompleted contracts
•award fees, costs and profits on government services contracts
•provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others
•provisions for income taxes and related valuation allowances and tax uncertainties
•recoverability of goodwill
•recoverability of other intangibles and long-lived assets and related estimated lives
•recoverability of equity method investments
•valuation of pension obligations and pension assets
•accruals for estimated liabilities, including litigation accruals
•consolidation of VIEs
•valuation of share-based compensation
•valuation of assets and liabilities acquired in business combinations
Cash and Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers on January, 1, 2018 for our consolidated entities and for each of the remaining unconsolidated Aspire Defence contracting entities effective January 1, 2018. Effective January 1, 2019, we adopted ASC Topic 606 for our remaining unconsolidated affiliates. Our financial results for reporting periods beginning January 1, 2018 for our consolidated entities and for each of the remaining unconsolidated Aspire Defence contracting entities and January 1, 2019 for our remaining unconsolidated affiliates are presented under the new accounting standard, while financial results for prior periods will continue to be reported in accordance with our historical accounting policy.

Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of control of the goods or services to the customer.

Contract Combination

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires judgment and the decision to combine a group of contracts or separate a combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts primarily because we provide a significant service of integrating a complex set of tasks and components into a single project or capability. Contracts that cover multiple phases of the product lifecycle (development, construction and maintenance & support) are typically considered to have multiple performance obligations even when they are part of a single contract.

For a limited number of contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using our best estimate of the relative standalone selling price of each distinct good or service in the contract. In cases where we do not provide the distinct good or service on a standalone basis, which is more prevalent than not, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Contract Types

The Company performs work under contracts that broadly consist of fixed-price, cost-reimbursable or a combination of the two. Fixed-price contracts include both lump-sum and unit-rate contracts. Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time and material contracts. Cost-reimbursable contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

For contracts where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, revenue is recognized when services are performed and contractually billable. Under the typical payment terms of our services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., weekly, biweekly or monthly) or upon achievement of contractual milestones.

For contracts where performance obligations are satisfied due to the continuous transfer of control to the customer, revenue is recognized over time. Where the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability, those contracts are accounted for as single performance obligations. We recognize revenue generally using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. This method is deemed appropriate in measuring performance towards completion because it directly measures the value of the goods and services transferred to the customer.

Contract Costs

Contract costs include all direct materials, labor and subcontractor costs and an allocation of indirect costs related to contract performance. Customer-furnished materials are included in both contract revenue and cost of revenue when management concludes that the company is acting as a principal rather than as an agent. We recognize revenue, but not profit, on certain uninstalled materials that are not specifically produced or fabricated for a project, which revenue is recognized up to cost. Revenue for uninstalled materials is recognized when the cost is incurred and control is transferred to the customer, which revenue is recognized using the cost-to-cost method. Project mobilization costs are generally charged to the project as incurred when they are an integrated part of the performance obligation being transferred to the client. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the DCAA. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties.

We provide limited warranties to customers for work performed under our contracts that typically extend for a limited duration following substantial completion of our work on a project. Such warranties are not sold separately and do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications. Accordingly, these types of warranties are not considered to be separate performance obligations. Historically, warranty claims have not been material.

Variable Consideration

It is common for our contracts to contain variable consideration in the form of award fees, incentive fees, performance bonuses, award fees, liquidated damages or penalties that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or targets and can be based on customer discretion. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount to which we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance, and any other information (historical, current or forecasted) that is reasonably available to us.

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

Contract Estimates and Modifications

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex and subject to many variables and requires significant judgment. As a significant change in estimated total revenue and cost could affect the profitability of our contracts, we routinely review and update our contract-related estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and the EAC. As part of this process, management reviews information including, but not limited to, outstanding contract matters, progress towards completion, program schedule and the associated changes in estimates of revenues and costs. Management must make assumptions and estimates regarding the availability and productivity of labor, the complexity of the work to be performed, the availability and cost of materials, the performance of subcontractors and the availability and timing of funding from the customer, along with other risks inherent in performing services under all contracts where we recognize revenue over time using the cost-to-cost method.

We typically recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

Contracts are often modified to account for changes in contract specifications and requirements. Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. We account for contract modifications prospectively when the modification results in the promise to deliver additional goods or services that are distinct and the increase in price of the contract is for the same amount as the stand-alone selling price of the additional goods or services included in the modification.

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

The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. The advance payment generally is not considered to contain a significant financing component as we expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Gross Profit

Gross profit represents revenues less the cost of revenues, which includes business segment overhead costs directly attributable to execution of contracts by the business segment.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses represent expenses that are not associated with the execution of the contracts. Selling, general and administrative expenses include charges for such items as executive management, corporate business development, information technology, finance and accounting, human resources and various other corporate functions. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in “Cost of revenues”) or selling, general and administrative expenses in the same in the same manner as such costs are defined in the Company’s disclosure statements under CAS.

Accounts Receivable

Accounts receivable are recorded based on contracted prices when we obtain an unconditional right to payment under the terms of our contracts. We establish an allowance for credit losses based on the assessment of our clients' willingness and ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due. See Note 22 to our consolidated financial statements for our discussion on sales of receivables.

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

Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with ASC 350 - Intangibles - Goodwill and Other, goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on our reporting structure. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. If the carrying value of a reporting unit exceeds its fair value, a second step of the goodwill impairment test is performed to measure the amount of goodwill impairment. The second step compares the implied fair value of the reporting unit goodwill to the carrying value of the reporting unit goodwill. We determine the implied fair value of the goodwill in the same manner as determining the amount of goodwill to be recognized in a business combination. We completed our annual goodwill impairment test in the fourth quarter of 2020 and determined that none of the goodwill was impaired. See Note 9 to our consolidated financial statements for reported goodwill in each of our segments and goodwill impairment recognized.

We had intangible assets with net carrying values of $683 million and $495 million as of December 31, 2020 and 2019, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During the year ended December 31, 2020, certain of our trade name intangible assets with an indefinite life were impaired. Refer to Note 7 to our consolidated financial statements for further discussion. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 9 to our consolidated financial statements for further discussion of our intangible assets.

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

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 7 to our consolidated financial statements for our discussion on impairment of our equity method investments and Note 10 to our consolidated financial statements for our discussion on equity method investments.

In cases where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. In cases where we have a constructive or legal obligation to fund deficits of the joint venture, we record such deficits as "Other current liabilities" on our consolidated balance sheets.

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

We assess all newly created entities and those with which we become involved to determine whether such entities are VIEs and, if so, whether or not we are their primary beneficiary. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a customer and are generally dissolved upon completion of the project or program. Many of our long-term, commercial projects are executed through such joint ventures. Although the joint ventures in which we participate own and hold contracts with the customers, the services required by the contracts are typically performed by the joint venture partners, or by other subcontractors under subcontracts with the joint ventures. Typically, these joint ventures are funded by advances from the project owner, and accordingly, require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, performance and financial guarantees or obligations to fund losses incurred by the joint venture. Other joint ventures, such as PFIs, generally require the partners to invest equity and take an ownership position in an entity that manages and operates an asset after construction is complete. The assets of joint ventures are restricted for use to the obligations of the particular joint venture and are not available for our general operations.

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

Pensions

We account for our defined benefit pension plans in accordance with ASC 715 - Compensation - Retirement Benefits, which requires an employer to:

•recognize on its balance sheet the funded status (measured as the difference between the fair value of plan assets and the benefit obligation) of the pension plan;
•recognize, through comprehensive income, certain changes in the funded status of a defined benefit plan in the year in which the changes occur;
•measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and
•disclose additional information.

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

Derivative Instruments

We enter into derivative financial transactions to hedge existing or forecasted risk to changing foreign currency exchange rates and interest rate risk on variable rate debt. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not designated as hedges in accordance with ASC 815 - Derivatives and Hedging, are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of derivatives are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a designated hedge's change in fair value is recognized in earnings. See Note 22 to our consolidated financial statements for our discussion on derivative instruments.

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

The following tables present summarized data related to our transactions with U.S. and U.K governmental agencies.

Revenues and percent of consolidated revenues from major customers:
	Years ended December 31,
Dollars in millions	2020		2019		2018
U.S. government	$3,079	53%	$3,014	53%	$2,610	53%
U.K. government	$573	10%	$659	12%	$622	13%

Accounts receivable and percent of consolidated accounts receivable from major customers:
	December 31,
Dollars in millions	2020		2019
U.S. government receivables percentage	$501	56%	$484	52%
U.K. government receivables percentage	$47	5%	$44	5%

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

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares of common stock we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 5 years. See Note 20 to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Additional Balance Sheet Information

Other Current Assets. The components of "Other current assets" on our consolidated balance sheets as of December 31, 2020 and 2019 are presented below:

	December 31,
Dollars in millions	2020	2019
Prepaid expenses	$71	$65
Value-added tax receivable	22	37
Advances to subcontractors	10	20
Other miscellaneous assets	18	24
Total other current assets	$121	$146

Other Assets. Included in "Other assets" on our consolidated balance sheets as of December 31, 2020 and 2019 is noncurrent refundable income taxes of $97 million and $98 million, respectively, related to various tax refunds subject to ongoing audits with certain tax jurisdictions.

Other Current Liabilities. The components of "Other current liabilities" on our consolidated balance sheets as of December 31, 2020 and 2019 are presented below:

	December 31,
Dollars in millions	2020	2019
Current maturities of long-term debt	$12	$27
Reserve for estimated losses on uncompleted contracts	16	10
Retainage payable	22	41
Income taxes payable	16	25
Restructuring reserve	32	—
Value-added tax payable	29	36
Dividend payable	14	11
Other miscellaneous liabilities	52	36
Total other current liabilities	$193	$186

Impact of Adoption of New Accounting Standards

Financial Instruments - Credit Losses

Effective January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, using the modified retrospective approach. This ASU replaces the incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset, including receivables, is recorded. The estimate of expected credit losses considers not only historical information, but also current and future economic conditions and events. As a result of the adoption, we recorded a cumulative effect adjustment to retained earnings of $3 million, net of tax of $1 million, on our opening consolidated balance sheet as of January 1, 2020. See Note 22 "Financial Instruments and Risk Management" for further discussion related to credit losses.

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

The most significant effects of the new standard on our consolidated financial statements are the recognition of new operating lease right-of-use ("ROU") assets and operating lease liabilities on our consolidated balance sheet for operating leases as well as significant new disclosures about our leasing activities as further discussed in Note 17. On January 1, 2019, we recorded “Operating lease liabilities” of approximately $253 million based on the present value of the remaining lease payments over the lease term. Additionally, we reclassified current and noncurrent deferred rent of $68 million associated with straight-line accounting and tenant incentives related to existing real estate leases against the initial "Operating lease right-of-use assets" as of January 1, 2019. The adoption of the new standard did not have a material impact on our results of operations or cash flows.

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

Revenue Recognition

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

Effective January 1, 2020, we adopted ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU amends ASC 820 to add, remove and modify certain disclosure requirements for fair value measurements. For example, the Company will now be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures.

Effective January 1, 2020, we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. As a result of the adoption of this standard, we used Step 1 to measure the goodwill impairment losses recognized during the first and second quarters of 2020 without proceeding to Step 2 of the goodwill impairment test as required under the previous standard. See Note 9 "Goodwill and Goodwill Impairment" for discussion of goodwill impairment recognized.

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

We are organized into three core business segments, Government Solutions, Technology Solutions, and Energy Solutions, and two non-core business segments as described below:

Government Solutions. Our GS business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies in the U.S., U.K. and Australia. KBR services cover the full spectrum, from research and development, through systems engineering, test and evaluation, systems integration and program management, to operations support, readiness and logistics. With the acquisition of Centauri Holdings Platform, LLC ("Centauri") on October 1, 2020 (described in Note 4 to the consolidated financial statements), our GS business segment also provides software and engineering solutions to critical national security missions across space, cyber, intelligence, surveillance and reconnaissance, missile defense and intelligence domains to the U.S. government and related defense agencies.

Technology Solutions. Our TS business segment combines KBR's sustainability-focused proprietary technologies, equipment and catalyst supply, digital solutions and associated knowledge-based services into a global business for refining, petrochemicals, inorganic and specialty chemicals as well as gasification, syngas, ammonia, nitric acid and fertilizers. Our TS business segment has led the way in the development of advanced digital and proprietary technologies, tools and solutions. From early planning through scope definition, advanced technologies and project life-cycle support, our TS business segment works closely with customers to provide an approach catered to their operational, financial and sustainability goals. Licensing and engineering/design services are typically provided during the front-end planning stage of both green- and brown-field capital projects, and proprietary equipment is delivered and installed as part of facility construction. Catalysts, or process consumables designed to drive process performance, efficiency and reliability, are delivered for start-up and are subsequently replenished, as needed.

Energy Solutions. Our ES business segment provides full life-cycle support solutions across the upstream, midstream and downstream energy markets, including advisory services focused on energy transition and net-zero carbon objectives; technology-led industrial solutions focused on advanced remote operations capabilities to improve throughput, reliability and environmental sustainability; digitally-enabled professional services such as complex program management, engineering & design, and advanced project integration; and other construction services.

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

Effective for fiscal year 2021, we will change the names of our reportable segments and businesses as follows:

•Government Solutions includes the following four business units: Defense & Intel, formerly the Defense Systems Engineering and Centauri businesses; Science & Space, formerly called Space & Mission Solutions; Readiness & Sustainment, formerly called Logistics; and International.

•Sustainable Technology Solutions, formerly called Technology Solutions.

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2020	2019	2018
Revenues:
Government Solutions	$3,934	$3,925	$3,457
Technology Solutions	303	374	297
Energy Solutions	1,526	1,339	1,157
Subtotal	5,763	5,638	4,911
Non-strategic Business	4	1	2
Total revenues	$5,767	$5,639	$4,913
Gross profit (loss):
Government Solutions	$483	$430	$350
Technology Solutions	105	118	106
Energy Solutions	86	100	134
Subtotal	674	648	590
Non-strategic Business	(8)	5	(6)
Total gross profit	$666	$653	$584
Equity in earnings of unconsolidated affiliates:
Government Solutions	$25	$29	$32
Energy Solutions	5	19	50
Subtotal	30	48	82
Non-strategic Business	—	(13)	(3)
Total equity in earnings of unconsolidated affiliates	$30	$35	$79
Selling, general and administrative expenses:
Government Solutions	$(158)	(134)	(109)
Technology Solutions	(23)	(28)	(24)
Energy Solutions	(65)	(63)	(64)
Other	(89)	(116)	(97)
Subtotal	(335)	(341)	(294)
Non-strategic Business	—	—	—
Total selling, general and administrative expenses	$(335)	(341)	(294)

Acquisition and integration related costs	(9)	(2)	(7)
Goodwill impairment	(99)	—	—
Restructuring charges and asset impairments	(214)	—	—
Gain on disposition of assets	18	17	(2)
Gain on consolidation of Aspire subcontracting entities	—	—	108
Operating income	$57	$362	$468
Interest expense	(83)	(99)	(66)
Other non-operating income (loss)	1	5	(6)
(Loss) income before income taxes and noncontrolling interests	$(25)	$268	$396

	Years ended December 31,
Dollars in millions	2020	2019	2018
Capital expenditures:
Government Solutions	$13	$7	$11
Technology Solutions	—	1	—
Energy Solutions	3	3	1
Other	4	9	5
Total	$20	$20	$17
Depreciation and amortization:
Government Solutions	$58	$58	$42
Technology Solutions	5	6	3
Energy Solutions	24	21	10
Other	28	19	8
Total	$115	$104	$63

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

	December 31,
Dollars in millions	2020	2019
Total assets:
Government Solutions	$3,329	$2,699
Technology Solutions	205	218
Energy Solutions	1,283	1,464
Other	882	972
Subtotal	5,699	5,353
Non-strategic Business	6	7
Total	$5,705	$5,360
Goodwill (Note 9):
Government Solutions	$1,570	$978
Technology Solutions	52	50
Energy Solutions	139	237
Total	$1,761	$1,265
Equity in and advances to related companies (Note 10):
Government Solutions	$144	$147
Energy Solutions	737	699
Total	$881	$846

Selected Geographic Information

Revenues by country are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2020	2019	2018
Revenues:
United States	$3,031	$2,705	$2,260
Middle East	857	1,027	884
Europe	961	1,058	989
Australia	324	288	329
Canada	46	39	21
Africa	152	197	133
Asia	203	214	190
Other countries	193	111	107
Total	$5,767	$5,639	$4,913

	December 31,
Dollars in millions	2020	2019
Property, plant & equipment, net:
United States	$57	$50
United Kingdom	40	44
Other	33	36
Total	$130	$130

Note 3. Revenue

We disaggregate our revenue from customers by type of service, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by Service/Product line and reportable segment was as follows:

	Year Ended December 31,
Dollars in millions	2020	2019	2018
Government Solutions
Space & Mission Solutions	$967	$863	$641
Defense & Intel	959	782	709
Logistics	1,153	1,400	1,256
International	855	880	851
Total Government Solutions	3,934	3,925	3,457

Technology Solutions	303	374	297

Energy Solutions	1,526	1,339	1,157

Non-strategic business	4	1	2

Total revenue	$5,767	$5,639	$4,913

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Space & Mission Solutions, Defense & Intel, and Logistics. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force, and is reported as international.

Revenue by geographic destination was as follows:

	Year Ended December 31, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$2,280	$22	$725	$4	$3,031
Middle East	622	7	228	—	857
Europe	743	54	164	—	961
Australia	151	1	172	—	324
Canada	1	2	43	—	46
Africa	81	4	67	—	152
Asia	—	199	4	—	203
Other countries	56	14	123	—	193
Total revenue	$3,934	$303	$1,526	$4	$5,767

	Year Ended December 31, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$2,110	$38	$556	$1	$2,705
Middle East	795	15	217	—	1,027
Europe	796	71	191	—	1,058
Australia	93	1	194	—	288
Canada	1	1	37	—	39
Africa	76	31	90	—	197
Asia	—	211	3	—	214
Other countries	54	6	51	—	111
Total revenue	$3,925	$374	$1,339	$1	$5,639

	Year Ended December 31, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
United States	$1,767	$22	$469	$2	$2,260
Middle East	735	14	135	—	884
Europe	766	50	173	—	989
Australia	60	1	268	—	329
Canada	1	2	18	—	21
Africa	77	25	31	—	133
Asia	—	177	13	—	190
Other countries	51	6	50	—	107
Total revenue	$3,457	$297	$1,157	$2	$4,913

Many of our contracts contain both fixed price and cost reimbursable components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended December 31, 2020
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$952	$293	$290	$—	$1,535
Cost Reimbursable	2,982	10	1,236	4	4,232
Total revenue	$3,934	$303	$1,526	$4	$5,767

	Year Ended December 31, 2019
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$1,022	$367	$219	$1	$1,609
Cost Reimbursable	2,903	7	1,120	—	4,030
Total revenue	$3,925	$374	$1,339	$1	$5,639

	Year Ended December 31, 2018
Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Non-strategic Business	Total
Fixed Price	$971	$288	$183	$2	$1,444
Cost Reimbursable	2,486	9	974	—	3,469
Total revenue	$3,457	$297	$1,157	$2	$4,913

We have included $318 million, $241 million, and $173 million of revenue from U.S. government time-and-materials type contracts within the cost reimbursable contract type for the years ended December 31, 2020, 2019, and 2018, respectively.

Performance Obligations

We recognized revenue of $49 million, $15 million, and $69 million from performance obligations satisfied in previous periods for the years ended December 31, 2020, 2019, and 2018, respectively.

On December 31, 2020, we had $12.0 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 32% of our remaining performance obligations as revenue within one year, 33% in years two through five, and 35% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2020.

Contract Assets and Contract Liabilities

Contract assets were $178 million and $215 million and contract liabilities were $356 million and $484 million, at December 31, 2020 and 2019, respectively. The decrease in contract liabilities during the year ended December 31, 2020 was primarily related to progress against project advances on the Aspire Defence project and a project in the Middle East, and an unfavorable FKTC containers ruling that was upheld. See Note 15 “U.S. Government Matters” for additional information. We recognized revenue of $324 million for the year ended December 31, 2020, which was previously included in the contract liability balance at December 31, 2019.

Accounts Receivable

	December 31,
Dollars in millions	2020	2019
Unbilled	$476	$308
Trade & other	423	630
Accounts receivable, net	$899	$938

Note 4. Acquisitions and Dispositions

Centauri Platform Holdings, LLC

On October 1, 2020, we acquired Centauri in accordance with an agreement and plan of merger, pursuant to which a wholly owned subsidiary of KBR merged with and into Centauri, with Centauri continuing as the surviving company and a wholly owned subsidiary of KBR. Centauri provides high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber, and emerging technologies such as directed energy and missile defense and is reported under the GS business segment. The acquisition expands KBR's military space and intelligence business and builds upon the Company's existing cybersecurity and missile defense solutions. Furthermore, the addition of Centauri advances KBR's strategic transformation of becoming a leading provider of high-end, mission-critical technical services and solutions.

The aggregate consideration paid was approximately $830 million in cash, subject to certain working capital, net debt and other post-closing adjustments, if applicable. The Company funded the acquisition through a combination of cash on-hand, borrowings under our Senior Credit Facility, net proceeds from the private offering of $250 million aggregate principal amount of our 4.750% Senior Notes due 2028 (the "Senior Notes"), and proceeds from the sale of receivables. See Note 12 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility and Senior Notes, and Note 22 "Fair Value of Financial Instruments and Risk Management" for further discussion of our sale of receivables.

During the year ended December 31, 2020, the Company incurred $9 million in acquisition-related costs with the acquisition of Centauri, which are included in “Acquisition and integration related costs” on the consolidated statements of operations.

As of December 31, 2020, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns and settlement of net working capital adjustments with the seller. The following table summarizes the consideration paid for this acquisition and the fair value of assets and liabilities assumed as of the acquisition date as follows:

Dollars in millions	Centauri
Fair value of total consideration paid	$830
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	7
Accounts receivable	78
Contract assets	19
Other current assets	1
Total current assets	105
Property, plant, and equipment, net	18
Operating lease right-of-use assets	36
Intangible assets, net	226
Other assets	1
Total assets	386

Accounts payable	29
Contract liabilities	2
Accrued salaries, wages and benefits	39
Operating lease liabilities	6
Total current liabilities	76
Deferred income taxes	19
Operating lease liabilities	30
Other liabilities	7
Total liabilities	132

Net assets acquired	254
Goodwill	$576

The goodwill recognized of $576 million arising from this acquisition primarily relates to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

Dollars in millions	Fair Value	Weighted Average Amortization Period (in years)
Funded backlog	$28	1
Customer relationships	198	15
Total intangible assets	$226	13

The backlog intangible asset is comprised solely of funded backlog that represents revenue that is already fully awarded and funded as of the acquisition date. The customer relationships intangible assets consists of unfunded backlog as of the acquisition date and revenue arising from existing, recompete, and follow-on programs. The funded backlog and customer relationships intangible assets were valued using the income approach, specifically the multi-period excess earnings method in which the value is derived from an estimation of the after-tax cash flows specifically attributable to funded backlog and customer relationships. The analysis included assumptions for forecasted revenues and EBITDA margins, contributory asset charge rates, weighted average cost of capital, and a tax amortization benefit.

The following supplemental pro forma, combined financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Centauri as though it had been acquired on January 1, 2019. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisition, significant nonrecurring transactions and acquisition related transaction costs. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2019, nor is it indicative of future results of operations.

	Year ended December 31,
Dollars in millions	2020	2019
	(Unaudited)
Revenue	$6,194	$6,137
Net income attributable to KBR	$(53)	$172
Diluted earnings per share	$(0.37)	$1.20

The acquired Centauri business contributed $125 million of revenues and $19 million of gross profit within our GS business segment during the year ended December 31, 2020.

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

Stinger Ghaffarian Technologies

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

Aspire Defence Subcontracting Joint Ventures

Effective January 15, 2018, as a result of our joint venture partner's compulsory liquidation, we assumed operational control of and began consolidating the Aspire Defence subcontracting entities in our consolidated financial statements. We accounted for these transactions under the acquisition method of accounting for business combinations and recognized a gain of approximately $108 million included in "Gain on consolidation of Aspire subcontracting entities" on our consolidated statements of operations as a result of remeasuring our equity interests in each of the subcontracting entities to fair value. We also recognized goodwill of approximately $42 million. We subsequently completed the purchase of our partner's interests in the subcontracting entities on April 18, 2018 for $50 million pursuant to a share and business purchase agreement and approval by Aspire Defence Limited, the Aspire Defence Limited project lenders and the MoD. We accounted for the change in ownership interests as an equity transaction. The difference between the noncontrolling interests of $119 million in the subcontracting entities at the date of acquisition and the cash consideration paid to our partner was recognized as a net increase to "PIC" of $69 million.

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

The components of our cash and equivalents balance are as follows:

	December 31, 2020
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$228	$54	$282
Short-term investments (c)	3	—	3
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	151	—	151
Total	$382	$54	$436

	December 31, 2019
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$187	$114	$301
Short-term investments (c)	58	93	151
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	259	1	260
Total	$504	$208	$712

(a)Includes deposits held in non-U.S. operating accounts.
(b)Includes U.S. dollar and foreign currency deposits held in operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.
(c)Includes time deposits, money market funds, and other highly liquid short-term investments.

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2020	2019
Amounts included in project estimates-at-completion at January 1,	$978	$973
(Decrease) increase in project estimates	(1)	21
Approved change orders	(6)	(7)
Foreign currency effect	77	(9)
Amounts included in project estimates-at-completion at December 31,	$1,048	$978
Amounts recognized over time based on progress at December 31,	$1,048	$974

As of December 31, 2020 and 2019, the predominant component of change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.

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
Ichthys LNG Project

Project Status

We have a 30% ownership interest in the JKC joint venture, which has contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes. We, along with our joint venture partners, are jointly and severally liable to the client.
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

JKC believes any amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to the cost-reimbursable scope are an adjustment to the contract price, and accordingly JKC has made claims for contract price adjustments under the cost-reimbursable scope of the contract between JKC and its client. However, the client disputed some of these contract price adjustments and subsequently withheld certain payments. In order to facilitate the continuation of work under the contract while JKC worked to resolve this dispute, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC and consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope. While the client reserved its contractual rights under this funding mechanism, settlement funds (representing the interim contract price adjustment) have been paid by the client. JKC in turn settled these subcontractor claims which have been funded through the Funding Deed by the client.

In October 2018, JKC received a favorable ruling in a separate arbitration related to the Funding Deed. The ruling determined a contract interpretation in JKC's favor, to the effect that delay and disruption costs payable to subcontractors under the cost-reimbursable scope of the EPC contract are for the client's account and are reimbursable to JKC. However, the client did not agree with the impact of the arbitration award and, accordingly, we initiated the Funding Deed proceeding referenced below to obtain further determination from the arbitration tribunal.

In September 2020, JKC sought a Summary Determination from the arbitration tribunal seeking (1) a stay of the repayment date of December 31, 2020 (“Sunset Date”); and (2) presented specific legal arguments to ultimately resolve the Funding Deed without the need for a full factual enquiry.

In a partial award in December 2020, the arbitration tribunal held that it could not decide the merits of the Funding Deed issue without hearing further evidence on factual issues. No determination was reached as to the actual position on entitlement and no decision has been rendered on reimbursable subcontractor settlement costs covered by the Funding Deed. In reaching this decision the arbitration tribunal also decided in its partial award that it did not have authority to stay JKC’s repayment of the funds under the Funding Deed following the passage of the Sunset Date. As the issues raised in the Funding Deed arbitration remained unresolved as of December 31, 2020, JKC could be required to refund sums funded by the client under the terms of the Funding Deed. JKC continues to assert that the subcontractor settlement sums were properly incurred and represent reimbursable costs.

In January 2021, the client demanded that JKC repay the Funding Deed amount and notified its intention to commence legal actions against JKC including claims on the parent company guarantees. The client also submitted an application to the arbitration tribunal asserting various legal theories and requesting immediate repayment of the Funding Deed. JKC opposed the application on the grounds that in seeking such relief, the client was asserting new claims that are not part of the current arbitration. The arbitration tribunal agreed with JKC that these were new claims and declined to order immediate repayment. However, the arbitration tribunal directed the parties to incorporate the new claims into the existing consolidated arbitration process. There are no hearing dates set for these matters.
Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above is $157 million and $158 million as of December 31, 2020 and 2019, respectively. These amounts are subject to currency fluctuation risk and possible applicable taxes.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at December 31, 2020. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

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

Costs incurred to complete the Power Plant that have been determined to be probable of recovery from the Consortium under U.S. GAAP have been included as a reduction of cost in our estimate of profit at completion. The estimated recoveries exclude interest, liquidated damages and other related costs which JKC intends to pursue recovery from the Consortium. Amounts expected to be recovered from the Consortium are included in the table above at the beginning of this Note 6.

As of December 31, 2020, JKC's claims against the Consortium were approximately $1.8 billion (net of bonds and remaining lump sum contract value) for recovery of JKC's costs. Hearings on the power plant arbitration are scheduled for April 2021 and August 2021 (the "Arbitration"). The previous hearing dates were vacated due to the COVID-19 outbreak. The current dates may continue to be impacted by the COVID-19 pandemic.

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

Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at December 31, 2020, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

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

As of December 31, 2020, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client.

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

See Note 10 "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 7. Restructuring Charges and Asset Impairments

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan is designed to refine our market focus, optimize costs, and improve operational efficiencies.

Total restructuring charges and asset impairments of approximately $214 million were recognized in “Restructuring charges and asset impairments” in our consolidated statements of operations, with restructuring charges comprised in part of severance and lease abandonment costs. Provided in the table below are the details of the restructuring charges and asset impairments as of December 31, 2020.

Dollars in millions	Severance	Lease Abandonment	Other	Total Restructuring Charges	Asset Impairments	Total Restructuring Charges & Asset Impairments
Government Solutions	$2	$—	$—	$2	$—	$2
Energy Solutions	29	4	19	52	47	99
Other	1	54	1	56	49	105
Subtotal	32	58	20	110	96	206
Non-strategic Business	—	—	6	6	2	8
Total	$32	$58	$26	$116	$98	$214

Restructuring Charges

The restructuring activities relate to rationalization of real estate and overhead primarily in our ES and Other segments. Other segments are mainly attributable to corporate and other overhead expenses. Severance charges represent paid benefits that are owed in accordance with Company policy. Real estate lease abandonments were primarily associated with office facilities located in the U.S. and U.K and represent accrued estimated non-lease components and other operating expense associated with the fully abandoned office space. In estimating the fair value of the lease-related restructuring charges, we utilized a discounted cash flow model with Level 3 inputs, in which past history was used to estimate future operating costs, office space utilization, and inflation over the remaining non-cancellable term of the agreement.

Other charges were primarily associated with certain long-term engineering software agreements of approximately $19 million. The software-related restructuring charge represents the fair value of the future costs to be incurred under these agreements without economic benefit to our operations. Our estimate of the fair value of the software restructuring charge was based on a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate, management assumptions regarding the committed costs for the excess software capacity and the remaining non-cancellable term of the agreements. The remaining other restructuring charges were primarily associated with future losses expected to be incurred on a joint venture project in Latin America in our Non-strategic business segment.

The restructuring liability at December 31, 2020 was $91 million, of which $32 million is included in "Other current liabilities" and $59 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance	Lease Abandonment	Other	Total
Balance as of January 1, 2020	$—	$—	$—	$—
Restructuring charges accrued during the period	32	58	26	116
Lease restructuring charges related to operating lease liabilities	—	(4)	—	(4)
Cash payments / settlements during the period	(16)	(2)	(3)	(21)
Currency translation and other adjustments	(1)	—	1	—
Balance at December 31, 2020	$15	$52	$24	$91

Certain judgments and estimates are made regarding the amount and timing of restructuring charges. The estimated liability could change subsequent to its recognition, requiring adjustments to the expense and liability recorded. On a quarterly basis, the Company conducts an evaluation of the related liabilities and expenses and revises its assumptions and estimates as appropriate as new or updated information becomes available. Additional restructuring activities could be identified and approved as part of the plan. We expect the restructuring activities will be substantially completed in 2021. Software and lease related restructuring obligations will extinguish in 2023 and 2030, respectively.

Asset Impairments

    As a result of the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic and the resulting restructuring plans initiated, we performed interim impairment tests of our long-lived assets including goodwill, intangible assets and equity investments as well as leased right-of-use and related assets. See Note 9 "Goodwill, Goodwill Impairment, and Intangible Assets" for further discussion of goodwill impairment recognized in the first and second quarters of 2020.

Leased office facilities and related assets. Management's restructuring plan included the rationalization of certain leased real estate primarily in the U.S. and U.K. As a result, we began evaluating excess office space apart from office space we will continue to utilize. We made decisions to market certain excess office space for sublease and the remaining excess office space was abandoned along with any related leasehold improvements, furniture and fixtures. The abandoned leased facilities and related assets will not provide any substantial future economic benefit and were impaired accordingly. We recognized lease right-of-use asset impairments of approximately $47 million and impairments of leasehold improvements, furniture and fixtures of approximately $14 million as a result of decisions to abandon excess office space. In determining these impairments, we utilized a discounted cash flow model with Level 3 inputs including discount rates based on our incremental borrowing rate, management assumptions based on sublease recoveries that were significantly below our cash outflows due to the prevailing sublease market rates, long lease-up periods due to the abundance of available office space due to work from home trends, and operating costs that consisted of utilities, maintenance and pass through property taxes.

Trade name intangibles. We recognized an impairment loss on indefinite-lived intangible assets of approximately $11 million associated with certain trade names acquired through previous business combinations. In connection with the energy market decline, management assessed the fair value of trade names utilized by certain operations within the ES business segment, concluded that they were substantially impaired and decided to cease use of those trade names. The trade names will provide no benefit to future periods and the carrying values of these intangibles were impaired and written off accordingly.

Equity method investments. We evaluated significant investments and recognized total impairment charges of approximately $24 million for the year ended December 31, 2020, of which $13 million related to equity method investment comprised of 15% interest in a Middle East joined venture project in our ES business segment that was impaired and that impairment was other than temporary. The fair value of this investment was determined using a blended income-based and market-based approach utilizing Level 2 fair value inputs including significant management assumptions such as projected commodity prices, operating margins, cash flows and weighted average cost of capital. See Note 22 “Fair Value of Financial Instruments and Risk Management” for definition of three levels of inputs used in measuring fair value. We recognized additional impairments totaling approximately $6 million related to several equity method investments associated with management's decision to discontinue pursuing certain projects within our ES business segment. In our Non-strategic business segment, we recognized an impairment of $2 million on the joint venture in Latin America related to the write-off of a shareholder loan to the joint venture.
The restructuring charges and impairment assessments based on fair value determinations described above incorporate inherent uncertainties, some of which are difficult to predict in volatile economic environments and could result in impairment charges in future periods if actual results materially differ from the estimated assumptions utilized in our forecasts.

Note 8. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2020	2019
Land	N/A	$5	$5
Buildings and property improvements	1-35	129	124
Equipment and other	1-25	415	387
Total		549	516
Less accumulated depreciation		(419)	(386)
Net property, plant and equipment		$130	$130

Depreciation expense was $36 million, $33 million, and $31 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The table below summarizes changes in the carrying amount of goodwill by business segment.

Dollars in millions	Government Solutions	Technology Solutions	Energy Solutions	Total
Balance as of January 1, 2019	$977	$51	$237	$1,265
Foreign currency translation	1	(1)	—	—
Balance as of December 31, 2019	$978	$50	$237	$1,265
Goodwill acquired during the period (Note 4)	$589	$—	$—	$589
Impairment loss	—	—	(99)	(99)
Foreign currency translation	3	2	1	6
Balance as of December 31, 2020	$1,570	$52	$139	$1,761
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

    For reporting units in our ES business segment, fair value was determined using a blended approach utilizing discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value. For all other reporting units, fair values were determined using a blended approach including market earnings multiples and discounted cash flow models. Under the market approach, we estimated fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other.  The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 31, 2020
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	15	470	(100)	370
Developed technologies	19	75	(37)	38
Contract backlog	18	291	(76)	215
Other	13	25	(15)	10
Total intangible assets		$911	$(228)	$683

	December 31, 2019
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$61	$—	$61
Customer relationships	16	271	(83)	188
Developed technologies	22	68	(36)	32
Contract backlog	19	255	(52)	203
Other	14	24	(13)	11
Total intangible assets		$679	$(184)	$495

Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. In connection with the energy market decline, we impaired certain of our trade name indefinite-lived intangibles acquired through previous business combinations. See Note 7 "Restructuring Charges and Asset Impairments" for further discussion. Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2020	2019	2018
Intangibles amortization expense	$42	$33	$32

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2021	$63
2022	$37
2023	$37
2024	$37
2025	$37
Beyond 2025	$422

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate as partnerships, corporations, undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2020	2019
Beginning balance at January 1,	$846	$724
Cumulative effect of change in accounting policy (a)	—	25
Adjusted balance at January 1,	846	749
Equity in earnings of unconsolidated affiliates	30	35
Distributions of earnings of unconsolidated affiliates	(38)	(69)
Advances to (payments from) unconsolidated affiliates, net	(15)	(10)
Investments (b)	26	146
Impairment of equity method investments (c)	(19)	—
Foreign currency translation adjustments	50	(7)
Other	1	2
Balance at December 31,	$881	$846

(a)At January 1, 2019, we recognized a cumulative effect adjustment of $25 million as a result of the adoption of ASC 606 by our unconsolidated project joint ventures. See Note 1 "Significant Accounting Policies" for further discussion.
(b)Investments include $24 million and $141 million in funding contributions to JKC for the years ended December 31, 2020 and 2019, respectively.
(c)During the year ended December 31, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East and a $6 million impairment related to other equity method investments. See Note 7 "Restructuring Charges and Asset Impairments" for further discussion.

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

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheet

	December 31,
Dollars in millions	2020	2019
Current assets	$3,216	$3,072
Noncurrent assets	3,227	3,219
Total assets	$6,443	$6,291

Current liabilities	$1,018	$949
Noncurrent liabilities	2,831	2,922
Total liabilities	$3,849	$3,871

Statements of Operations

	Years ended December 31,
Dollars in millions	2020	2019	2018
Revenues	$2,032	$2,592	$3,190
Operating income	$54	$92	$197
Net income	$28	$48	$173

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

The following summarizes the total assets and total liabilities as reflected in our consolidated balance sheets related to our significant unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	December 31, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$11	$9
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$606	$44
U.K. Road project joint ventures	$59	$—
Middle East Petroleum Corporation (EBIC Ammonia project)	$31	$1

Dollars in millions	December 31, 2019
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$14	$10
Aspire Defence Limited	$67	$5
JKC joint venture (Ichthys LNG project)	$546	$29
U.K. Road project joint ventures	$40	$21
Middle East Petroleum Corporation (EBIC Ammonia project)	$47	$1

Affinity. In February 2016, Affinity, a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. The contract has been determined to contain a leasing arrangement and various other services between the joint venture and the customer. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities.  We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of December 31, 2020.

Aspire Defence project. In April 2006, Aspire Defence Limited, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. In late 2016, Aspire Defence Limited was awarded a significant contract variation, expanding services to be provided under the existing contract including new construction, program management services and facilities maintenance across the garrisons. Aspire Defence Limited manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity as of December 31, 2018. We account for our interest in Aspire Defence Limited using the equity method of accounting. As of December 31, 2020, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $68 million and $5 million, respectively. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities as of December 31, 2020.

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
Ichthys LNG project. In January 2012, we formed a joint venture to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting.  At December 31, 2020, our assets and liabilities associated with our investment in JKC recorded in our consolidated balance sheets under our ES business segment were $606 million and $44 million, respectively.  These assets include expected cost recoveries from unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. See Note 6 to our consolidated financial statements for further discussion on the significant contingencies as well as unapproved change orders and claims related to this project.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2020, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $59 million and none, respectively. Our maximum exposure to loss includes our equity investments in these ventures.

EBIC Ammonia project. We have an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation ("EBIC") ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. We own 65% of this development corporation and consolidate it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement is nonrecourse to us. We are not the primary beneficiary of the VIE. As of December 31, 2020, included in our ES business segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $31 million and $1 million, respectively. Our maximum exposure to loss includes our proportionate share of the equity investment and amounts payable to us for services provided to the entity as of December 31, 2020. See Note 7 "Restructuring Charges and Asset Impairments" for further discussion on impairment charge recognized during the year ended December 31, 2020.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our joint ventures and our revenues include amounts related to these services. For the years ended December 31, 2020, 2019 and 2018, our revenues included $511 million, $684 million and $721 million, respectively, related to services we provided to our joint ventures, primarily the Aspire Defence Limited joint venture within our GS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
Dollars in millions	2020	2019
Accounts receivable, net of allowance for doubtful accounts	$83	$74
Contract assets (a)	$2	$2
Contract liabilities (a)	$53	$33

(a)Reflects contract assets and contract liabilities primarily related to joint ventures within our ES business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2020
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$—	$—
Fasttrax Limited (Fasttrax project)	$45	$18
Aspire Defence subcontracting entities (Aspire Defence project)	$448	$205

Dollars in millions	December 31, 2019
	Total Assets	Total Liabilities
KJV-G joint venture (Gorgon LNG project)	$—	$17
Fasttrax Limited (Fasttrax project)	$45	$24
Aspire Defence subcontracting entities (Aspire Defence project)	$530	$283

Gorgon LNG project. We have a 30% ownership in an Australian joint venture which was awarded a contract in 2005 for front end engineering design and in 2009 for EPC management services to construct an LNG plant. The joint venture is considered a VIE, and, because we are the primary beneficiary, we consolidate this joint venture for financial reporting purposes. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. The Gorgon LNG project execution activities were completed and only commercial closeout activities remained as of December 31, 2019.

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

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and equivalents of $23 million and net property, plant and equipment of approximately $18 million as of December 31, 2020. See Note 12 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2020.

Aspire Defence project (subcontracting entities). As discussed above, we assumed operational management of the Aspire Defence subcontracting entities in January 2018. These subcontracting entities exclusively provide the construction and the related support services under subcontract arrangements with Aspire Defence Limited. These entities are considered VIEs, and, because we are the primary beneficiary, they are consolidated for financial reporting purposes.

Acquisition of Noncontrolling Interest

In April 2018, we entered into an agreement to acquire the noncontrolling interests in the Aspire Defence subcontracting entities from our partner.

Note 11. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $83 million in 2020, $63 million in 2019 and $56 million in 2018.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen plan in the U.K., and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used a December 31 measurement date for all plans in 2020 and 2019. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2020		2019
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$76	$1,988	$71	$1,751
Service cost	—	2	—	2
Interest cost	2	39	3	50
Foreign currency exchange rate changes	—	75	—	46
Actuarial (gain) loss	6	287	7	214
Other	—	(1)	—	(1)
Benefits paid	(4)	(64)	(5)	(74)
Projected benefit obligations at end of period	$80	$2,326	$76	$1,988
Change in plan assets:
Fair value of plan assets at beginning of period	$60	$1,727	$54	$1,518
Actual return on plan assets	7	189	10	200
Employer contributions	2	44	2	43
Foreign currency exchange rate changes	—	66	—	41
Benefits paid	(4)	(64)	(5)	(74)
Other	(1)	(1)	(1)	(1)
Fair value of plan assets at end of period	$64	$1,961	$60	$1,727
Funded status	$(16)	$(365)	$(16)	$(261)

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $80 million and $76 million as of December 31, 2020 and 2019, respectively. The ABO for our international pension plans was $2.3 billion and $2.0 billion as of December 31, 2020 and 2019, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2020		2019
Amounts recognized on the consolidated balance sheets
Pension obligations	$(16)	$(365)	$(16)	$(261)
Net periodic pension cost for our defined benefit plans included the following components:

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2020		2019		2018
Components of net periodic benefit cost
Service cost	$—	$2	$—	$2	$—	$2
Interest cost	2	39	3	50	2	50
Expected return on plan assets	(3)	(59)	(3)	(77)	(3)	(80)
Prior service cost amortization	—	1	—	1	—	—
Recognized actuarial loss	2	22	2	16	2	26
Net periodic benefit cost	$1	$5	$2	$(8)	$1	$(2)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2020 and 2019, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2020		2019
Unrecognized actuarial loss, net of tax of $10 and $240, $9 and $215, respectively	$24	$740	$22	$632
Total in accumulated other comprehensive loss	$24	$740	$22	$632
Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2021 are as follows:

Dollars in millions	United States	Int’l
Actuarial loss	$2	$25
Total	$2	$25

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2020		2019		2018
Discount rate	2.89%	2.05%	3.98%	2.90%	3.33%	2.50%
Expected return on plan assets	5.72%	3.70%	6.09%	5.09%	6.01%	5.20%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2020		2019
Discount rate	2.00%	1.40%	2.89%	2.05%

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

The target asset allocation for our U.S. and International plans for 2021 is as follows:

Asset Allocation	2021 Targeted
	United States	Int'l
Equity funds and securities	51%	23%
Fixed income funds and securities	39%	55%
Hedge funds	—%	5%
Real estate funds	1%	4%
Other	9%	13%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2021 and 2020, by asset class, are as follows:

International Plans	2021 Targeted		2020 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	1%	50%	1%	50%
Fixed income funds and securities	35%	100%	35%	100%
Hedge funds	—%	7%	—%	22%
Real estate funds	—%	10%	—%	20%
Other	—%	34%	—%	42%

The range of targeted asset allocations for our U.S. plans for 2021 and 2020, by asset class, are as follows:

Domestic Plans	2021 Targeted		2020 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	62%	41%	68%
Fixed income funds and securities	31%	47%	31%	47%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	7%	10%

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

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2020
United States plan assets
Investments measured at net asset value (a)	$62	$—	$—	$—
Cash and equivalents	2	2	—	—
Total United States plan assets	$64	$2	$—	$—
International plan assets
Equities	$108	$—	$—	$108
Fixed income	1	—	—	1
Real estate	2	—	—	2
Cash and cash equivalents	4	4	—	—
Other	40	—	—	40
Investments measured at net asset value (a)	1,806	—	—	—
Total international plan assets	$1,961	$4	$—	$151
Total plan assets at December 31, 2020	$2,025	$6	$—	$151

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2019
United States plan assets
Investments measured at net asset value (a)	$59	$—	$—	$—
Cash and equivalents	$1	$1	$—	$—
Total United States plan assets	$60	$1	$—	$—
International plan assets
Equities	$103	$—	$—	$103
Fixed income	1	—	—	1
Real estate	2	—	—	2
Cash and cash equivalents	2	2	—	—
Other	87	44	—	43
Investments measured at net asset value (a)	1,532	—	—	—
Total international plan assets	$1,727	$46	$—	$149
Total plan assets at December 31, 2019	$1,787	$47	$—	$149

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 31, 2018	$126	$84	$2	$1	$39
Return on assets held at end of year	8	10	—	—	(2)
Return on assets sold during the year	1	—	—	1	—
Purchases, sales and settlements	11	7	(1)	—	5
Foreign exchange impact	3	2	—	—	1
Balance as of December 31, 2019	$149	$103	$1	$2	$43
Return on assets held at end of year	2	1	—	—	1
Return on assets sold during the year	2	—	—	—	2
Purchases, sales and settlements, net	(6)	—	—	—	(6)
Foreign exchange impact	4	4	—	—	—
Balance as of December 31, 2020	$151	$108	$1	$2	$40

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $48 million to our pension plans in 2021.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2021	$5	$60
2022	$5	$61
2023	$5	$62
2024	$5	$64
2025	$5	$65
Years 2026 - 2030	$24	$348

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were immaterial in 2020 and 2019, and 2018. At December 31, 2020, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $11 million and $10 million of mutual funds designated for a portion of our employee deferral plan included in "Other assets" on our consolidated balance sheets at December 31, 2020 and 2019, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $64 million and $65 million as of December 31, 2020 and 2019, respectively, and are included in "Employee compensation and benefits" in our consolidated balance sheets.

Note 12. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	December 31, 2020	December 31, 2019
Term Loan A	285	176
Term Loan B	516	756
Convertible Senior Notes	350	350
Senior Notes	250	—
Senior Credit Facility	260	—
Unamortized debt issuance costs - Term Loan A	(4)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(16)	(15)
Unamortized debt issuance costs and discount - Convertible Notes	(40)	(53)
Unamortized debt issuance costs and discount - Senior Notes	(5)	—
Total long-term debt	1,596	1,210
Less: current portion	12	27
Total long-term debt, net of current portion	$1,584	$1,183

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

On July 2, 2020, we amended our Senior Credit Facility to convert the $500 million capacity formerly available under our PLOC to our Revolver, increasing our Revolver capacity from $500 million to $1 billion. On September 14, 2020, we further amended our Senior Credit Facility to modify the definition and calculation of Consolidated EBITDA (as defined therein) to permit pro forma cost reductions resulting from certain corporate transactions. The aggregate capacity under our Senior Credit Facility remained $1.795 billion and all other terms and conditions remain unchanged.

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

The details of the applicable margins and commitment fees under the amended Senior Credit Facility are based on the Company's consolidated leverage ratio as follows:

	Revolver and Term Loan A
Consolidated Leverage Ratio	LIBOR Margin	Base Rate Margin	Commitment Fee
Greater than or equal to 3.25 to 1.00	2.25%	1.25%	0.35%
Less than 3.25 to 1.00 but greater than or equal to 2.25 to 1.00	2.00%	1.00%	0.30%
Less than 2.25 to 1.00 but greater than or equal to 1.25 to 1.00	1.75%	0.75%	0.25%
Less than 1.25 to 1.00	1.50%	0.50%	0.20%

The Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount commencing with the fiscal quarter ending June 30, 2020, increasing to 1.25% starting with the quarter ending June 30, 2022. The Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts commencing with the fiscal quarter ending June 30, 2020.

The Senior Credit Facility contains financial covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, which covenant commenced with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of December 31, 2020, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. During 2020, we declared a quarterly cash dividend of $0.10 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.3360 at a strike price of $25.42 as of December 31, 2020. The impact of dilution on our earnings per share from Convertible Notes is measured using the “treasury stock method”. As of December 31, 2020, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $76 million.

Accounting standards require that convertible debt which may be settled in cash upon conversion (including partial cash settlement) be accounted for with a liability component based on the fair value of similar nonconvertible debt and an equity component based on the excess of the initial proceeds from the convertible debt over the liability component. The difference between the principal amount of the notes and the carrying amount represents a debt discount, which is amortized as additional non-cash interest expense over the term of the Convertible Notes. The equity component represents proceeds related to the conversion option and is recorded as additional paid-in capital. The equity component is determined at issuance and is not remeasured as long as it continues to meet the conditions for equity classification. The net carrying value of the equity component related to the Convertible Notes was $57 million as of December 31, 2020 and 2019.

The amount of interest cost recognized relating to the contractual interest coupon was $9 million for the years ended December 31, 2020 and 2019, and $1 million for the year ended December 31, 2018. The amortization of the discount and debt issuance costs was $13 million, $12 million, and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively. The effective interest rate on the liability component was 6.50% for the years ended December 31, 2020 and 2019.

Convertible Notes Call Spread Overlay. Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with the option counterparties. These transactions represent a Call Spread Overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. Each of these transactions is described below.

The Note Hedge Transactions cost an aggregate $62 million and are expected generally to reduce the potential dilution of common stock and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Note Hedge Transactions, which was initially $25.51 (subject to adjustment), corresponding approximately to the initial conversion price of the Convertible Notes. The Note Hedge Transactions were accounted for by recording the cost as a reduction to "Additional paid-in capital" based on the Note Hedge meeting certain scope exceptions provided under ASC Topic 815.

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants is $40.02 per share (subject to adjustment), which is 29% above the last reported sale price of our common stock on the New York Stock Exchange on December 31, 2020. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as "Additional paid-in capital".

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

Senior Notes

On September 30, 2020, we issued and sold $250 million aggregate principal amount of 4.750% Senior Notes due 2028 pursuant to an indenture among us, the guarantors party thereto and Citibank, N.A., as trustee. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by each of our existing and future domestic subsidiaries that guarantee our obligations under the Senior Credit Facility and certain other indebtedness. The net proceeds from the offering was approximately $245 million, after deducting fees and offering expenses and were used to finance a portion of the purchase price for the acquisition of Centauri and pay related fees and expenses. Interest is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2021, and the principal is due on September 30, 2028.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of December 31, 2020, we had $1 billion in a committed line of credit under our Senior Credit Facility and $415 million of uncommitted lines of credit to support the issuance of letters of credit. As of December 31, 2020, with respect to our Senior Credit Facility, we had $260 million outstanding borrowings to fund the acquisition of Centauri and $103 million of outstanding letters of credit. With respect to our $415 million of uncommitted lines of credit, we utilized $213 million for letters of credit as of December 31, 2020. The total remaining capacity of these committed and uncommitted lines of credit was approximately $839 million. Of the letters of credit outstanding under our Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the letters of credit outstanding, $167 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts.

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

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation over the next five years and beyond as of December 31, 2020:

Dollars in millions	Payments Due
2021	$5
2022	$1
2023	$1
2024	$—
2025	$—
Beyond 2025	$—

Note 13. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2020	2019	2018
United States	$(208)	$2	$44
Foreign:
United Kingdom	76	105	203
Australia	37	15	7
Canada	(2)	3	(2)
Middle East	69	87	61
Africa	4	5	13
Other	(1)	51	70
Subtotal	183	266	352
Total	$(25)	$268	$396

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2020	2019	2018
(Provision) benefit for income taxes	$(26)	$(59)	$(86)
Shareholders' equity, foreign currency translation adjustment	1	1	(2)
Shareholders' equity, pension and post-retirement benefits	26	11	(14)
Shareholders' equity, changes in fair value of derivatives	3	2	3
Total income taxes	$4	$(45)	$(99)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year ended December 31, 2020
Federal	$—	$29	$29
Foreign	(62)	11	(51)
State and other	(4)	—	(4)
(Provision) benefit for income taxes	$(66)	$40	$(26)

Year ended December 31, 2019
Federal	$(4)	$15	$11
Foreign	(67)	1	(66)
State and other	(2)	(2)	(4)
(Provision) benefit for income taxes	$(73)	$14	$(59)

Year ended December 31, 2018
Federal	$(1)	$(6)	$(7)
Foreign	(56)	(20)	(76)
State and other	(2)	(1)	(3)
Provision for income taxes	$(59)	$(27)	$(86)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2020	2019	2018
United Kingdom	$(14)	$(19)	$(32)
Australia	(6)	(6)	(8)
Canada	(1)	(1)	(6)
Middle East	(18)	(20)	(16)
Africa	—	(1)	(1)
Other	(12)	(19)	(13)
Foreign provision for income taxes	$(51)	$(66)	$(76)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2020	2019	2018
U.S. statutory federal rate, expected (benefit) provision	21%	21%	21%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	2	7	—
Noncontrolling interests and equity earnings	(3)	—	(1)
State and local income taxes, net of federal benefit	—	2	1
Other permanent differences, net	4	3	—
Contingent liability accrual	2	1	3
U.S. taxes on foreign unremitted earnings	(1)	3	—
Change in valuation allowance	—	(10)	(2)
Research and development credits, net of provision	—	(5)	—
Non-deductible goodwill and restructuring charges	(130)	—	—
Effective tax rate on income from operations	(105)%	22%	22%

The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2020	2019
Deferred tax assets:
Employee compensation and benefits	$149	$103
Foreign tax credit carryforwards	243	257
Loss carryforwards	105	96
Insurance accruals	8	7
Allowance for bad debt	4	2
Accrued liabilities	66	63
Construction contract accounting	7	—
Other	48	4
Total gross deferred tax assets	630	532
Valuation allowances	(220)	(200)
Net deferred tax assets	410	332
Deferred tax liabilities:
Construction contract accounting	—	(6)
Intangible amortization	(80)	(56)
Indefinite-lived intangible amortization	(60)	(49)
Fixed asset depreciation	3	2
Accrued foreign tax credit carryforwards	(2)	(3)
Total gross deferred tax liabilities	(139)	(112)
Deferred income tax (liabilities) assets, net	$271	$220

The valuation allowance for deferred tax assets was $220 million and $200 million at December 31, 2020 and 2019, respectively. The net change in the total valuation allowance was an increase of $20 million in 2020 and a decrease of $7 million in 2019. In 2019, KBR saw the benefit of a decrease in our valuation allowance associated with the ability to utilize foreign tax credits partially offset by an increase in the valuation allowance associated with our state net operating losses. The movement in the 2020 balance was mainly driven by a build up in our state net operating losses. The valuation allowance balance at December 31, 2020 was primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

Income (loss) related to the U.S. branches totaled $68 million, $90 million and $96 million for the fiscal years 2020, 2019, and 2018, respectively, and is included in the foreign component of income in the notes to the financial statements in our Form 10-K. We weighted this positive evidence heavily in our analysis to overcome the previously existing negative evidence of our twelve quarter cumulative loss position.

We concluded that future taxable income and the reversal of deferred tax liabilities, excluding those associated with indefinite-lived intangible assets, were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets.  The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2021 through fiscal year 2029.  We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

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

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of at least $762 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of at least $605 million.  While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2020 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$404	$(177)	$227
United Kingdom	14	—	14
Australia	22	—	22
Canada	22	(21)	1
Other	29	(22)	7
Total	$491	$(220)	$271

At December 31, 2020, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2020	Expiration
Foreign tax credit carryforwards	$243	2021-2029
Foreign net operating loss carryforwards	$144	2021-2040
Foreign net operating loss carryforwards	$37	Indefinite
State net operating loss carryforwards	$1,242	Various

As a result of the enactment of the U.S. Tax Act, substantially all of our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries were subject to U.S. tax. Repatriations of these foreign earnings will not be subject to additional U.S. tax but may incur withholding and/or state taxes. Although we have provided for taxes on our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries pursuant to the Tax Act, we consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of December 31, 2020, the cumulative amount of permanently reinvested foreign earnings is $1.9 billion. With the enactment of the Tax Act, these previously unremitted earnings have now been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2020	2019	2018
Balance at January 1,	$97	$90	$184
Increases related to current year tax positions	1	2	1
Increases related to prior year tax positions	6	7	18
Decreases related to prior year tax positions	(7)	—	(45)
Settlements	—	—	(62)
Lapse of statute of limitations	(3)	(1)	(2)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	2	(1)	(4)
Balance at December 31,	$96	$97	$90
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $82 million as of December 31, 2020. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $9 million due to settlements with tax authorities and the expirations of statutes of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $29 million and $23 million as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, we recognized net interest and penalty charges of $4 million, and $3 million, respectively, while for the year ended December 31, 2018, we recognized a net interest and penalty benefit of $1 million related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to our business activity for periods prior to our separation from our former parent. As of December 31, 2020 and 2019, we have recorded $5 million in "Other liabilities" on our consolidated balance sheets for tax related items under the tax sharing agreement. The balance is not due until receipt by KBR of a future foreign tax credit refund claim filed with the IRS.
Note 14. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $30 million and $59 million as of December 31, 2020 and 2019, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order.  Included in these amounts is $1 million and $28 million as of December 31, 2020 and 2019, respectively. The remaining assets and liabilities associated with the previously issued Form 1s issued by the U.S. government questioning or objecting costs billed to them are immaterial to our consolidated balance sheet as of December 31, 2020 as a result of an unfavorable FKTC containers claim ruling. See Note 15 "U.S. Government Matters" for additional information. The amount also includes $29 million and $31 million as of December 31, 2020 and 2019, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolutions occur.

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

The Company established a reserve for unallowable costs associated with open government matters related to the heritage KBR U.S. Government Services business in the amounts of $33 million and $39 million as of December 31, 2020 and 2019, respectively. The balance as of December 31, 2020, is recorded in “Other liabilities.” The balance as of December 31, 2019, is recorded in "Contract liabilities" and "Other liabilities" in the amounts of $27 million and $12 million, respectively.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed arbitration with the American Arbitration Association for all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We lost our claims against the government as referenced below and have exercised our offset or clawback rights as against FKTC in the arbitration. FKTC does not agree with our right of offset and a final hearing will be needed to resolve this issue and our other counterclaims against FKTC. No dates have been set for the final hearing on these matters. Management accrued an amount that it feels is adequate to cover either liability as determined by the panel or a negotiated settlement with FKTC on this matter.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more were expected to occur in early 2020 but have been postponed due to COVID-19. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted it remains an option on appeal.  The deadline for all fact discovery and depositions has been extended due to COVID-19 travel restrictions and related delays and discovery continues. We believe the allegations of fraud by the relators are without merit and, as of December 31, 2020, no amounts have been accrued.

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

Discovery for this complaint is now complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court recently ruled on various discovery motions allowing one additional deposition to take place. KBR and the U.S government have filed various dispositive motions which are currently pending. As of December 31, 2020, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a decision was issued on September 1, 2020. Although the court agreed with KBR that the wrong legal standard was applied by the trial court, the appellate court made its own fact findings on damages based on an incomplete record and denied KBR any recovery. KBR filed a motion for rehearing which was denied and therefore the dispute with the U.S. government has concluded. As of December 31, 2020, we believe our recorded accruals are adequate in the event we are unable to favorably resolve our claims and disputes against the government.

Note 16. Other Commitments and Contingencies

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  Exxon and SSI have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020 the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021 and therefore there is no current risk of enforcement of the judgment.

At this time, we do not believe a risk of material loss is probable related to this matter.  SSI is no longer an existing entity in Chad or the United States.  Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be reimbursable by Exxon based on the applicable contract.

North West Rail Link Project. We participate in an unincorporated joint venture with two partners to provide engineering and design services in relation to the operations, trains and systems of a metro rail project in Sydney, Australia.  The project commenced in 2014 and during its execution encountered delays and disputes resulting in claims and breach notices submitted to the joint venture by the client.  Since November 2018, the client has submitted multiple claims alleging breach of contract and breach of duty by the joint venture in its execution of the services, claiming losses and damages of up to approximately $300 million Australian dollars.  We currently believe the gross of amount of claims significantly exceeds the client’s entitlement as well as the joint venture’s limits of liability under the contract and that claims will be covered by project-specific professional indemnity insurance subject to deductibles.

In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations.  The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but was postponed.  The client submitted an amended statement on May 28, 2020 claiming damages of $301 million Australian dollars but did not provide any detail to support that sum. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract.  As of December 31, 2020, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are still ongoing. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time. The joint venture, joint venture insurers, and client are engaged in discussions concerning potential resolution of the claims.

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

We had been named as a potentially responsible party in various clean-up actions taken by federal and state agencies in the U.S. All of these matters have been settled or resolved and as of December 31, 2020, we have not been named in any additional matters.

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

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim.  Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2020, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $42 million, comprised of $14 million included in "Accrued salaries, wages and benefits," $3 million included in "Other current liabilities" and $25 million included in "Other liabilities" all on our consolidated balance sheets. As of December 31, 2019, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $42 million, comprised of $14 million included in "Accrued salaries, wages and benefits," $2 million included in "Other current liabilities" and $26 million included in "Other liabilities" all on our consolidated balance sheets.

Note 17. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 86% of our lease obligations at December 31, 2020. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The operating ROU asset and current and noncurrent operating lease liabilities are disclosed on our consolidated balance sheets. The finance ROU asset is included in "Property, plant and equipment" and the current and noncurrent finance lease liabilities are included in "Other current liabilities" and "Other liabilities," respectively, on our consolidated balance sheets.

The components of our operating lease costs for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
Dollars in millions	2020	2019
Operating lease cost	$50	$54
Short-term lease cost	112	121
Total lease cost	$162	$175

Operating lease cost includes operating lease ROU asset amortization of $37 million and $38 million for the years ended December 31, 2020 and 2019, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $13 million and $16 million for the years ended December 31, 2020 and 2019, respectively.

Total short-term lease commitments as of December 31, 2020 and 2019 was approximately $107 million and $77 million, respectively. Additional information related to leases was as follows:

	December 31,	December 31,
Dollars in millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$61	$56
Operating cash flows from financing leases	$11	$6
Right-of-use assets obtained in exchange for new operating lease liabilities	$62	$20
Right-of-use assets obtained in exchange for new finance lease liabilities	$34	$13
Weighted-average remaining lease term-operating (in years)	6 years	8 years
Weighted-average remaining lease term-finance (in years)	3 years	3 years
Weighted-average discount rate-operating leases	6.8%	7.6%
Weighted-average discount rate-finance leases	4.7%	5.6%

The following is a maturity analysis of the future undiscounted cash flows associated with our lease liabilities as of December 31, 2020:

	Year
Dollars in millions	2021	2022	2023	2024	2025	Thereafter	Total
Future payments - operating leases	$56	$48	$42	$32	$27	$86	$291
Future payments - finance leases	12	8	3	2	—	—	25
Total future payments - all leases	$68	$56	$45	$34	$27	$86	$316

Dollars in millions	Operating Leases	Finance Leases	Total
Total future payments	$291	$25	$316
Less imputed interest	(61)	(2)	(63)
Present value of future lease payments	$230	$23	$253
Less current portion of lease obligations	(44)	(11)	(55)
Noncurrent portion of lease obligations	$186	$12	$198

Note 18. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2018	$(304)	$(592)	$(14)	$(910)
Other comprehensive income adjustments before reclassifications	(3)	(76)	(11)	(90)
Amounts reclassified from AOCL	(8)	14	7	13
Net other comprehensive income (loss)	(11)	(62)	(4)	(77)
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	36	(130)	(21)	(115)
Amounts reclassified from AOCL	(12)	20	11	19
Net other comprehensive income (loss)	24	(110)	(10)	(96)
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)

Reclassifications out of AOCL, net of tax, by component

Dollars in millions	December 31, 2020	December 31, 2019	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$12	$8	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$12	$8

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(24)	$(17)	See (a) below
Tax benefit	4	3	Provision for income taxes
Net pension and post-retirement benefits	$(20)	$(14)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(13)	$(8)	Other non-operating income
Tax benefit	2	1	Provision for income taxes
Net changes in fair value of derivatives	$(11)	$(7)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 11 to our consolidated financial statements for further discussion.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2018	177.4
Common stock issued	0.9
Balance at December 31, 2019	178.3
Common stock issued	0.8
Balance at December 31, 2020	179.1

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2018	36.5	$817
Treasury stock acquired, net of ESPP shares issued	—	—
Balance at December 31, 2019	36.5	817
Treasury stock acquired, net of ESPP shares issued	1.8	47
Balance at December 31, 2020	38.3	$864

Dividends

We declared dividends totaling $57 million and $46 million in 2020 and 2019, respectively.
Note 19. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of December 31, 2020, $303 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

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

The table below presents information on our annual share repurchases activity under these programs:

	Year ending December 31, 2020
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,823,434	$25.70	$47
Withheld to cover shares	168,671	25.65	4
Total	1,992,105	$25.70	$51

	Year ending December 31, 2019
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—
Withheld to cover shares	194,124	20.59	4
Total	194,124	$20.59	$4

Note 20. Share-based Compensation and Incentive Plans

KBR Stock Plan

In November 2006, KBR established the KBR Stock Plan, which provides for the grant of any or all of the following types of share-based compensation listed below:

•stock options, including incentive stock options and nonqualified stock options;
•stock appreciation rights, in tandem with stock options or freestanding;
•restricted stock;
•restricted stock units;
•cash performance awards; and
•stock value equivalent awards.

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

At December 31, 2020, approximately 5.2 million shares were available for future grants under the KBR Stock Plan, of which approximately 2.1 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. The fair value of options at the date of grant are estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in 2020, 2019 or 2018.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2020.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	1,602,587	$26.74	3.33	$0.87
Granted	—	—
Exercised	(211,531)	19.37
Forfeited	(172,548)	—
Expired	—	26.71
Outstanding at December 31, 2020	1,218,508	$28.02	2.34	$0.58
Exercisable at December 31, 2020	1,218,508	$28.00	2.34	$0.58

The total intrinsic values of options exercised for the years ended December 31, 2020, 2019 and 2018 were $0.1 million, $0.3 million and $0.1 million, respectively. As of December 31, 2020, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. Stock option compensation expense was $0 million in 2020, 2019 and 2018.  Total income tax benefit recognized in net income for share-based compensation arrangements was $0 million in 2020, 2019 and 2018.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2020 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2019	1,230,045	$17.37
Granted	567,237	26.66
Vested	(504,831)	17.41
Forfeited	(104,972)	20.10
Nonvested shares at December 31, 2020	1,187,479	$21.54

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2020, 2019 and 2018 was $26.66, $19.01 and $15.93, respectively. Restricted stock compensation expense was $12 million for 2020, $12 million for 2019 and $10 million for 2018.  Total income tax benefit recognized in net income for share-based compensation arrangements during 2020, 2019 and 2018 was $3 million, $3 million, and $2 million, respectively. As of December 31, 2020, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.99 years. The total fair value of shares vested was $13 million in 2020, $14 million in 2019 and $10 million in 2018 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $9 million in 2020, $11 million in 2019 and $10 million in 2018 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $3 million recorded to cost of revenues and $9 million to selling, general, and administrative expenses on our consolidated statements of operations. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital, and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31,
Dollars in millions	2020	2019	2018
Share-based compensation	$12	$12	$10
Income tax benefit recognized in net income for share-based compensation	$3	$3	$2
Incremental compensation cost	$1	$—	$1

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the Company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2020, 2019 and 2018, performance is based 50% on average Total Shareholder Return ("TSR"), as compared to the average TSR of KBR’s peers, and 50% on KBR’s Job Income Sold ("JIS"). In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The JIS calculation is based on the Company's JIS earned at a target level averaged over a three year period. The JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2020, we granted 19 million performance based award units ("Cash Performance Awards") with a 3-year performance period from January 1, 2020 to December 31, 2022. In 2019, we granted 19 million Cash Performance Awards with a three-year performance period from January 1, 2019 to December 31, 2021. In 2018, we granted 18 million Cash Performance Awards with a three-year performance period from January 1, 2018 to December 31, 2020. Cash Performance Awards forfeited, net of previous plan payout, totaled 7 million units, 3 million units, and 3 million units during the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, the outstanding balance for Cash Performance Awards is 46 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2020, 2019 and 2018, we recognized $17 million, $34 million and $15 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $21 million recorded within "Accrued salaries, wages and benefits" and $17 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2020. The liability for Cash Performance Awards includes $27 million recorded within "Accrued salaries, wages and benefits, and $23 million recorded within "Employee compensation and benefits" on our consolidated balance sheets as of December 31, 2019.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2020 and 2019, our employees purchased approximately 182,000 and 166,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 21. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Shares in millions	2020	2019	2018
Basic weighted average common shares outstanding	142	141	140
Stock options, restricted shares, and convertible debt	—	1	1
Diluted weighted average common shares outstanding	142	142	141

    For purposes of applying the two-class method in computing income (loss) per share, net earnings allocated to participating securities was none for fiscal year 2020, $1.5 million, or $0.01 per share for fiscal year 2019, and $1.8 million, or $0.01 per share for fiscal year 2018. The diluted income (loss) per share calculation did not include 1.1 million, 1.3 million, and 1.5 million antidilutive weighted average shares for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 22. Fair Value of Financial Instruments and Risk Management

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

The carrying amount of cash and equivalents, accounts receivable and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short-term maturities of these financial instruments. The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets are provided in the following table.

		December 31, 2020		December 31, 2019
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$285	$285	$176	$176
Term Loan B	Level 2	516	517	756	764
Convertible Notes	Level 2	350	480	350	466
Senior Notes	Level 2	250	262	—	—
Senior Credit Facility	Level 2	260	260	—	—
Nonrecourse project debt	Level 2	7	7	18	18

See Note 12 "Debt and Other Credit Facilities" for further discussion of our term loans, convertibles notes, and nonrecourse project debt.

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

As of December 31, 2020, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $85 million, all of which had durations of 15 days or less. We also had approximately $4 million (gross notional value) of cash flow hedges which had durations of 7 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our consolidated balance sheets was immaterial at December 31, 2020, and 2019, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Years ended December 31,
Gains (losses) dollars in millions	2020	2019
Balance Sheet Hedges - Fair Value	$(5)	$1
Balance Sheet Position - Remeasurement	9	3
Net	$4	$4

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR based loans into fixed-rate loans. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive one-month LIBOR and pays monthly a fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive a one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps.  Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at December 31, 2020 was $33 million, of which $15 million is included in "Other current liabilities" and $18 million is included "Other liabilities." The unrealized net losses on these interest rate swaps was $33 million and included in "AOCL" as of December 31, 2020. The fair value of the interest rate swaps at December 31, 2019 was $21 million, of which $8 million is included in "Other current liabilities" and $13 million is included in "Other liabilities". The unrealized net losses on these interest rate swaps was $21 million and included in "AOCL" as of December 31, 2019.

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

At December 31, 2020, our ES and TS business segments that are subject to credit risk reported approximately $409 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $13 million. Although there continues to be an economic disruption resulting from the impact of COVID-19 and the decline in energy markets in 2020, changes in our credit loss reserve were not material for the year ended December 31, 2020. Based on an aging analysis at December 31, 2020, 82% of our accounts receivable related to these segments were outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. The receivables sold under the agreements do not allow for recourse if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amount. The Company has derecognized $779 million of accounts receivables from the balance sheet under these agreements as of December 31, 2020. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in “Other non-operating (loss) income” on the consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

Year Ended
Dollars in millions	December 31, 2020
Sale of receivables	$779
Settlement of receivables	(647)
Cash collection, not yet remitted	(20)
Outstanding balances sold to financial institutions	$112

On September 21, 2020, the Company entered into a Master Accounts Receivable Purchase Agreement (the “RPA”) with MUFG Bank, Ltd. (“MUFG”), which provides for the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the RPA are without recourse for any credit risk or financial inability to pay any of the customers. The RPA has an initial term of one year, which will automatically renew annually unless terminated by either party. During the year ended December 31, 2020, the Company sold certain receivables totaling $723 million under the RPA.

Note 23. Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of the Interbank Offered Rate Transition on Financial Reporting to provide optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) – Scope, to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the future impact of adoption of this standard.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity's Own Equity. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. We are currently evaluating the future impact of adoption of this standard.

In September 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities. This ASU includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. These SEC changes are intended to both improve the quality of disclosure and increase the likelihood that issuers will conduct debt offerings on a registered basis. For public entities, this ASU is effective on January 4, 2021, and voluntary compliance with the final amendments in advance will be permitted. We are currently evaluating our transition to comply with this SEC amendment.

Note 24. Quarterly Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 is presented in the following table. In the following table, the sum of basic and diluted “Net income attributable to KBR per share” for the four quarters may differ from the annual amounts due to the required method of computing weighted average number of shares in the respective periods. Additionally, due to the effect of rounding, the sum of the individual quarterly earnings per share amounts may not equal the calculated year earnings per share amount.

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2020
Total revenues	$1,537	$1,385	$1,379	$1,466	$5,767
Gross profit	186	142	172	166	666
Equity in earnings of unconsolidated affiliates	1	16	13	—	30
Operating income	(69)	(12)	93	45	57
Net income	(84)	(39)	52	20	(51)
Net income attributable to noncontrolling interests	(20)	—	—	(1)	(21)
Net income attributable to KBR	(104)	(39)	52	19	(72)
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$(0.73)	$(0.28)	$0.36	$0.14	$(0.51)
Net income attributable to KBR per share—Diluted	$(0.73)	$(0.28)	$0.36	$0.13	$(0.51)

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	Year
2019
Total revenues	$1,340	$1,422	$1,425	$1,452	$5,639
Gross profit	153	160	169	171	653
Equity in earnings of unconsolidated affiliates	—	15	9	11	35
Operating income	78	92	104	88	362
Net income	42	50	58	59	209
Net income attributable to noncontrolling interests	(2)	(2)	(2)	(1)	(7)
Net income attributable to KBR	40	48	56	58	202
Net income attributable to KBR per share:
Net income attributable to KBR per share—Basic	$0.28	$0.34	$0.39	$0.41	$1.42
Net income attributable to KBR per share—Diluted	$0.28	$0.34	$0.39	$0.40	$1.41

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2020.

As disclosed in Note 4 to our consolidated financial statements, we acquired Centauri Platform Holdings, LLC and Scientific Management Associates (Operations) Pty Ltd during 2020. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired businesses, we excluded these acquisitions from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2020. These acquisitions comprised approximately $246 million of our consolidated total assets as of December 31, 2020 and $146 million of our consolidated revenues for the year ended December 31, 2020. We are in the process of integrating these businesses into our overall internal controls over financial reporting and plan to include them in our scope for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Centauri Platform Holdings, LLC and Scientific Management Associates (Operations) Pty Ltd during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, these acquired businesses’ internal control over financial reporting associated with total assets of $246 million and total revenues of $146 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these acquired businesses.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2021 Annual Meeting of Stockholders.

KBR has adopted a “code of ethics,” as defined in Item 406(b) of SEC Regulation S-K. KBR’s code of ethics, known as the Code of Business Conduct, applies to all directors, officers, and employees of KBR, including our principal executive officer, principal financial officer, principal accounting officer, and controllers, and also applies to all employees of KBR’s agents. The Code of Business Conduct is available on our website, www.kbr.com. KBR intends to satisfy the disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Business Conduct by posting such information on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2021 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.	The consolidated financial statements of KBR listed on page 61 of this annual report on Form 10-K.
2.	The exhibits of KBR listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

2.1†
Agreement and Plan of Merger by and among Wyle Inc., KBR Holdings, LLC, Road Runner Merger Sub, Inc., and CSC Shareholder Services LLC dated as of May 18, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 001-33146)

2.2†
Purchase and Sale Agreement by and among Honeywell International Inc., Honeywell Technology Solutions Inc., and KBR Holdings, LLC dated as of August 12, 2016 (incorporated by reference to Exhibit 2.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 001-33146)

2.3†
Equity Purchase Agreement, dated as of February 22, 2018, by and among KBRwyle Technology Solutions, LLC, Kamco Holdings, Inc., the shareholders of Kamco Holdings, Inc., SGT, Inc., and Kamal S. Ghaffarian, in his capacity as Sellers’ Representative and Sellers’ Guarantor (incorporated by reference to Exhibit 2.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

2.4†
Agreement and Plan of Merger, dated as of August 17, 2020, by and among KBR Wyle Services, LLC, Astrid Merger Sub, LLC, Centauri Platform Holdings, LLC and Centauri ACP Holdings, LLC, in its capacity as representative for the Equityholders (incorporated by reference to Exhibit 2.1 to KBR’s Current Report on Form 8-K filed on August 19, 2020; File No. 001-33146)

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

4.3	Form of 2.50% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

4.4*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.5
Indenture, dated September 30, 2020, by and among KBR, Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to KBR’s Current Report on Form 8-K filed on October 5, 2020; File No. 001-33146)

4.6	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to KBR’s Current Report on Form 8-K filed on October 5, 2020; File No. 001-33146)

4.7
First Supplemental Indenture, dated as of January 6, 2021, by and among KBR Inc., the guarantors named therein and Citibank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to KBR’s Current Report on Form 8-K filed on January 6, 2021; File No. 001-33146)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Employee Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.4
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.5
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.6
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 27, 2018; File No. 001-33146)

10.7
First Amendment to Credit Agreement, dated November 12, 2018, among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 13, 2018; File No. 001-33146)

10.8
Amendment No. 2 to Credit Agreement, dated as of February 7, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated February 12, 2020; File No. 001-33146)

10.9
Amendment No. 3 to Credit Agreement, dated as of July 2, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated July 8, 2020; File No. 001-33146)

10.10
Amendment No. 4 to Credit Agreement, dated as of September 14, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s Current Report on Form 8-K dated September 14, 2020; File No. 001-33146)

10.11
Guaranty Agreement dated as of May 18, 2016 by and between KBR, Inc. in favor of Wyle Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 001-33146)

10.12
Guaranty Agreement dated as of August 12, 2016 by and between KBR, Inc. in favor of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 001-33146)

10.13
Guaranty, dated as of February 22, 2018, by and between KBR, Inc. and Kamco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.14
Commitment Letter, effective as of February 22, 2018, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KBR, Inc. (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.15
Purchase Agreement, dated November 12, 2018, among KBR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.16
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.17
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.18
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.19
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.20
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Warrant Transactions (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.21
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.22+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive proxy statement dated April 5, 2012; File No. 001-33146)

10.23+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 001-33146)

10.24+	KBR Dresser Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to KBR’s registration statement on Form S-8 filed on April 13, 2007)

10.25+	KBR Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed April 13, 2007; File No. 001-33146)

10.26+
KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.27 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2019; File No. 001-33146)

10.27+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed December 17, 2013; File No. 001-33146)

10.28+
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

10.30+
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

10.32+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 001-33146)

10.33+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K dated April 9, 2014; File No. 001-33146)

10.34+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 001-33146)

10.35+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed December 13, 2016; File No. 001-33146)

10.36+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.47 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.37+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.48 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.38+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.49 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.39+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.50 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.40+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.51 to KBR’s annual report on Form 10-K for the year ended December 31, 2017; File No. 001-33146)

10.41+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.61 to KBR’s quarterly report on Form 10Q for the period ended March 31, 2019; File No. 001-33146)

10.42+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.62 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.43+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.63 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.44+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.64 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.45+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.65 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.46+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.47+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.48+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.49+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.50+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.51+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.52+
KBR, Inc. Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.53+
KBR, Inc. Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

*10.54+	Form of Severance and Change in Control Agreement

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101	The following materials from KBR annual report on Form 10-K for the period ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contracts or compensatory plans or arrangements

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. KBR agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Filed with this annual report on Form 10-K

**	Furnished with this annual report on Form 10-K

***	Interactive data files

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.
(Registrant)

By:	/s/ Stuart J. B. Bradie
Stuart J. B. Bradie
President and Chief Executive Officer
Dated: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart J. B. Bradie	Principal Executive Officer,
Stuart J. B. Bradie	President, Chief Executive Officer and Director

/s/ Mark W. Sopp	Principal Financial Officer,
Mark W. Sopp	Executive Vice President and Chief Financial Officer

/s/ Shad E. Evans	Principal Accounting Officer,
Shad E. Evans	Senior Vice President of Finance Operations

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ James R. Blackwell	Director
James R. Blackwell

/s/ Lynn A. Dugle	Director
Lynn A. Dugle

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Wendy M. Masiello	Director
Wendy M. Masiello

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Umberto della Sala	Director
Umberto della Sala

Dated: February 25, 2021

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts
The table below presents valuation and qualifying accounts for continuing operations.

(Dollars in Millions)		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2020:
Deducted from accounts and notes receivable:
Allowance for credit losses	$14	$11	$—		$(12)	(a)	$13
Reserve for losses on uncompleted contracts	$10	$14	$—		$(8)		$16
Reserve for potentially disallowable costs incurred under government contracts	$58	$24	$—		$(28)		$54
Year ended December 31, 2019:
Deducted from accounts and notes receivable:
Allowance for credit losses	$9	$13	$3	(c)	$(11)	(a)	$14
Reserve for losses on uncompleted contracts	$6	$12	$—		$(8)		$10
Reserve for potentially disallowable costs incurred under government contracts	$55	$5	$—		$(2)		$58
Year ended December 31, 2018:
Deducted from accounts and notes receivable:
Allowance for credit losses	$12	$3	$—		$(6)	(a)	$9
Reserve for losses on uncompleted contracts	$15	$9	$—		$(18)		$6
Reserve for potentially disallowable costs incurred under government contracts	$60	$13	$2	(b)	$(20)		$55

(a)Receivable write-offs, net of recoveries
(b)Reserves of $2 million were recorded in the 2018 acquisition of SGT
(c)Reserves of $3 million was recorded as a reduction in revenue

See accompanying report of independent registered public accounting firm.