Form 10-Q
period 2021-03-31
KBR, INC.
filed 2021-04-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

As of April 22, 2021, there were 141,346,199 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our 2020 Annual Report on Form 10-K contained in Part I under "Risk Factors" and the risk factors and other cautionary statements contained in our other filings with the SEC.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
C4ISR	Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
HETs	Heavy equipment transporters
ICC	International Chamber of Commerce
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SFO	U.K. Serious Fraud Office
SMA	Scientific Management Associates (Operations) Pty Ltd
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$1,461	$1,537
Cost of revenues	(1,293)	(1,351)
Gross profit	168	186
Equity in earnings of unconsolidated affiliates	12	1
Selling, general and administrative expenses	(89)	(97)
Acquisition and integration related costs	(1)	—
Goodwill impairment	—	(62)
Restructuring charges and asset impairments	—	(116)
(Loss) gain on disposition of assets and investments	(1)	19
Operating income (loss)	89	(69)
Interest expense	(22)	(23)
Other non-operating (expense) income	(3)	7
Income (loss) before income taxes and noncontrolling interests	64	(85)
(Provision) benefit for income taxes	(16)	1
Net income (loss)	48	(84)
Net income attributable to noncontrolling interests	(1)	(20)
Net income (loss) attributable to KBR	$47	$(104)
Net income (loss) attributable to KBR per share:
Basic	$0.33	$(0.73)
Diluted	$0.33	$(0.73)
Basic weighted average common shares outstanding	141	142
Diluted weighted average common shares outstanding	144	142
Cash dividends declared per share	$0.11	$0.10
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$48	$(84)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(82)
Pension and post-retirement benefits	9	6
Changes in fair value of derivatives	19	(22)
Other comprehensive income (loss)	35	(98)
Income tax (expense) benefit:
Foreign currency translation adjustments	—	—
Pension and post-retirement benefits	(2)	(1)
Changes in fair value of derivatives	(4)	5
Income tax (expense) benefit	(6)	4
Other comprehensive income (loss), net of tax	29	(94)
Comprehensive income (loss)	77	(178)
Less: Comprehensive income attributable to noncontrolling interests	(1)	(20)
Comprehensive income (loss) attributable to KBR	$76	$(198)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$445	$436
Accounts receivable, net of allowance for credit losses of $14 and $13	877	899
Contract assets	182	178
Other current assets	124	121
Total current assets	1,628	1,634
Claims and accounts receivable	31	30
Property, plant, and equipment, net of accumulated depreciation of $424 and $419 (including net PPE of $24 and $24 owned by a variable interest entity)	132	130
Operating lease right-of-use assets	147	154
Goodwill	1,761	1,761
Intangible assets, net of accumulated amortization of $246 and $228	668	683
Equity in and advances to unconsolidated affiliates	886	881
Deferred income taxes	271	297
Other assets	151	135
Total assets	$5,675	$5,705
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$600	$574
Contract liabilities	299	356
Accrued salaries, wages and benefits	290	283
Nonrecourse project debt	5	5
Operating lease liabilities	43	44
Other current liabilities	182	193
Total current liabilities	1,419	1,455
Pension obligations	363	381
Employee compensation and benefits	93	110
Income tax payable	97	96
Deferred income taxes	11	26
Nonrecourse project debt	2	2
Long-term debt	1,586	1,584
Operating lease liabilities	180	186
Other liabilities	249	256
Total liabilities	4,000	4,096
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 179,631,779 and 179,087,655 shares issued, and 141,267,027 and 140,766,052 shares outstanding, respectively	—	—
PIC	2,230	2,222
Retained earnings	1,336	1,305
Treasury stock, 38,364,752 shares and 38,321,603 shares, at cost, respectively	(866)	(864)
AOCL	(1,054)	(1,083)
Total KBR shareholders’ equity	1,646	1,580
Noncontrolling interests	29	29
Total shareholders’ equity	1,675	1,609
Total liabilities and shareholders’ equity	$5,675	$5,705
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.11/share)	(16)	—	(16)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other	(1)	—	—	—	—	(1)
Net income	48	—	47	—	—	1
Other comprehensive income, net of tax	29	—	—	—	29	—
Balance at March 31, 2021	$1,675	$2,230	$1,336	$(866)	$(1,054)	$29

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	2	2	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.10/share)	(14)	—	(14)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	(6)	—	—	—	—	(6)
Net loss	(84)	—	(104)	—	—	20
Other comprehensive loss, net of tax	(94)	—	—	—	(94)	—
Balance at March 31, 2020	$1,654	$2,210	$1,316	$(819)	$(1,081)	$28
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$48	$(84)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38	27
Equity in earnings of unconsolidated affiliates	(12)	(1)
Deferred income tax	7	(10)
Loss (gain) on disposition of assets	1	(19)
Goodwill impairment	—	62
Asset impairments	—	64
Other	11	1
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	24	(169)
Contract assets	(3)	15
Accounts payable	33	125
Contract liabilities	(62)	(59)
Accrued salaries, wages and benefits	9	31
Payments on operating lease obligation	(15)	(15)
Payments from unconsolidated affiliates, net	7	7
Distributions of earnings from unconsolidated affiliates	8	4
Pension funding	(11)	(11)
Restructuring reserve	(7)	29
Other assets and liabilities	(26)	44
Total cash flows provided by operating activities	$50	$41
Cash flows from investing activities:
Purchases of property, plant and equipment	$(6)	$(2)
Investments in equity method joint ventures	(3)	—
Acquisition of businesses, net of cash acquired	—	(9)
Acquisition of technology license	(7)	—
Other investment	(6)	—
Total cash flows used in investing activities	$(22)	$(11)
Cash flows from financing activities:
Borrowings on long-term debt	—	113
Payments on short-term and long-term borrowings	(7)	(252)
Debt issuance costs	—	(3)
Payments of dividends to shareholders	(14)	(11)
Net proceeds from issuance of common stock	4	2
Payments to reacquire common stock	(4)	(4)
Payment of contingent consideration liability	(1)	—
Total cash flows used in financing activities	$(22)	$(155)
Effect of exchange rate changes on cash	3	(21)
Increase (decrease) in cash and equivalents	9	(146)
Cash and equivalents at beginning of period	436	712
Cash and equivalents at end of period	$445	$566
Noncash financing activities
Dividends declared	$16	$14

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2020 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2021 and the results of our operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020.

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2020 Annual Report on Form 10-K.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.
Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 8 to our condensed consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Segment Reorganization

Effective January 1, 2021, we implemented a strategic change to the structure of our internal organization and transitioned from a three-core business segment model to a two-core business segment model comprised of Government Solutions and Sustainable Technology Solutions. The new Sustainable Technology Solutions segment is anchored by our innovative, proprietary process technologies. It also includes our highly synergistic advisory practice focused on energy transition and net-zero carbon emission consulting as well as the technology-led industrial solutions focused on innovative digital operations and maintenance ("O&M") solutions and advanced remote operations capabilities to improve throughput, reliability and environmental sustainability. Infusing high-end, sustainability expertise, client relationships and innovative, technology-led O&M solutions into Sustainable Technology Solutions is expected to increase resilience, generate new opportunities, simplify the business model and better position us to deliver its offerings across a broader industrial base.

Effective January 1, 2021, we reorganized our reportable segments and businesses as follows:

•Government Solutions includes the following four business units: Defense & Intel, formerly the Defense Systems Engineering and Centauri businesses; Science & Space, formerly called Space & Mission Solutions; Readiness & Sustainment, formerly called Logistics; and International.
•Sustainable Technology Solutions, includes Energy Solutions segment, Technology Solutions segment, and Non-strategic Business segment, with the exception of our Australian infrastructure business which moved to GS International in our Government Solutions segment.
•Other

We have presented our segment results reflecting these changes for all periods presented. See Note 2 to our condensed consolidated financial statements for further discussion on our segments.

The following should be read together with Revenue Recognition in our significant accounting policies as detailed in "Note 1. Significant Accounting Policies" of our 2020 Annual Report on Form 10-K.

Revenue Recognition

Contract Types

The Company performs work under contracts that broadly consists of fixed-price, cost-reimbursable, time-and-materials, or a combination of the three.

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

Time-and-materials contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor. The rates cover the cost of direct labor, indirect expense and fee. These contracts can also allow for reimbursement of cost of material plus a fee, if applicable. In US Government contracting, this type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. With respect to time-and-materials contracts, we assume the price risk because our costs of performance may exceed negotiated hourly rates. In commercial and non-US government contracting, this contract is generally used for defined and non-defined scope contracts where there is a higher degree of uncertainty and risks as to the scope of work. These types of contracts may also provide for a guaranteed maximum price where the total cost plus the fee cannot exceed an agreed upon guaranteed maximum price or not-to-exceed provisions.

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead, and general and administrative expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it generally requires us to use our best efforts to accomplish the scope of the work within a specified time and budget. Cost-reimbursable contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (FAR) and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

See Note 3 to our condensed consolidated financial statements for further discussion of our revenue by contract type.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of March 31, 2021, and December 31, 2020, are presented below:

	March 31,	December 31,
Dollars in millions	2021	2020
Current maturities of long-term debt	$12	$12
Reserve for estimated losses on uncompleted contracts	16	16
Retainage payable	13	22
Income taxes payable	11	16
Restructuring reserve	28	32
Value-added tax payable	31	29
Dividend payable	16	14
Other miscellaneous liabilities	55	52
Total other current liabilities	$182	$193

Note 2. Business Segment Information

We provide a wide range of professional services and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. We are organized into two core business segments, Government Solutions and Sustainable Technology Solutions and one non-core business segment as described below:
Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR services cover the full spectrum from research and development, through systems engineering, intel, cyber analytics, space domain awarenesses, test and evaluation, systems integration and program management, to operations support, readiness and logistics.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our innovative, proprietary process technologies that span ammonia/syngas/fertilizers, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also includes our highly synergistic advisory and consulting practice focused on energy transition and net-zero carbon emission consulting, our high-end engineering and professional services offerings, as well as our technology-led industrial solutions focused on innovative digital operations and maintenance solutions and advanced remote operations capabilities to improve throughput, reliability, environmental sustainability, and ultimately profitability. From early planning through scope definition, advanced technologies and project life-cycle support, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended
	March 31,
	2021	2020
Dollars in millions
Revenues:
Government Solutions	$1,164	$982
Sustainable Technology Solutions	297	555
Total revenues	$1,461	$1,537

Gross profit:
Government Solutions	$116	$129
Sustainable Technology Solutions	52	57
Total gross profit	$168	$186

Equity in earnings of unconsolidated affiliates:
Government Solutions	$7	$5
Sustainable Technology Solutions	5	(4)
Total equity in earnings of unconsolidated affiliates	$12	$1

Selling, general and administrative expenses:
Government Solutions	$(49)	$(41)
Sustainable Technology Solutions	(14)	(24)
Other	(26)	(32)
Total selling, general and administrative expenses	$(89)	$(97)

Acquisition and integration related costs	(1)	—
Goodwill impairment	—	(62)
Restructuring charges and asset impairments	—	(116)
(Loss) gain on disposition of assets and investments	(1)	19
Operating income (loss)	$89	$(69)
Interest expense	(22)	(23)
Other non-operating (expense) income	(3)	7
Income (loss) before income taxes and noncontrolling interests	$64	$(85)

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2021	2020

Government Solutions
Science & Space	$247	$237
Defense & Intel	351	205
Readiness & Sustainment	329	286
International	237	254
Total Government Solutions	1,164	982

Sustainable Technology Solutions	297	555

Total revenue	$1,461	$1,537

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD and intelligence agencies, NASA, and other federal civilian agencies and is reported as Science & Space, Defense & Intel, and Readiness & Sustainment.  Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended March 31, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$749	$113	$862
Middle East	133	44	177
Europe	173	44	217
Australia	77	5	82
Canada	—	—	—
Africa	19	20	39
Asia	—	51	51
Other countries	13	20	33
Total revenue	$1,164	$297	$1,461

	Three Months Ended March 31, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$513	$249	$762
Middle East	187	64	251
Europe	190	59	249
Australia	58	29	87
Canada	—	26	26
Africa	19	23	42
Asia	—	68	68
Other countries	15	37	52
Total revenue	$982	$555	$1,537

Many of our contracts contain cost reimbursable, time-and-materials, and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended March 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$689	$—	$689
Time-and-Materials	212	190	402
Fixed Price	263	107	370
Total revenue	$1,164	$297	$1,461

	Three Months Ended March 31, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$583	$—	$583
Time-and-Materials	124	404	528
Fixed Price	275	151	426
Total revenue	$982	$555	$1,537

Performance Obligations and Contract Liabilities

We recognized revenue from performance obligations satisfied in previous periods of $18 million and $28 million for the three months ended March 31, 2021 and 2020, respectively.

On March 31, 2021, we had $11.6 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 30% of our remaining performance obligations as revenue within one year, 34% in years two through five, and 36% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. Remaining performance obligations does not include variable consideration that was determined to be constrained as of March 31, 2021.

We recognized revenue of $107 million for the three months ended March 31, 2021, which was previously included in the contract liability balance at December 31, 2020.

Accounts Receivable

	March 31,	December 31,
Dollars in millions	2021	2020
Unbilled	$458	$476
Trade & other	419	423
Accounts receivable	$877	$899
Note 4. Acquisitions

Centauri Platform Holdings, LLC

On October 1, 2020, we acquired Centauri for $830 million subject to certain working capital, net debt and other post-closing adjustments, if applicable. As of March 31, 2021, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of our tax returns and settlement of net working capital adjustments with the seller. The Company recognized goodwill of $576 million primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $226 million were recognized and comprised of customer relationships and backlog, which will be amortized over a weighted-average period of 13 years. There were no changes to the fair value of assets acquired and liabilities as reported in our 2020 Annual Report on Form 10-K. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill and stepped-up acquired intangibles were not deductible for tax purposes.

During the three months ended March 31, 2021, the Company recognized direct, incremental costs related to this acquisition of $1 million, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations. The acquired Centauri business contributed $132 million of revenues and $17 million of gross profit for the three months ended March 31, 2021.

The following supplemental pro forma, combined financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Centauri as though it had been acquired on January 1, 2019. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisition, significant nonrecurring transactions and acquisition related transaction costs. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2019, nor is it indicative of future results of operations.

Three Months Ended March 31, 2020
(Unaudited)
Revenue	$1,667
Net income attributable to KBR	$(104)
Diluted earnings per share	$(0.73)

Scientific Management Associates (Operations) Pty Ltd

On March 6, 2020, we acquired certain assets and assumed certain liabilities related to the government defense business of Scientific Management Associates (Operations) Pty Ltd ("SMA"). The acquired business of SMA provides technical training services to the Royal Australian Navy and is reported within our GS business segment. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $13 million, less purchase price adjustments totaling $4 million resulting in net cash consideration paid of $9 million. We recognized goodwill of $12 million arising from the acquisition, which relates primarily to future growth opportunities to expand services provided to the Royal Australian Navy. During Q1 2021, contingent consideration liability that was recorded at the time of acquisition was settled for $1 million.

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

The components of our cash and equivalents balance are as follows:

	March 31, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$216	$75	$291
Short-term investments (c)	3	—	3
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	151	—	151
Total	$370	$75	$445

	December 31, 2020
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$228	$54	$282
Short-term investments (c)	3	—	3
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	151	—	151
Total	$382	$54	$436

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

Note 6. Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	March 31, 2021	March 31, 2020
Amounts included in project estimates-at-completion at January 1,	$1,048	$978
(Decrease) increase in project estimates	(9)	2
Approved change orders	(11)	(6)
Foreign currency effect	5	(102)
Amounts included in project estimates-at-completion at March 31,	$1,033	$872
Amounts recognized over time based on progress at March 31,	$1,033	$872

As of March 31, 2021 and 2020, the predominant component of change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and claims associated with the Ichthys LNG Project discussed below.
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

Ichthys LNG Project

Project Status

We have a 30% ownership interest in the JKC joint venture, which was contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The contract between JKC and its client is a hybrid contract containing both cost-reimbursable and fixed-price (including unit-rate) scopes. We, along with our joint venture partners, are jointly and severally liable to the client.
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

In September 2020, JKC (1) sought a Summary Determination from the arbitration tribunal effecting a stay of the repayment date of December 31, 2020 (“Sunset Date”); and (2) presented specific legal arguments to ultimately resolve the Funding Deed without the need for a full factual enquiry.

In a partial award in December 2020, the arbitration tribunal held that it could not decide the merits of the Funding Deed issue without hearing further evidence on factual issues. No determination was reached as to the actual position on entitlement and no decision has been rendered on reimbursable subcontractor settlement costs covered by the Funding Deed. In reaching this decision the arbitration tribunal also decided in its partial award that it did not have authority to stay JKC’s repayment of the funds under the Funding Deed following the passage of the Sunset Date. As the issues raised in the Funding Deed arbitration remained unresolved as of March 31, 2021, JKC could be required to refund sums funded by the client under the terms of the Funding Deed. JKC continues to assert that the subcontractor settlement sums were properly incurred and represent reimbursable costs.

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

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $158 million and $157 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are subject to currency fluctuation risk and possible applicable taxes.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at March 31, 2021. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

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

In March 2017, JKC prevailed in a legal action against the Consortium requiring the return of materials, drawings and tools following their unauthorized removal from the site by the Consortium. After taking over the work, JKC discovered incomplete and defective engineering designs, defective workmanship on the site, missing, underreported and defective materials and the improper termination of key vendors/suppliers. JKC's investigations also indicate that progress of the work claimed by the Consortium was over-reported. JKC has completed the Consortium's work and the incurred costs significantly exceed the awarded fixed-price subcontract value. JKC's cost to complete the Power Plant includes re-design efforts, additional materials and significant re-work.

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

As of March 31, 2021, JKC's claims against the Consortium were approximately $1.8 billion (net of bonds and remaining lump sum contract value) for recovery of JKC's costs. The opening hearing of the power plant arbitration was held in April 2021. The final hearing is expected to be held in April and May 2022. The previous hearing dates were vacated due to the COVID-19 delay and the current dates may continue to be impacted by the COVID-19 pandemic.
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
Other Matters

JKC is entitled to an amount of profit and overhead (“TRC Fee”) which is a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by JKC and its client. At the time of the contract, JKC and its client agreed to postpone the fixing of the TRC until after a specific milestone in the project had been achieved. Although the milestone was achieved, JKC and its client have been unable to reach agreement on the TRC. This matter was taken to arbitration in 2017. A decision was issued in December 2017 concluding that the TRC should be determined based on project estimate information available at April 2014. JKC has included an estimate for the TRC Fee in its determination of profit at completion at March 31, 2021, based on the contract provisions and the decision from the December 2017 arbitration. JKC has submitted the revised estimate of the TRC Fee to the client. The parties have not agreed to the revised estimate, and JKC has started an additional arbitration on this dispute.

In late 2019, the International Chamber of Commerce consolidated the Funding Deed arbitration, TRC arbitration and certain other claims asserted by JKC along with claims asserted by its client. Pursuant to a recent procedural order, the client is expected to file a detailed statement of its claim in August 2021. The arbitration panel has been constituted but a hearing date has not been scheduled.

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

As of March 31, 2021, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client.

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

See Note 8 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion regarding our equity method investment in JKC.

Note 7. Restructuring Charges

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan was designed to refine our market focus, optimize costs, and improve operational efficiencies. The restructuring charges were substantially completed in 2020 and the details of the restructuring charges and asset impairments incurred through fiscal year 2020 are provided in the table below. No additional charges were incurred for the three months ended March 31, 2021.

Dollars in millions	Severance	Lease Abandonment	Other	Total Restructuring Charges	Asset Impairments	Total Restructuring Charges & Asset Impairments
Government Solutions	$2	$—	$—	$2	$—	$2
Sustainable Technology Solutions	29	4	6	39	49	88
Other	1	54	20	75	49	124
Total	$32	$58	$26	$116	$98	$214

The restructuring liability at March 31, 2021 was $84 million, of which $28 million is included in "Other current liabilities" and $56 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance	Lease Abandonment	Other	Total
Balance at January 1, 2021	$15	$52	$24	$91
Cash payments / settlements during the period	(4)	(2)	(1)	(7)
Currency translation and other adjustments	(1)	2	(1)	—
Balance at March 31, 2021	$10	$52	$22	$84

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
Dollars in millions
Beginning balance at January 1,	$881	$846
Equity in earnings of unconsolidated affiliates	12	30
Distributions of earnings of unconsolidated affiliates	(8)	(38)
Advances to (payments from) unconsolidated affiliates, net	(7)	(15)
Investments (a)	3	26
Impairment of equity method investments (b)	—	(19)
Foreign currency translation adjustments	6	50
Other	(1)	1
Ending balance	$886	$881

(a)Investments include $3 million and $24 million in funding contributions to JKC for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.
(b)During the year ended December 31, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East, and a $6 million impairment related to other equity method investments.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE, any amounts owed to us for services we may have provided to the VIE, and any amounts that we may be contractually or constructively obligated to fund in the future reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. As of March 31, 2021, we do not project any material losses related to these joint venture projects. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	March 31, 2021
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$10	$8
Aspire Defence Limited	$63	$5
JKC joint venture (Ichthys LNG project)	$595	$30
U.K. Roads project joint ventures	$59	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$32	$1

	December 31, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$11	$9
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$606	$44
U.K. Roads project joint ventures	$59	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$31	$1

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the three months ended March 31, 2021 and 2020, our revenues included $79 million and $147 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and two other joint ventures within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2021, and December 31, 2020 are as follows:

	March 31,	December 31,
Dollars in millions	2021	2020
Accounts receivable, net of allowance for credit losses	$50	$83
Contract assets (a)	$1	$2
Contract liabilities (a)	$35	$53

(a)Reflects contract assets and contract liabilities related to joint ventures within our GS and STS business segments.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	March 31, 2021
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$40	$13
Aspire Defence subcontracting entities (Aspire Defence project)	$445	$199

Dollars in millions	December 31, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$18
Aspire Defence subcontracting entities (Aspire Defence project)	$448	$205

Note 9. Retirement Benefits

The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Interest cost	$—	$8	$1	$10
Expected return on plan assets	(1)	(21)	(1)	(15)
Recognized actuarial loss	1	8	—	6
Net periodic pension cost (benefit)	$—	$(5)	$—	$1

For the three months ended March 31, 2021, we have contributed approximately $11 million of the $49 million we expect to contribute to our plans in 2021.

Note 10. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	March 31, 2021	December 31, 2020
Term Loan A	$283	$285
Term Loan B	515	516
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	260
Unamortized debt issuance costs - Term Loan A	(3)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(15)	(16)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(37)	(40)
Unamortized debt issuance costs and discount - Senior Notes	(5)	(5)
Total debt	1,598	1,596
Less: current portion	12	12
Total long-term debt, net of current portion	$1,586	$1,584

Senior Credit Facility

On July 2, 2020, we amended our Senior Credit Facility to consist of a $1 billion revolving credit facility ("Revolver"), a $275 million Loan A, ("Term Loan A") of which a portion is denominated in Australian dollars, and a $520 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.795 billion. The Revolver and Term Loan A mature in February 2025 and Term Loan B matures in February 2027.

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

The Senior Credit Facility contains financial covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of March 31, 2021, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. During 2021, we declared a quarterly cash dividend of $0.11 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.3668 at a strike price of $25.40 as of March 31, 2021. The impact of dilution on our earnings per share from Convertible Notes is measured using the “treasury stock method”. As of March 31, 2021, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $179 million.

The net carrying value of the equity component related to the Convertible Senior Notes was $57 million as of March 31, 2021 and December 31, 2020. The amount of interest cost recognized relating to the contractual interest coupon was $2 million for the three months ended March 31, 2021 and 2020. The amount of interest cost recognized relating to the amortization of the discount and debt issuance costs was $3 million for the three months ended March 31, 2021 and 2020. The effective interest rate on the liability component was 6.50% as of March 31, 2021 and December 31, 2020.

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

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants is $40.02 per share. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as "Additional paid-in capital".

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

Senior Notes

On September 30, 2020, we issued and sold $250 million aggregate principal amount of 4.750% Senior Notes due 2028 (the "Senior Notes") pursuant to an indenture among us, the guarantors party thereto and Citibank, N.A., as trustee. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by each of our existing and future domestic subsidiaries that guarantee our obligations under the Senior Credit Facility and certain other indebtedness. The net proceeds from the offering was approximately $245 million, after deducting fees and estimated offering expenses and were used to finance a portion of the purchase price for the acquisition of Centauri and pay related fees and expenses. Interest is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2021, and the principal is due on September 30, 2028.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of March 31, 2021, we had $1 billion in a committed line of credit under the Senior Credit Facility and $415 million of uncommitted lines of credit to support the issuance of letters of credit. As of March 31, 2021, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $107 million of outstanding letters of credit. With respect to our $415 million of uncommitted lines of credit, we had utilized $206 million for letters of credit as of March 31, 2021. The total remaining capacity of these committed and uncommitted lines of credit was approximately $842 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $169 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 11. Income Taxes

The effective tax rate was approximately 25% and 1% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021, as compared to the U.S. statutory rate of 21%, was primarily impacted by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The three months ended March 31, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the tax impact of the non-deductible goodwill and asset impairment charges, our tax rate was 26% for the three months ended March 31, 2020.

Our estimated annual effective rate for 2021 is 25% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2021 earnings are generated.

The valuation allowance for deferred tax assets as of March 31, 2021 and December 31, 2020 was $219 million and $220 million, respectively. The decrease of $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, was due to the reversal of certain valuation allowances related to the utilization of foreign tax credits during these periods resulting from changes in the amount and character of forecasted income. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.

The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $681 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $600 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets was $96 million as of March 31, 2021 and December 31, 2020.

Note 12. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $31 million and $30 million as of March 31, 2021 and December 31, 2020, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order and included in the amount is $1 million as of March 31, 2021 and December 31, 2020. The remaining assets and liabilities associated with the previously issued Form 1s issued by the U.S. government questioning or objecting costs billed to them are immaterial to our condensed consolidated balance sheet as of March 31, 2021 as a result of an unfavorable FKTC containers claim ruling. See Note 13 "U.S. Government Matters" for additional information. The amount also includes $30 million and $29 million as of March 31, 2021 and December 31, 2020, respectively, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

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

The Company established a reserve for unallowable costs associated with open government matters related to the heritage KBR U.S. Government Services business in the amounts of $33 million as of March 31, 2021 and December 31, 2020, and are recorded in “Other liabilities.”

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

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more were expected to occur in early 2020 but have been postponed due to COVID-19. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted, it remains an option on appeal.  The deadline for all fact discovery and depositions has been extended due to COVID-19 travel restrictions and related delays and discovery continues. We believe the allegations of fraud by the relators are without merit and, as of March 31, 2021, no amounts have been accrued.

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

Discovery for this complaint is now mostly complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court recently ruled on various discovery motions allowing one additional deposition to take place. KBR and the U.S government have filed various dispositive motions which remained under consideration by the Court for an extended period. In March 2021, while granting some of KBR’s motions for summary judgment, the court also concluded that we breached the FCA as a matter of law as to several subcontracts. We have filed for two motions for reconsideration, one addressing the ruling on KBR’s motion for summary judgment and one addressing the U.S. government’s motion. As of March 31, 2021, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.
Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a decision was issued on September 1, 2020. Although the court agreed with KBR that the wrong legal standard was applied by the trial court, the appellate court made its own fact findings on damages based on an incomplete record and denied KBR any recovery. KBR filed a motion for rehearing which was denied and therefore the dispute with the U.S. government has concluded. As of March 31, 2021, we believe our recorded accruals are adequate to resolve this matter.

Note 14. Other Commitments and Contingencies

Unaoil Investigation. We previously disclosed that the DOJ, SEC, and the SFO had been conducting investigations of Unaoil, a Monaco based company, in relation to international projects involving several global companies, including KBR. As previously disclosed, the DOJ and SEC have informed us that their investigations with regard to KBR are closed. The SFO has now informed us that its investigation into KBR’s UK subsidiaries is also closed.

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

In August 2019, the client advised that it has filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations. The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but was postponed. The client submitted an amended statement on May 28, 2020 claiming damages of $301 million Australian dollars but did not provide any detail to support that sum. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. As of March 31, 2021, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are still ongoing. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time. The joint venture, joint venture insurers, and client are engaged in discussions concerning potential resolution of the claims.

Note 15. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income adjustments before reclassifications	6	—	12	18
Amounts reclassified from AOCL	1	7	3	11
Net other comprehensive income (loss)	7	7	15	29
Balance at March 31, 2021	$(284)	$(757)	$(13)	$(1,054)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	(70)	—	(23)	(93)
Amounts reclassified from AOCL	(12)	5	6	(1)
Net other comprehensive income (loss)	(82)	5	(17)	(94)
Balance at March 31, 2020	$(397)	$(649)	$(35)	$(1,081)

Reclassifications out of AOCL, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2021	2020	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(1)	$12	Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(1)	$12	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(8)	$(6)	See (a) below
Tax benefit	1	1	Provision for income taxes
Net pension and post-retirement benefits	$(7)	$(5)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(4)	$(6)	Other non-operating income
Tax benefit	1	—	Provision for income taxes
Net changes in fair value of derivatives	$(3)	$(6)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 9 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of March 31, 2021, $303 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under this program:

	Three Months Ended
	March 31, 2021
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	129,376	$31.07	$4

	Three Months Ended
	March 31, 2020
	Number of Shares	Average Price per Share	Dollars in Millions
Withheld to cover shares	149,124	$25.96	$4

Note 17. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2021	2020
Basic weighted average common shares outstanding	141	142
Stock options, restricted shares, and convertible debt	3	—
Diluted weighted average common shares outstanding	144	142

For purposes of applying the two-class method in computing income (loss) per share, there was $0.3 million net earnings allocated to participating securities, or a negligible amount per share for the three months ended March 31, 2021. There was no net earnings allocated to participating securities for the three months ended March 31, 2020. The diluted income (loss) per share calculation did not include 0.4 million and 1.1 million antidilutive weighted average shares for the three months ended March 31, 2021 and 2020, respectively.

Note 18. Fair Value of Financial Instruments and Risk Management

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

			March 31, 2021		December 31, 2020
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$283	$283	$285	$285
Term Loan B	Level 2		515	515	516	517
Convertible Notes	Level 2		350	556	350	480
Senior Notes	Level 2		250	253	250	262
Senior Credit Facility	Level 2	`	260	260	260	260
Nonrecourse project debt	Level 2		7	8	7	7

See Note 10 "Debt and Other Credit Facilities" for further discussion of our term loans, convertibles notes, and nonrecourse project debt.

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

As of March 31, 2021, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $91 million, all of which had durations of 16 days or less. We also had approximately
$3 million (gross notional value) of cash flow hedges which had durations of 4 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at March 31, 2021, and December 31, 2020. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended
	March 31,
Gains (losses) dollars in millions	2021	2020
Balance Sheet Hedges - Fair Value	$—	$1
Balance Sheet Position - Remeasurement	(6)	6
Net	$(6)	$7

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR-rate based loans into fixed-rate loans.  In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive a one-month LIBOR rate and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive a one-month LIBOR rate and pay a monthly fixed rate of 0.965% for the term of the swaps.  Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at March 31, 2021 was a $14 million net liability, of which $15 million is included in "Other current liabilities," $7 million is included in "Other liabilities," and $8 million is included in "Other assets." The unrealized net losses on these interest rate swaps was $14 million and is included in "AOCL" as of March 31, 2021. The fair value of the interest rate swaps at December 31, 2020 was a $33 million liability, of which $15 million is included in "Other current liabilities" and $18 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $33 million and included in "AOCL" as of December 31, 2020.

Credit Losses. We are exposed to credit losses primarily related to our professional services, project delivery, and technologies offered in our STS business segment. We do not consider our GS business segment to be at risk for credit losses because substantially all services within this segment are provided to agencies of the U.S., U.K. and Australian governments. We determined our allowance for credit losses by using a loss-rate methodology, in which we assessed our historical write-off of receivables against our total receivables and contract asset balances over several years. From this historical loss-rate approach, we also considered the current and forecasted economic conditions expected to be in place over the life of our receivables and contract assets.

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

At March 31, 2021, our STS business segment that is subject to credit risk reported approximately $312 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $14 million. Although there continues to be an economic disruption resulting from the impact of COVID-19, changes in our credit loss reserve was not material for the three months ended March 31, 2021. Based on an aging analysis at March 31, 2021, 84% of our accounts receivable related to this segment were outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amount. The Company has derecognized $602 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $594 million were sold under the MUFG RPA as of March 31, 2021. We did not factor any material receivables in the prior year. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in “Other non-operating (loss) income” on the condensed consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

Three Months Ended
Dollars in millions	March 31, 2021
Sale of receivables	602
Settlement of receivables	(485)
Outstanding balances sold to financial institutions	$117

Note 19. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes, and our 2020 Annual Report on Form 10-K.

Overview
KBR, a Delaware corporation, delivers science, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; and artificial intelligence and machine learning; and
•Technology such as licensing of proprietary, sustainability-focused process technology; advisory services focused on energy transition; and digitally-enabled asset optimization solutions.

KBR's strategic growth vectors include:

•Defense modernization;
•Space superiority;
•Health and human performance; and
•Sustainable technology.

Key customers include U.S. DoD agencies such as the Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies, U.S. Army, U.S. Navy and U.S. Air Force; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, London Metropolitan Police, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative, and sustainability- and safety-focused. These technologies and solutions enable clients to achieve a cleaner, greener, more energy efficient global future.

On October 1, 2020, we acquired Centauri, a provider of high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber, and emerging technologies such as directed energy and missile defense. Additional information relating to the Centauri acquisition is described in Note 4 to our condensed consolidated financial statements.

Business Environment and Trends

Government Outlook

The fiscal 2021 and President Biden's proposed fiscal 2022 spending budgets prioritize a national security strategy that continues the restoration of military readiness, furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, and directs innovation to meet long-range emerging threats. The budget includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics, and biotechnologies. The proposed fiscal 2022 national security budget outlines spending of $753 billion, a 1.6% increase over the fiscal 2021 amounts, and includes $715 billion for the Department of Defense. President Biden’s fiscal 2022 non-defense discretionary spending proposal includes a 16% increase in funding to solve some of the most pressing challenges the nation faces, including the pandemic, climate change and racial inequity. Additionally, the budget request includes a 6.5% increase in funding for NASA to support the continuation of scientific research and exploration as well as increased funding across all agencies to tackle climate change.

Furthermore, President Biden's proposed infrastructure plan, the American Jobs Plan, calls for meaningful investment in research and development on emerging technologies expected to define the coming decades and drive military innovation in areas such as quantum computing, artificial intelligence and microelectronics. Additionally, the plan seeks significant investment to secure the domestic supply chain for critical assets and components.

In Q2 2021, President Biden announced the withdrawal of U.S. forces from Afghanistan by September 11, 2021. We believe the overall impact will not be material to our financial results in fiscal year 2021.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. The U.K. government was committed to spend £188 billion on defense over the coming four years, an increase of £24 billion or 14%. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to increase defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Commercial Outlook

Long-range commercial market fundamentals are supported by global population growth, global expansion of the middle class, and acceleration of demand for energy transition and renewable energy sources for which momentum continues, even amidst COVID-19 disruptions. Clients continue to prioritize investment in solutions to increase end-product flexibility and energy efficiency and to reduce their environmental footprint. As companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, sequestration and utilization; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia which complements KBR's proprietary process technology and capabilities.

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Government Solutions
• Sustainable Technology Solutions

Non-core business segment
• Other

See additional information on our business segments, including detail with respect to changes to our reportable segments in Notes 1 and 2 to our condensed consolidated financial statements.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The information below is an analysis of our consolidated results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Revenues	$1,461	$1,537	$(76)	(5)%

The overall revenue decrease was primarily driven by lower volume as we exit non-strategic areas offset by additional revenues contributed from Centauri acquired in October 2020 and increased project volume across our GS business segment.

Gross Profit	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gross profit	$168	$186	$(18)	(10)%

The overall gross profit decrease was primarily driven by lower volume associated with the successful completion of non-recurring services in our Aspire program and lower volume as we exit non-strategic areas, partially offset by gross profits contributed from Centauri.

Equity in Earnings of Unconsolidated Affiliates	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Equity in earnings of unconsolidated affiliates	$12	$1	$11	n/m

The increase in equity earnings was primarily driven by better performance of various joint ventures in both the U.S. and internationally, and a non-recurring favorable resolution of a matter on a joint venture in our STS business segment.

Selling, General and Administrative Expenses	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Selling, general and administrative expenses	$(89)	$(97)	$(8)	(8)%

Selling, general and administrative expenses in the three months ended March 31, 2021 were $8 million lower than the same period in 2020 primarily related to cost reductions in our STS business segment to right-size the cost base in line with the business shift and lower spend in corporate, partially offset by increased expense in our GS business segment primarily attributable to our acquisition of Centauri in October 2020.

Acquisition and Integration Related Costs	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Acquisition and integration related costs	$(1)	$—	$1	n/m

Acquisition and integration related costs in 2021 are comprised of costs associated with our acquisition of Centauri in October 2020.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Goodwill impairment	$—	$(62)	$62	n/m
Restructuring charges and asset impairments	$—	$(116)	$116	n/m

In 2020, as a result of the economic and market volatility, management initiated a restructuring plan and we recognized goodwill impairments, restructuring charges and asset impairments resulting from that plan.

Interest Expense	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Interest expense	$(22)	$(23)	$(1)	(4)%

Interest expense decreased slightly during the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to lower weighted-average interest rates as a result of the refinancing of our Senior Credit Facility in February 2020 partially offset by increased expense associated with borrowings to finance the acquisition of Centauri. See Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements for further discussion.

Other Non-operating Income (loss)	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Other non-operating income (loss)	$(3)	$7	$(10)	(143)%

Other non-operating income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items. The decrease during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to weakening of the U.S. Dollar during the quarter on certain intercompany liability positions denominated in foreign currencies.

Provision for Income Taxes	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Income (loss) before provision for income taxes and noncontrolling interests	$64	$(85)	$149	(175)%
(Provision) benefit for income taxes	$(16)	$1	$17	n/m

The provision for income taxes for the three months ended March 31, 2021, reflects a 25% tax rate as compared to a 1% tax rate for the three months ended March 31, 2020. The difference between the effective tax rate of 25% for the three months ended March 31, 2021 and the statutory rate was caused by the rate differential on our foreign earnings including equity losses for which no tax benefit is available. The effective tax rate of 1% for the three months ended March 31, 2020 was primarily impacted by non-deductible impairment and restructuring charges incurred during the period. Excluding the tax impact of the impairment and restructuring charges, our tax rate would have been 26% for the three months ended March 31, 2020. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended March 31,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Net income attributable to noncontrolling interests	$(1)	$(20)	$(19)	n/m

The decrease in net income attributable to noncontrolling interests was associated with the non-recurring favorable resolution of a contingency matter on a completed LNG project and liquidation of the associated joint venture in 2020.

Results of Operations by Business Segment

	Three Months Ended March 31,
Dollars in millions	2021	2020
Revenues
Government Solutions	$1,164	$982
Sustainable Technology Solutions	297	555
Total revenues	$1,461	$1,537

Gross profit
Government Solutions	$116	$129
Sustainable Technology Solutions	52	57
Total gross profit	$168	$186

Equity in earnings of unconsolidated affiliates
Government Solutions	$7	$5
Sustainable Technology Solutions	5	(4)
Total equity in earnings of unconsolidated affiliates	$12	$1

Total selling, general and administrative expenses	$(89)	$(97)

Acquisition and integration related costs	$(1)	$—

Goodwill impairment	$—	$(62)

Restructuring charges and asset impairments	$—	$(116)

(Loss) gain on disposition of assets	$(1)	$19

Total operating income	$89	$(69)

Government Solutions

GS revenues increased by $182 million, or 19%, to $1.2 billion in the three months ended March 31, 2021, compared to $982 million in the three months ended March 31, 2020. The increase was primarily driven by revenues of $132 million from Centauri acquired in October 2020 followed by continued growth and increased work in our Readiness & Sustainment, Defense & Intel, and Australian government businesses. These increases were partially offset by lower volume associated with the successful completion of non-recurring services on our Aspire program.

GS gross profit decreased by $13 million, or 10%, to $116 million in the three months ended March 31, 2021, compared to $129 million in the three months ended March 31, 2020. The decrease was primarily driven by lower volume on the Aspire program, partially offset by gross profits from Centauri.

GS equity in earnings of unconsolidated affiliates increased by $2 million to $7 million in the three months ended March 31, 2021, compared to $5 million in the three months ended March 31, 2020 primarily driven by better performance of joint ventures in the U.K. and Australia.

Sustainable Technology Solutions

STS revenues decreased by $258 million, or 46%, to $297 million in the three months ended March 31, 2021, compared to $555 million in the three months ended March 31, 2020. STS gross profit decreased by $5 million, or 9%, to $52 million in the three months ended March 31, 2021, compared to $57 million in the three months ended March 31, 2020. The decreases in revenues and gross profit were primarily driven by the completion or near completion of low margin projects, following KBR's decisions to exit certain elements of the STS business in 2020.

STS equity in earnings of unconsolidated affiliates increased by $9 million to $5 million in the three months ended March 31, 2021, compared to a $4 million loss in the three months ended March 31, 2020. This increase is primarily due to a non-recurring favorable resolution of a matter and better performance driven by higher ammonia pricing in our joint ventures.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.5 billion at March 31, 2021, and $2.4 billion at December 31, 2020. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $49 million and $52 million at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes our backlog by business segment as of March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
Dollars in millions	2021	2020
Government Solutions	$12,302	$12,661
Sustainable Technology Solutions	2,335	2,454
Total backlog	$14,637	$15,115

We estimate that as of March 31, 2021, 27% of our backlog will be executed within one year. Of this amount, 86% will be recognized in revenues on our condensed consolidated statement of operations and 14% will be recorded by our unconsolidated joint ventures. As of March 31, 2021, $82 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2021, 13% of our backlog was attributable to fixed-price contracts, 48% was attributable to PFIs, 28% was attributable to cost-reimbursable contracts, and 11% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable, and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable, or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2021, $9.4 billion of our GS backlog was currently funded by our customers.

As of March 31, 2021, we had approximately $4.7 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $14.6 billion and the remaining performance obligation as defined by ASC 606 of $11.6 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

Transactions with Joint Ventures

We perform many of our projects through incorporated and unincorporated joint ventures. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses. We recognize the profit on our services provided to joint ventures that we consolidate and joint ventures that we record under the equity method of accounting primarily using the percentage-of-completion method. See Note 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6, 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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
STS services projects generally require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit will be issued under our $1 billion Revolver under our Senior Credit Facility. Letters of credit may also be arranged with our banks on a bilateral, syndicated or other basis.
As discussed in Note 10 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we amended our Senior Credit Facility on July 2, 2020 to consist of a $1 billion revolving credit facility ("Revolver"), a $275 million Loan A, ("Term Loan A") of which a portion is denominated in Australian dollars, and a $520 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.795 billion. The Revolver and Term Loan A mature in February 2025 and Term Loan B matures in February 2027. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of March 31, 2021, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $445 million at March 31, 2021, and $436 million at December 31, 2020, and consisted of the following:

	March 31,	December 31,
Dollars in millions	2021	2020
Domestic U.S. cash	$75	$54
International cash	219	231
Joint venture and Aspire Defence project cash	151	151
Total	$445	$436
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

During the quarter ending March 31, 2021, we changed our permanent reinvestment assertion on the unremitted earnings, as well as all current and future earnings in a wholly owned subsidiary in India. We determined that the past unremitted earnings of $30 million$30 million is available for future repatriation for deployment in the U.S. Accordingly, we have recorded the income tax expense expected with the future repatriation in the quarter. In addition, we changed our permanent reinvestment assertion on all current and future earnings in our subsidiaries in Saudi Arabia. The income tax expense associated with the current and future earnings will be reflected in the interim and annual periods in which the earnings are generated.

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

As of March 31, 2021, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Dollars in millions	2021	2020
Cash flows provided by operating activities	$50	$41
Cash flows (used in) investing activities	(22)	(11)
Cash flows (used in) financing activities	(22)	(155)
Effect of exchange rate changes on cash	3	(21)
Increase (decrease) in cash and equivalents	$9	$(146)

Operating Activities. Cash provided by operations totaled $50 million in the first three months of 2021 as compared to net income of $48 million. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost reimbursable, time-and-materials, and fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities. Cash used in investing activities totaled $22 million in the first three months of 2021 and was primarily due to our acquisition of a technology license, our investment in a plastics recycling technology, and funding our proportionate share of JKC's ongoing legal and commercial costs. See Note 6 for further discussion of the legal and commercial costs.

Financing Activities. Cash used in financing activities totaled $22 million in the first three months of 2021 and was primarily due to approximately $14 million of dividend payments to common shareholders, $4 million repayment on our finance lease obligations, $3 million in payments on borrowings related to our Senior Credit Facility. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

As of March 31, 2021, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client.

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $363 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of September 30, 2020) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the three months ended March 31, 2021 was $11 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The current agreement calls for minimum annual contributions of £33 million ($46 million at current exchange rates) until the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Senior Notes

Information relating to our Senior Notes is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Convertible Senior Notes
Information relating to our Convertible Senior Notes is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Nonrecourse Project Debt

Information relating to our nonrecourse project debt is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2020 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of March 31, 2021, we had no material guarantees of the work or obligations of third parties recorded.

We have committed and uncommitted lines of credit available to be used for letters of credit. As of March 31, 2021, our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion, of which $313 million had been utilized. Information relating to our letters of credit is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

    On October 1, 2020, the Company borrowed $260 million on the Senior Credit Facility to fund the acquisition of Centauri. See Note 4 “Acquisitions.”

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2020 Annual Report on Form 10-K, for the year ended December 31, 2020, which discussion is incorporated herein by reference.

See Note 1 "Basis of Presentation" to our condensed consolidated financial statements for a discussion of the potential impact of new accounting standards on our unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash and equivalents are deposited with major banks throughout the world. We invest excess cash and equivalents in short-term securities, primarily time deposits and money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and equivalents.

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net loss of $6 million and net gain of $7 million for the three months ended March 31, 2021 and 2020, respectively, in "Other non-operating income (expense)" on our condensed consolidated statements of operations. The net loss of $6 million during the three months ended March 31, 2021 consisted primarily of unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and European Euros resulting in foreign currency loss of approximately $7 million, net of $1 million related to changes in the fair value of balance sheet hedges.
We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of March 31, 2021. Information relating to fair value measurements is described in Note 18 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver and $798 million outstanding under the term loan portions of the Senior Credit Facility as of March 31, 2021. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 10 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive a one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive a one-month LIBOR rate and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a net liability of approximately $14 million as of March 31, 2021.

At March 31, 2021, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $558 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the three months ended March 31, 2021 was 3.74%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of March 31, 2021.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2021, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 13 and 14 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of March 31, 2021, $303 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock settled during the three months ended March 31, 2021.

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2021	930	$29.05	—	$303,142,110
February 1 - 29, 2021	—	$—	—	$303,142,110
March 1 - 31, 2021	128,446	$31.09	—	$303,142,110

(1)Included within shares repurchased herein are 129,376 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $31.07 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

4.1	First Supplemental Indenture, dated as of January 6, 2021, by and among KBR Inc., the guarantors named therein and Citibank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to KBR’s Current Report on Form 8-K filed on January 6, 2021, File No. 001-33146)

*10.55+	KBR Benefit Restoration Plan, as restated effective December 31, 2008

*10.56+	KBR Benefit Restoration Plan, as restated effective December 31, 2010

*10.57+	First Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010

*10.58+	Second Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010

*10.59+	Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.60+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.61+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.62+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.63+	Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*10.64+	Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101	The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104	Cover Page Interactive Data File - formatted as Inline XBRL contained in Exhibit 101

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Shad E. Evans
Mark W. Sopp	Shad E. Evans
Executive Vice President and Chief Financial Officer	Senior Vice President of Finance Operations and Interim Chief Accounting Officer

Dated: April 29, 2021                      Dated: April 29, 2021