Form 10-Q
period 2021-06-30
KBR, INC.
filed 2021-07-29
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

As of July 22, 2021, there were 140,783,733 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$1,536	$1,385	$2,997	$2,922
Cost of revenues	(1,329)	(1,243)	(2,622)	(2,594)
Gross profit	207	142	375	328
Equity in earnings (losses) of unconsolidated affiliates	(186)	16	(174)	17
Selling, general and administrative expenses	(103)	(73)	(192)	(170)
Acquisition and integration related costs	(3)	—	(4)	—
Goodwill impairment	—	(37)	—	(99)
Restructuring charges and asset impairments	(2)	(59)	(2)	(175)
(Loss) gain on disposition of assets and investments	(1)	(1)	(2)	18
Operating (loss) income	(88)	(12)	1	(81)
Interest expense	(23)	(19)	(45)	(42)
Other non-operating income (loss)	2	(2)	(1)	5
Loss before income taxes and noncontrolling interests	(109)	(33)	(45)	(118)
Provision for income taxes	(40)	(6)	(56)	(5)
Net loss	(149)	(39)	(101)	(123)
Net income attributable to noncontrolling interests	(3)	—	(4)	(20)
Net loss attributable to KBR	$(152)	$(39)	$(105)	$(143)
Net loss attributable to KBR per share:
Basic	$(1.08)	$(0.28)	$(0.75)	$(1.00)
Diluted	$(1.08)	$(0.28)	$(0.75)	$(1.00)
Basic weighted average common shares outstanding	141	142	141	142
Diluted weighted average common shares outstanding	141	142	141	142
Cash dividends declared per share	$0.11	$0.10	$0.22	$0.20
See accompanying notes to condensed consolidated financial statements

KBR, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(149)	$(39)	$(101)	$(123)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	34	12	(48)
Pension and post-retirement benefits	7	6	16	12
Changes in fair value of derivatives	—	(1)	19	(23)
Other comprehensive income (loss)	12	39	47	(59)
Income tax (expense) benefit:
Foreign currency translation adjustments	(1)	—	(1)	—
Pension and post-retirement benefits	(1)	(1)	(3)	(2)
Changes in fair value of derivatives	(1)	—	(5)	5
Income tax (expense) benefit	(3)	(1)	(9)	3
Other comprehensive income (loss), net of tax	9	38	38	(56)
Comprehensive (loss)	(140)	(1)	(63)	(179)
Less: Comprehensive (loss) attributable to noncontrolling interests	(3)	—	(4)	(20)
Comprehensive (loss) attributable to KBR	$(143)	$(1)	$(67)	$(199)
See accompanying notes to condensed consolidated financial statements

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$483	$436
Accounts receivable, net of allowance for credit losses of $13 and $13	934	899
Contract assets	183	178
Other current assets	126	121
Total current assets	1,726	1,634
Claims and accounts receivable	30	30
Property, plant, and equipment, net of accumulated depreciation of $431 and $419 (including net PPE of $22 and $24 owned by a variable interest entity)	136	130
Operating lease right-of-use assets	161	154
Goodwill	1,763	1,761
Intangible assets, net of accumulated amortization of $265 and $228	654	683
Equity in and advances to unconsolidated affiliates	662	881
Deferred income taxes	245	297
Other assets	145	135
Total assets	$5,522	$5,705
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$633	$574
Contract liabilities	278	356
Accrued salaries, wages and benefits	293	283
Nonrecourse project debt	—	5
Operating lease liabilities	41	44
Other current liabilities	198	193
Total current liabilities	1,443	1,455
Pension obligations	339	381
Employee compensation and benefits	99	110
Income tax payable	95	96
Deferred income taxes	16	26
Nonrecourse project debt	2	2
Long-term debt	1,585	1,584
Operating lease liabilities	194	186
Other liabilities	248	256
Total liabilities	4,021	4,096
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 179,837,924 and 179,087,655 shares issued, and 140,780,015 and 140,766,052 shares outstanding, respectively	—	—
PIC	2,240	2,222
Retained earnings	1,169	1,305
Treasury stock, 39,057,909 shares and 38,321,603 shares, at cost, respectively	(895)	(864)
AOCL	(1,045)	(1,083)
Total KBR shareholders’ equity	1,469	1,580
Noncontrolling interests	32	29
Total shareholders’ equity	1,501	1,609
Total liabilities and shareholders’ equity	$5,522	$5,705
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2021	$1,675	$2,230	$1,336	$(866)	$(1,054)	29
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Dividends declared to shareholders ($0.11/share)	(15)	—	(15)	—	—	—
Repurchases of common stock	(28)	—	—	(28)	—	—
Issuance of ESPP shares	—	—	—	—	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	—	—	—	(1)	—	1
Net loss	(149)	—	(152)	—	—	3
Other comprehensive income, net of tax	9	—	—	—	9	—
Balance at June 30, 2021	$1,501	$2,240	$1,169	$(895)	$(1,045)	$32

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Share-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	10	10	—	—	—	—
Dividends declared to shareholders ($0.22/share)	(31)	—	(31)	—	—	—
Repurchases of common stock	(32)	—	—	(32)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	(1)	—	—	(1)	—	—
Net loss	(101)	—	(105)	—	—	4
Other comprehensive income, net of tax	38	—	—	—	38	—
Balance at June 30, 2021	$1,501	$2,240	$1,169	$(895)	$(1,045)	$32

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2020	$1,654	$2,210	$1,316	$(819)	$(1,081)	$28
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.10/share)	(15)	—	(15)	—	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	—	—	—	(1)	—	1
Net loss	(39)	—	(39)	—	—	—
Other comprehensive loss, net of tax	38	—	—	—	38	—
Balance at June 30, 2020	$1,642	$2,216	$1,262	$(820)	$(1,043)	$27

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	7	7	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders ($0.20/share)	(29)	—	(29)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other noncontrolling interests activity	(6)	—	—	(1)	—	(5)
Net loss	(123)	—	(143)	—	—	20
Other comprehensive loss, net of tax	(56)	—	—	—	(56)	—
Balance at June 30, 2020	$1,642	$2,216	$1,262	$(820)	$(1,043)	$27
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(101)	$(123)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76	48
Equity in (earnings) losses of unconsolidated affiliates	174	(17)
Deferred income tax	35	(16)
Loss (gain) on disposition of assets	2	(18)
Goodwill impairment	—	99
Asset impairments	—	90
Other	23	8
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(29)	(40)
Contract assets	(4)	38
Accounts payable	65	23
Contract liabilities	(56)	(92)
Accrued salaries, wages and benefits	13	22
Payments on operating lease obligation	(30)	(28)
Payments from unconsolidated affiliates, net	10	7
Distributions of earnings from unconsolidated affiliates	26	15
Pension funding	(24)	(20)
Restructuring reserve	(14)	38
Other assets and liabilities	(12)	116
Total cash flows provided by operating activities	$154	$150
Cash flows from investing activities:
Purchases of property, plant and equipment	$(16)	$(4)
Proceeds from disposition of assets and investments	—	1
Investments in equity method joint ventures	(7)	(12)
Acquisition of businesses, net of cash acquired	—	(9)
Acquisition of technology license	(7)	—
Other	(8)	(1)
Total cash flows used in investing activities	$(38)	$(25)
Cash flows from financing activities:
Borrowings on long-term debt	—	113
Payments on short-term and long-term borrowings	(19)	(263)
Debt issuance costs	—	(3)
Payments of dividends to shareholders	(30)	(26)
Net proceeds from issuance of common stock	10	3
Payments to reacquire common stock	(32)	(4)
Distributions to noncontrolling interests	(2)	(2)
Other	(1)	(1)
Total cash flows used in financing activities	$(74)	$(183)
Effect of exchange rate changes on cash	5	(19)
Increase (decrease) in cash and equivalents	47	(77)
Cash and equivalents at beginning of period	436	712
Cash and equivalents at end of period	$483	$635
Noncash financing activities
Dividends declared	$15	$14
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2021, and the results of our operations for the three and six months ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020.

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
•Sustainable Technology Solutions includes Energy Solutions segment, Technology Solutions segment, and Non-strategic Business segment, with the exception of our Australian infrastructure business which moved to GS International in our Government Solutions segment.
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

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020, are presented below:

	June 30,	December 31,
Dollars in millions	2021	2020
Current maturities of long-term debt	$14	$12
Reserve for estimated losses on uncompleted contracts	18	16
Retainage payable	13	22
Income taxes payable	7	16
Restructuring reserve	24	32
Value-added tax payable	43	29
Dividend payable	16	14
Other miscellaneous liabilities	63	52
Total other current liabilities	$198	$193

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
Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C4ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, and operations support, and readiness.

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

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Dollars in millions
Revenues:
Government Solutions	$1,231	$953	$2,395	$1,935
Sustainable Technology Solutions	305	432	602	987
Total revenues	$1,536	$1,385	$2,997	$2,922

Gross profit:
Government Solutions	$130	$117	$246	$246
Sustainable Technology Solutions	77	25	129	82
Total gross profit	$207	$142	$375	$328

Equity in earnings (losses) of unconsolidated affiliates:
Government Solutions	$8	$7	$15	$12
Sustainable Technology Solutions	(194)	9	(189)	5
Total equity in earnings (losses) of unconsolidated affiliates	(186)	16	$(174)	$17

Selling, general and administrative expenses:
Government Solutions	$(49)	$(30)	$(98)	$(71)
Sustainable Technology Solutions	(21)	(19)	(35)	(43)
Other	(33)	(24)	(59)	(56)
Total selling, general and administrative expenses	(103)	(73)	$(192)	$(170)

Acquisition and integration related costs	(3)	—	(4)	—
Goodwill impairment	—	(37)	—	(99)
Restructuring charges and asset impairments	(2)	(59)	(2)	(175)
(Loss) gain on disposition of assets and investments	(1)	(1)	(2)	18
Operating (loss) income	$(88)	$(12)	$1	$(81)
Interest expense	(23)	(19)	(45)	(42)
Other non-operating income (loss)	2	(2)	(1)	5
Loss before income taxes and noncontrolling interests	$(109)	$(33)	$(45)	$(118)

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2021	2020	2021	2020

Government Solutions
Science & Space	$261	$241	$508	$478
Defense & Intel	395	207	746	412
Readiness & Sustainment	315	269	644	555
International	260	236	497	490
Total Government Solutions	1,231	953	2,395	1,935

Sustainable Technology Solutions	305	432	602	987

Total revenue	$1,536	$1,385	$2,997	$2,922

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

Revenue by geographic destination was as follows:

	Three Months Ended June 30, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$804	$109	$913
Middle East	143	54	197
Europe	161	61	222
Australia	90	—	90
Canada	—	1	1
Africa	19	24	43
Asia	1	51	52
Other countries	13	5	18
Total revenue	$1,231	$305	$1,536

	Three Months Ended June 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$521	$198	$719
Middle East	171	59	230
Europe	159	38	197
Australia	68	11	79
Canada	—	5	5
Africa	19	14	33
Asia	—	56	56
Other countries	15	51	66
Total revenue	$953	$432	$1,385

	Six Months Ended June 30, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,553	$222	$1,775
Middle East	276	98	374
Europe	334	105	439
Australia	167	4	171
Canada	—	1	1
Africa	38	44	82
Asia	1	102	103
Other countries	26	26	52
Total revenue	$2,395	$602	$2,997

	Six Months Ended June 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,034	$447	$1,481
Middle East	358	123	481
Europe	349	97	446
Australia	126	40	166
Canada	—	31	31
Africa	38	37	75
Asia	—	124	124
Other countries	30	88	118
Total revenue	$1,935	$987	$2,922

Many of our contracts contain cost reimbursable, time-and-materials, and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$728	$—	$728
Time-and-Materials	226	187	413
Fixed Price	277	118	395
Total revenue	$1,231	$305	$1,536

	Three Months Ended June 30, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$570	$—	$570
Time-and-Materials	140	297	437
Fixed Price	243	135	378
Total revenue	$953	$432	$1,385

	Six Months Ended June 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,417	$—	$1,417
Time-and-Materials	438	377	815
Fixed Price	540	225	765
Total revenue	$2,395	$602	$2,997

	Six Months Ended June 30, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,153	$—	$1,153
Time-and-Materials	264	701	965
Fixed Price	518	286	804
Total revenue	$1,935	$987	$2,922

Performance Obligations and Contract Liabilities

We recognized revenue from performance obligations satisfied in previous periods of $9 million for the three months ended June 30, 2020, and $18 million and $37 million for the six months ended June 30, 2021 and 2020, respectively.

On June 30, 2021, we had $11.5 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 30% of our remaining performance obligations as revenue within one year, 33% in years two through five, and 37% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. Remaining performance obligations does not include variable consideration that was determined to be constrained as of June 30, 2021.

We recognized revenue of $144 million for the six months ended June 30, 2021, which was previously included in the contract liability balance at December 31, 2020.

Accounts Receivable

	June 30,	December 31,
Dollars in millions	2021	2020
Unbilled	$479	$476
Trade & other	455	423
Accounts receivable	$934	$899
Note 4. Acquisitions

Centauri Platform Holdings, LLC

On October 1, 2020, we acquired Centauri for $830 million subject to certain working capital, net debt and other post-closing adjustments, if applicable. As of June 30, 2021, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns with the seller. The Company recognized goodwill of $576 million primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $226 million were recognized and comprised of customer relationships and backlog, which will be amortized over a weighted-average period of 13 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill and stepped-up acquired intangibles were not deductible for tax purposes.

During the three and six months ended June 30, 2021, the Company recognized direct, incremental costs related to this acquisition of $1 million and $2 million, respectively, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations. The acquired Centauri business contributed $181 million and $313 million of revenues and $20 million and $37 million of gross profit for the three and six months ended June 30, 2021, respectively.

The following supplemental pro forma, combined financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Centauri as though it had been acquired on January 1, 2020. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisition, significant nonrecurring transactions and acquisition related transaction costs. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2020, nor is it indicative of future results of operations.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(Unaudited)	(Unaudited)
Revenue	$1,524	$3,191
Net loss attributable to KBR	$(37)	$(141)
Diluted earnings per share	$(0.26)	$(0.98)

Scientific Management Associates (Operations) Pty Ltd

On March 6, 2020, we acquired certain assets and assumed certain liabilities related to the government defense business of Scientific Management Associates (Operations) Pty Ltd ("SMA"). The acquired business of SMA provides technical training services to the Royal Australian Navy and is reported within our GS business segment. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $13 million, less purchase price adjustments totaling $4 million resulting in net cash consideration paid of $9 million. We recognized goodwill of $12 million arising from the acquisition, which relates primarily to future growth opportunities to expand services provided to the Royal Australian Navy. During the first quarter of 2021, contingent consideration liability that was recorded at the time of acquisition was settled for $1 million.

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

The components of our cash and equivalents balance are as follows:

	June 30, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$245	$95	$340
Short-term investments (c)	12	—	12
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	131	—	131
Total	$388	$95	$483

	December 31, 2020
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$228	$54	$282
Short-term investments (c)	3	—	3
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	151	—	151
Total	$382	$54	$436

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	June 30, 2021	June 30, 2020
Amounts included in project estimates-at-completion at January 1,	$1,048	$978
(Decrease) increase in project estimates	(228)	(1)
Approved change orders	(11)	(6)
Foreign currency impact	(1)	(16)
Amounts included in project estimates-at-completion at June 30,	$808	$955
Amounts recognized over time based on progress at June 30,	$808	$955

As of June 30, 2021 and 2020, the predominant component of change orders, customer claims and estimated recoveries of claims against suppliers and subcontractors above relates to our 30% proportionate share of unapproved change orders and subcontractor claims recovery associated with the Ichthys LNG Project discussed below.
KBR is currently pursuing approval and collection of amounts due under major unapproved change orders and claims, against the clients and recoveries from subcontractors. Further, there are additional claims that KBR believes it is entitled to recover from its client and from subcontractors which have been excluded from estimated revenues and profits at completion as appropriate under U.S. GAAP. These commercial matters may not be resolved in the near term. Our current estimates for the above unapproved change orders, client claims and estimated recoveries of claims against suppliers and subcontractors may prove inaccurate and any material change could have a material adverse effect on our results of operations, financial position and cash flows.

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
Unapproved Change Orders and Claims Against Client

Under the cost-reimbursable scope of the contract, JKC has entered into commercial contracts with multiple suppliers and subcontractors to execute various scopes of work on the project. Certain suppliers and subcontractors made contract claims against JKC for recovery of costs and extensions of time to progress the works under the scope of their respective contracts due to a variety of issues related to alleged changes to the scope of work, delays and lower than planned subcontractor productivity. In addition, JKC incurred costs related to scope increases and other factors and has made claims to its client for matters for which JKC believes it is entitled to reimbursement under the contract.

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

In a partial award in December 2020, the arbitration tribunal held that it could not decide the merits of the Funding Deed issue without hearing further evidence on factual issues. No determination was reached as to the actual position on entitlement and no decision has been rendered on reimbursable subcontractor settlement costs covered by the Funding Deed. In reaching this decision the arbitration tribunal also decided in its partial award that it did not have authority to stay JKC’s repayment of the funds under the Funding Deed following the passage of the Sunset Date. As the issues raised in the Funding Deed arbitration remained unresolved as of June 30, 2021, JKC could be required to refund sums funded by the client under the terms of the Funding Deed. JKC continues to assert that the subcontractor settlement sums were properly incurred and represent reimbursable costs.

In January 2021, the client demanded that JKC repay the Funding Deed amount and notified its intention to commence legal actions against JKC including claims on the parent company guarantees. The client also submitted an application to the arbitration tribunal asserting various legal theories and requesting immediate repayment of the Funding Deed. JKC opposed the application on the grounds that in seeking such relief, the client was asserting new claims that are not part of the current arbitration. The arbitration tribunal agreed with JKC that these were new claims and declined to order immediate repayment. However, the arbitration tribunal directed the parties to incorporate the new claims into the existing consolidated arbitration process. A case management conference has been set for September 2021 on these matters. Subsequently, the client initiated parent company guarantee proceedings against our partner JGC Corporation in Japanese courts with respect to payment of the Funding Deed. If the client is successful against JGC, KBR would be liable to JGC for its proportional share.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $157 million as of June 30, 2021, and December 31, 2020. These amounts are subject to currency fluctuation risk and possible applicable taxes.

In September and October 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client. The client consented to these settlements and paid for them but reserved its contractual rights. In reliance, JKC in turn settled these claims with the associated suppliers and subcontractors. The formal contract price adjustments for these settlements remained pending at June 30, 2021. However, unlike amounts funded under the Funding Deed, there is no requirement to refund these amounts to the client by a certain date.

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

Ongoing Negotiations with the Client

In Q2 2021, significant settlement discussions occurred with the client. As a result, KBR recorded a non-cash charge to equity in earnings of unconsolidated affiliates as of June 30, 2021 in the amount of $193 million, which reflects KBR’s proportionate share of the unpaid, unapproved change orders and claims. This non-cash charge does not impact JKC’s pursuit of subcontractor claims associated with the combined cycle power plant described below.

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

As of June 30, 2021, JKC's claims against the Consortium were approximately $1.8 billion (net of bonds and remaining lump sum contract value) for recovery of JKC's costs. The opening hearing of the power plant arbitration was held in April 2021. The final hearing is expected to be held in April and May 2022. The previous hearing dates were vacated due to the COVID-19 delay and the current dates may continue to be impacted by the COVID-19 pandemic.
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

As of June 30, 2021, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client.

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

Changes in all other Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather, and ongoing resolution of legacy projects and legal matters. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

Sustainable Technology Solutions

During the three months and six months ended June 30, 2021, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $193 million as a result of changes in estimates on the Ichthys LNG project described above. Additionally, during the quarter, we recognized a favorable change of $37 million in gross profit associated with the settlement of a legacy EPC project matter, partially offset by $16 million related to the resolution of other legacy matters.

During the six months ended June 30, 2020, we recognized a favorable change of $16 million in estimated revenues and gross profit associated with variable consideration resulting from resolution of a contingency of a legacy EPC project.

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

The restructuring liability at June 30, 2021, was $78 million, of which $24 million is included in "Other current liabilities" and $54 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance	Lease Abandonment	Other	Total
Balance at January 1, 2021	$15	$52	$24	$91
Lease restructuring charges related to operating lease liabilities	—	2	—	2
Cash payments / settlements during the period	(7)	(3)	(3)	(13)
Currency translation and other adjustments	(2)	—	—	(2)
Balance at June 30, 2021	$6	$51	$21	$78

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020
Dollars in millions
Beginning balance at January 1,	$881	$846
Equity in earnings (losses) of unconsolidated affiliates	(174)	30
Distributions of earnings of unconsolidated affiliates	(26)	(38)
Advances to (payments from) unconsolidated affiliates, net	(10)	(15)
Investments (a)	7	26
Impairment of equity method investments (b)	—	(19)
Foreign currency translation adjustments	(23)	50
Other	7	1
Ending balance	$662	$881

(a)Investments include $7 million and $24 million in funding contributions to JKC for the six months ended June 30, 2021, and the year ended December 31, 2020, respectively.
(b)During the year ended December 31, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East, and a $6 million impairment related to other equity method investments.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE, any amounts owed to us for services we may have provided to the VIE, and any amounts that we may be contractually or constructively obligated to fund in the future reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. During the quarter, we recognized a non-cash charge in the amount of $193 million associated with the Ichthys LNG project. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities as reflected in our condensed consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	June 30, 2021
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$10	$9
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$375	$6
U.K. Roads project joint ventures	$54	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$38	$1

	December 31, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$11	$9
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$606	$44
U.K. Roads project joint ventures	$59	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$31	$1

Related Party Transactions

We often provide engineering, construction management, and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2021 and 2020, our revenues included $194 million and $276 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and two other joint ventures within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2021, and December 31, 2020 are as follows:

	June 30,	December 31,
Dollars in millions	2021	2020
Accounts receivable, net of allowance for credit losses	$53	$83
Contract assets (a)	$1	$2
Contract liabilities (a)	$11	$53

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

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	June 30, 2021
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$30	$3
Aspire Defence subcontracting entities (Aspire Defence project)	$447	$214

Dollars in millions	December 31, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$18
Aspire Defence subcontracting entities (Aspire Defence project)	$448	$205

Note 9. Retirement Benefits

The components of net periodic benefit cost related to pension benefits for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	2021		2020
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Interest cost	$1	$8	$—	$9
Expected return on plan assets	(1)	(22)	(1)	(14)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	—	8	1	5
Net periodic benefit cost (benefit)	$—	$(5)	$—	$1

	Six Months Ended June 30,
	2021		2020
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Interest cost	$1	$16	$1	$19
Expected return on plan assets	(2)	(43)	(2)	(29)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	1	16	1	11
Net periodic pension cost (benefit)	$—	$(10)	$—	$2

For the six months ended June 30, 2021, we have contributed approximately $24 million of the $50 million we expect to contribute to our plans in 2021.

Note 10. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	June 30, 2021	December 31, 2020
Term Loan A	$281	$285
Term Loan B	514	516
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	260
Unamortized debt issuance costs - Term Loan A	(3)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(14)	(16)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(34)	(40)
Unamortized debt issuance costs and discount - Senior Notes	(5)	(5)
Total debt	1,599	1,596
Less: current portion	14	12
Total long-term debt, net of current portion	$1,585	$1,584

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

The Senior Credit Facility contains financial covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of June 30, 2021, we were in compliance with our financial covenants related to our debt agreements.

Convertible Senior Notes

Convertible Senior Notes. On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes are senior unsecured obligations and bear interest at 2.50% per year, and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023, and may not be redeemed by us prior to maturity.

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On May 20, 2021, we declared a quarterly cash dividend of $0.11 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.3964 at a strike price of $25.38. The impact of dilution on our earnings per share from Convertible Notes is measured using the “treasury stock method”. As of June 30, 2021, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $176 million.

The net carrying value of the equity component related to the Convertible Senior Notes was $57 million as of June 30, 2021, and December 31, 2020. The amount of interest cost recognized relating to the contractual interest coupon was $2 million and $4 million for the three and six months ended June 30, 2021 and 2020, respectively. The amount of interest cost recognized relating to the amortization of the discount and debt issuance costs was $3 million and $7 million for the three and six months ended June 30, 2021, respectively, and $3 million and $6 million for the three and six months ended June 30, 2020, respectively. The effective interest rate on the liability component was 6.50% as of June 30, 2021, and December 31, 2020.

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

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of June 30, 2021 was $39.82. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as "Additional paid-in capital".

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

    At any time prior to September 30, 2023, we may redeem all or part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus a specified “make-whole premium.” On or after September 30, 2023, we may redeem all or part of the Senior Notes at our option, at the redemption prices set forth in the Senior Notes, plus accrued and unpaid interest, if any, to (but not including) the redemption date. At any time prior to September 30, 2023, we may redeem up to 35% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 104.750% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, to (but not including) the redemption date. If we undergo a change of control, we may be required to make an offer to holders of the Senior Notes to repurchase all of the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of June 30, 2021, we had $1 billion in a committed line of credit under the Senior Credit Facility and $365 million of uncommitted lines of credit to support the issuance of letters of credit. As of June 30, 2021, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $114 million of outstanding letters of credit. With respect to our $365 million of uncommitted lines of credit, we had utilized $210 million for letters of credit as of June 30, 2021. The total remaining capacity of these committed and uncommitted lines of credit was approximately $781 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $168 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

The secured bonds were issued in two classes consisting of Class A 3.5% Index Linked Bonds in the amount of £56.0 million and Class B 5.9% Fixed Rate Bonds in the amount of £20.7 million.  Semi-annual payments on both classes of bonds continued through maturity in March 2021.  The subordinated notes payable to each of the partners initially bear interest at 11.25% increasing to 16.00% over the term of the notes until maturity in 2025. For financial reporting purposes, only our partner's portion of the subordinated notes appears in the condensed consolidated financial statements.

Note 11. Income Taxes

The effective tax rate was approximately (37)% and (124)% for the three and six months ended June 30, 2021, respectively. The effective tax rate was approximately (18)% and (4)% for the three and six months ended June 30, 2020, respectively. The effective tax rate for the six months ended June 30, 2021, as compared to the U.S. statutory rate of 21%, was primarily impacted by an equity adjustment on an LNG project and the enactment of a tax rate change in the United Kingdom. An equity adjustment was booked in Q2 2021 on an entity in which KBR is a JV partner. Since the tax impact for this adjustment was taxed at the JV level, KBR will not receive a tax benefit. In Q2 2021, the U.K. enacted legislation to raise the corporate tax rate from 19% to 25% beginning April 1, 2023. All deferred tax balances in this region were remeasured and the tax impact was booked accordingly. Excluding the tax impact of these adjustments, our tax rate would be 25% for the three and six months ended June 30, 2021. The three and six months ended June 30, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the tax impact of these adjustments, our tax rate would have been 27% for the three and six months ended June 30, 2020.

Our estimated annual effective rate for 2021 is 25% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2021 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2021 and December 31, 2020 was $219 million and $220 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $690 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $581 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020 was $95 million and $96 million, respectively.

Note 12. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $30 million as of June 30, 2021, and December 31, 2020. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order and included in the amount is $1 million as of June 30, 2021, and December 31, 2020. The remaining assets and liabilities associated with the previously issued Form 1s issued by the U.S. government questioning or objecting to costs billed to them are immaterial to our condensed consolidated balance sheet as of June 30, 2021, as a result of an unfavorable FKTC containers claim ruling. See Note 13 "U.S. Government Matters" for additional information. The amount also includes $29 million as of June 30, 2021 and December 31, 2020, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

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

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We have been in the process of closing out the LogCAP III contract since 2011, and we expect the contract closeout process to continue for at least another year. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government that need to be resolved in order to close the contract. The contract closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and MFRs. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolution of these outstanding matters. However, for certain of these matters, we have filed claims with the ASBCA or the COFC. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters in the future.

The Company established a reserve for unallowable costs associated with open government matters related to the heritage KBR U.S. Government Services business in the amounts of $33 million as of June 30, 2021, and December 31, 2020, and are recorded in “Other liabilities.”

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We lost our claims against the government as referenced below and have exercised our offset or clawback rights as against FKTC in the arbitration. FKTC does not agree with our right of offset and a final hearing will be needed to resolve this issue and our other counterclaims against FKTC. A hearing has been set for November 2021. Management accrued an amount that it feels is adequate to cover either liability as determined by the panel or a negotiated settlement with FKTC on this matter.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more were expected to occur in early 2020 but have been postponed due to COVID-19. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted, it remains an option on appeal.  The deadline for all fact discovery and depositions has been extended due to COVID-19 travel restrictions and related delays and discovery continues. We believe the allegations of fraud by the relators are without merit and, as of June 30, 2021, no amounts have been accrued.

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

Discovery for this complaint is now mostly complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court recently ruled on various discovery motions allowing one additional deposition to take place. KBR and the U.S government have filed various dispositive motions which remained under consideration by the Court for an extended period. In March 2021, while granting some of KBR’s motions for summary judgment, the court also concluded that we breached the FCA as a matter of law as to several subcontracts. We filed for two motions for reconsideration, one addressing the ruling on KBR’s motion for summary judgment and one addressing the U.S. government’s motion. A preliminary meeting was held and the Court issued a ruling on both motions, granting in part and denying in part on both motions. The Court also set a trial date for February 2022 and told the parties that no further motions would be considered. Despite that ruling, the Government filed a Motion of Clarification which is now pending. As of June 30, 2021, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a decision was issued on September 1, 2020. Although the court agreed with KBR that the wrong legal standard was applied by the trial court, the appellate court made its own fact findings on damages based on an incomplete record and denied KBR any recovery. KBR filed a motion for rehearing which was denied and therefore the dispute with the U.S. government has concluded. As of June 30, 2021, we believe our recorded accruals are adequate to resolve this matter. We are in discussions with the U.S. government regarding payment.

Note 14. Other Commitments and Contingencies

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims.  SSI’s initial defense was filed and a hearing was held in December 2018.  A merits hearing was held in February 2019.  In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award.  Exxon and SSI have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019.  Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019, and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020, and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020, the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021, and therefore there is no current risk of enforcement of the judgment.

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

In August 2019, the client advised that it had filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations. The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but was postponed. The client submitted an amended statement on May 28, 2020 claiming damages of $301 million Australian dollars but did not provide any detail to support that sum. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. As of June 30, 2021, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are still ongoing. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time. The joint venture, joint venture insurers, and client continue to be engaged in discussions concerning potential resolution of the claims.

Note 15. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income adjustments before reclassifications	8	—	8	16
Amounts reclassified from AOCL	3	13	6	22
Net other comprehensive income (loss)	11	13	14	38
Balance at June 30, 2021	$(280)	$(751)	$(14)	$(1,045)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	(37)	—	(23)	(60)
Amounts reclassified from AOCL	(11)	10	5	4
Net other comprehensive income (loss)	(48)	10	(18)	(56)
Balance at June 30, 2020	$(363)	$(644)	$(36)	$(1,043)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2021	2020	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(3)	$11	Gain on disposition of assets and investments and Net income attributable to noncontrolling interests
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(3)	$11	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(16)	$(12)	See (a) below
Tax benefit	3	2	Provision for income taxes
Net pension and post-retirement benefits	$(13)	$(10)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(8)	$(6)	Other non-operating income
Tax benefit	2	1	Provision for income taxes
Net changes in fair value of derivatives	$(6)	$(5)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 9 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, our Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of June 30, 2021, $275 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under this program:

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	681,284	$40.89	$28	681,284	$40.89	$28
Withheld to cover shares	11,873	$40.97	—	141,249	$31.90	$4
Total	693,157	$40.89	$28	822,533	$39.35	$32

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—	—	$—	$—
Withheld to cover shares	11,008	$22.79	—	160,132	$25.74	$4
Total	11,008	$22.79	$—	160,132	$25.74	$4

Note 17. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2021	2020	2021	2020
Basic weighted average common shares outstanding	141	142	141	142
Stock options, restricted shares, and convertible debt	—	—	—	—
Diluted weighted average common shares outstanding	141	142	141	142

For purposes of applying the two-class method in computing income (loss) per share, there were no net earnings allocated to participating securities, or a negligible amount per share for the three and six months ended June 30, 2021. There were no net earnings allocated to participating securities for the three and six months ended June 30, 2020. The diluted income per share calculation did not include antidilutive weighted average shares for three months ended June 30, 2021, and 0.2 million antidilutive weighted average shares for the six months ended June 30, 2021. The diluted income (loss) per share calculation did not include 1.2 million antidilutive weighted average shares for the three and six months ended June 30, 2020.

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

			June 30, 2021		December 31, 2020
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$281	$281	$285	$285
Term Loan B	Level 2		514	513	516	517
Convertible Notes	Level 2		350	543	350	480
Senior Notes	Level 2		250	251	250	262
Senior Credit Facility	Level 2	`	260	260	260	260
Nonrecourse project debt	Level 2		2	2	7	7

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

As of June 30, 2021, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $57 million, all of which had durations of 16 days or less. We also had approximately
$1 million (gross notional value) of cash flow hedges which had durations of 1 month or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at June 30, 2021, and December 31, 2020. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gains (losses) dollars in millions	2021	2020	2021	2020
Balance Sheet Hedges - Fair Value	$(1)	$(1)	$(1)	$—
Balance Sheet Position - Remeasurement	1	—	(5)	6
Net	$—	$(1)	$(6)	$6

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR-rate based loans into fixed-rate loans.  In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive a one-month LIBOR rate and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive a one-month LIBOR rate and pay a monthly fixed rate of 0.965% for the term of the swaps.  Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at June 30, 2021, was a $16 million net liability, of which $15 million is included in "Other current liabilities," $4 million is included in "Other liabilities," and $3 million is included in "Other assets." The unrealized net losses on these interest rate swaps was $16 million and is included in "AOCL" as of June 30, 2021. The fair value of the interest rate swaps at December 31, 2020, was a $33 million liability, of which $15 million is included in "Other current liabilities" and $18 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $33 million and included in "AOCL" as of December 31, 2020.

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

At June 30, 2021, our STS business segment that is subject to credit risk reported approximately $347 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $13 million. Although there continues to be an economic disruption resulting from the impact of COVID-19, changes in our credit loss reserve was not material for the six months ended June 30, 2021. Based on an aging analysis at June 30, 2021, 85% of our accounts receivable related to this segment were outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amount. The Company has derecognized $553 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $543 million were sold under the MUFG RPA as of June 30, 2021. We did not factor any material receivables in the prior year. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in “Other non-operating (loss) income” on the condensed consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

Six Months Ended
Dollars in millions	June 30, 2021
Sale of receivables	553
Settlement of receivables	(434)
Cash collected, not yet remitted	—
Outstanding balances sold to financial institutions	$119

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Equity's Own Equity. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for us for annual reporting periods beginning after December 15, 2021, and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. We are currently evaluating the future impact of adoption of this standard.

In May 2021, the FASB issued ASU No. 2021-04. Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses measurement, treatment and recognition of a freestanding equity-classified written call option modification or exchange. ASU No. 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the future impact of adoption of this standard.

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

KBR's strategic growth vectors include:

•Defense modernization;
•Space superiority;
•Health and human performance; and
•Sustainable technology.

Key customers include U.S. DoD agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, London Metropolitan Police, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic, accretive acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative, and sustainability- and safety-focused. These technologies and solutions enable clients to achieve a cleaner, greener, more energy efficient global future.

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

Business Environment and Trends

Government Outlook

The fiscal 2021 and proposed fiscal 2022 spending budgets prioritize and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats, and continues the restoration of military readiness. The budget includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics, and biotechnologies. The proposed fiscal 2022 national security budget outlines spending of $753 billion, a 1.6% increase over the fiscal 2021 amounts, and includes $715 billion for the Department of Defense. The fiscal 2022 non-defense discretionary spending proposal includes a 16% increase in funding, including a 6.5% increase in funding for NASA to support the continuation of scientific research and exploration as well as increased funding across all agencies to tackle climate change.

The U.S. military announced a full withdrawal of U.S. forces from Afghanistan by September 11, 2021. We believe the overall impact will not be material to our financial results.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. The U.K. government was committed to spend £188 billion on defense over the coming four years, an increase of £24 billion or 14%. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, global expansion of the middle class, and acceleration of demand for energy transition and renewable energy sources for which momentum continues to build. Clients continue to prioritize investment in solutions to increase end-product flexibility and energy efficiency and to reduce their environmental footprint. As companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, sequestration and utilization; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia which complements KBR's proprietary process technology and capabilities.

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

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The information below is an analysis of our consolidated results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Revenues	$1,536	$1,385	$151	11%

The increase in overall revenue was primarily driven by organic growth in our GS business segment, which was attributable to new program wins and on-contract expansion as well as our acquisition of Centauri in October 2020, which contributed approximately $180 million this quarter. This growth was partially offset by a reduction in revenue to $305 million in our STS business segment, which is in line with management expectations following the company's exit from commoditized construction services in 2020.

Gross Profit	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gross profit	$207	$142	$65	46%

The increase in overall gross profit was primarily driven by improvements in our STS business segment due to improved execution and market recovery in 2021, expenses recognized in 2020 that did not recur in 2021, and the net favorable resolution of and provisioning for legacy matters. Gross profits also increased in our GS business segment due to the acquisition of Centauri in October 2020. The increase was partially offset by higher amortization of intangibles from the Centauri acquisition and lower construction work on the Aspire program in our GS business segment.

Equity in Earnings (Losses) of Unconsolidated Affiliates	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Equity in earnings (losses) of unconsolidated affiliates	$(186)	$16	$(202)	(1,263)%

The overall decrease in equity in earnings (losses) of unconsolidated affiliates was primarily driven by a non-cash charge in the amount of $193 million associated with the Ichthys LNG project recognized in the current quarter in our STS business segment.

Selling, General and Administrative Expenses	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Selling, general and administrative expenses	$(103)	$(73)	$30	41%

Selling, general and administrative expenses in the three months ended June 30, 2021, was $30 million higher than the same period in 2020, which was primarily driven by increased expenses attributable to the Centauri acquisition, increased costs associated with the return to the office, increased travel beginning in early 2021 compared to 2020 as well as other corporate initiatives.

Acquisition and Integration Related Costs	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Acquisition and integration related costs	$(3)	$—	$3	n/m

Acquisition and integration related costs in 2021 are primarily comprised of costs associated with our acquisition of Centauri in October 2020.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Goodwill impairment	$—	$(37)	$(37)	n/m
Restructuring charges and asset impairments	$(2)	$(59)	$57	n/m

In 2020, as a result of the economic and market volatility, management initiated a restructuring plan and we recognized goodwill impairments, restructuring charges, and assets impairments resulting from that plan.

Interest Expense	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Interest expense	$(23)	$(19)	$4	21%

The increase in interest expense was primarily driven by increased expense associated with borrowings to finance the acquisition of Centauri.

Other Non-operating (Loss) Income	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Other non-operating (loss) income	$2	$(2)	$4	200%

Other non-operating (loss) income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items with the change primarily driven by foreign exchange gains and losses.

Provision for Income Taxes	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Income before provision for income taxes and noncontrolling interests	$(109)	$(33)	$(76)	230%
(Provision) for income taxes	$(40)	$(6)	$34	567%

The provision for income taxes for the three months ended June 30, 2021 reflects a (37)% tax rate as compared to a (18)% tax rate for the three months ended June 30, 2020. The effective tax rate of (37)% for the three months ended June 30, 2021 was primarily impacted by an equity adjustment on an LNG project and the enactment of a tax rate change in the U.K. Excluding the tax impact of these adjustments, our tax rate would be 25% for the three months ended June 30, 2021. The effective tax rate of (18)% for the three months ended June 30, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the tax impact of these adjustments, our rate would have been 27% for the three months ended June 30, 2020. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Net income attributable to noncontrolling interests	$(3)	$—	$3	n/m

The increase in net income attributable to noncontrolling interests was primarily driven by income earned related to a Middle East joint venture project in our STS business segment.

Results of Operations by Business Segment

	Three Months Ended June 30,
Dollars in millions	2021	2020
Revenues
Government Solutions	$1,231	$953
Sustainable Technology Solutions	305	432
Total revenues	$1,536	$1,385

Gross profit
Government Solutions	$130	$117
Sustainable Technology Solutions	77	25
Total gross profit	$207	$142

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$8	$7
Sustainable Technology Solutions	(194)	9
Total equity in earnings (losses) of unconsolidated affiliates	$(186)	$16

Total selling, general and administrative expenses	$(103)	$(73)

Acquisition and integration related costs	$(3)	$—

Goodwill impairment	$—	$(37)

Restructuring charges and asset impairments	$(2)	$(59)

Gain on disposition of assets	$(1)	$(1)

Total operating income	$(88)	$(12)

Government Solutions

GS revenues increased by $278 million to $1,231 million in the second quarter of 2021, compared to $953 million in the second quarter of 2020. The increase was primarily driven by organic growth across each of our business units with Readiness & Sustainment posting 17% organic growth, International posting 11% organic growth, Science & Space posting 8% organic growth, Defense & Intel posting 4% organic growth, and the acquisition of Centauri in October 2020, which contributed over $180 million during the quarter. These increases were partially offset by lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

GS gross profit increased by $13 million, or 11%, to $130 million in the second quarter of 2021 compared to $117 million in the second quarter of 2020. The increase was primarily driven by the growth discussed above, partially offset by the higher amortization of intangibles from the Centauri acquisition and wind down of construction work on the Aspire program.

GS equity in earnings of unconsolidated affiliates change remained flat at $8 million in each of the three months ended June 30, 2021 and 2020.

Sustainable Technology Solutions

STS revenues decreased by $127 million, or 29%, to $305 million in the second quarter of 2021 compared to $432 million in the second quarter of 2020. The decrease was primarily driven by the company's exit from commoditized construction services in 2020.

STS gross profit increased by $52 million, or 208% to $77 million in the second quarter of 2021 compared to $25 million in the second quarter of 2020. The increase was primarily driven by strong execution and market recovery in 2021, expenses recognized in 2020 but did not recur in 2021, and the net favorable resolution of and provisioning for legacy matters.

STS equity in earnings (losses) of unconsolidated affiliates decreased by $203 million, or 2256% to $194 million loss in the second quarter of 2021 compared to $9 million in the second quarter of 2020. The decrease was primarily driven by a non-cash charge in the amount of $193 million associated with the Ichthys LNG project recognized in the current quarter.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The information below is an analysis of our consolidated results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Revenues	$2,997	$2,922	$75	3%

The increase in overall revenue was primarily driven by organic growth in our GS business segment, which was attributable to new program wins and on-contract expansion as well as our acquisition of Centauri in October 2020. This growth was partially offset by a reduction in revenue to $602 million in our STS business segment, which is in line with management expectations following the company's exit from commoditized construction services in 2020.

Gross Profit	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gross profit	$375	$328	$47	14%

The increase in overall gross profit was primarily driven by improvements in our STS business segment due to improved execution and market recovery in 2021, expenses recognized in 2020 that did not recur in 2021, and the net favorable resolution of and provisioning for legacy matters. Gross profits also increased in our GS business segment due to the acquisition of

Centauri in October 2020. The increase was partially offset by higher amortization of intangibles from the Centauri acquisition and lower construction work on the Aspire program in our GS business segment.

Equity in Earnings (Losses) of Unconsolidated Affiliates	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Equity in earnings (losses) of unconsolidated affiliates	$(174)	$17	$(191)	n/m

The overall decrease in equity earnings (losses) was primarily driven by a non-cash charge in the amount of $193 million associated with the Ichthys LNG project recognized in the current quarter in our STS business segment.

Selling, General and Administrative Expenses	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Selling, general and administrative expenses	$(192)	$(170)	$22	13%

Selling, general and administrative expenses in the six months ended June 30, 2021 were $22 million higher than the same period in 2020, which was primarily driven by increased expenses attributable to the Centauri acquisition, increased costs associated with the return to the office, increased travel beginning in early 2021 compared to 2020 as well as other corporate initiatives, partially offset by cost reductions to right-size the cost base in line with the business shift to exit non-strategic areas in our STS business segment.

Acquisition and Integration Related Costs	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Acquisition and integration related costs	$(4)	$—	$4	n/m

Acquisition and integration related costs in 2021 are primarily comprised of costs associated with our acquisition of Centauri in October 2020.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Goodwill impairment	$—	$(99)	$99	n/m
Restructuring charges and asset impairments	$(2)	$(175)	$173	n/m

In 2020, as a result of the economic and market volatility, management initiated a restructuring plan and we recognized goodwill impairments, restructuring charges and asset impairments resulting from that plan.

Interest Expense	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Interest expense	$(45)	$(42)	$3	7%

The increase in interest expense was primarily driven by increased expense associated with borrowings to finance the acquisition of Centauri.

Other Non-operating Income (loss)	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Other non-operating income (loss)	$(1)	$5	$(6)	(120)%

Other non-operating income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items with the change primarily driven by foreign exchange gains and losses.

Provision for Income Taxes	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Income (loss) before provision for income taxes and noncontrolling interests	$(45)	$(118)	$73	(62)%
(Provision) benefit for income taxes	$(56)	$(5)	$51	n/m

The provision for income taxes for the six months ended June 30, 2021 reflects a (124)% tax rate as compared to a (4)% tax rate for the six months ended June 30, 2020. The effective tax rate of (124)% for the six months ended June 30, 2021 was primarily impacted by an equity adjustment on the LNG project and the enactment of a tax rate change in the U.K. Excluding the tax impact of these adjustments, our tax rate would be 25% for the six months ended June 30, 2021. The effective tax rate of (4)% for the six months ended June 30, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the tax impact of these adjustments, our tax rate would have been 27% six months ended June 30, 2020. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Six Months Ended June 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Net income attributable to noncontrolling interests	$(4)	$(20)	$(16)	n/m

The decrease in net income attributable to noncontrolling interests was primarily driven by the resolution of a contingency on a completed LNG project and liquidation of the joint venture in 2020, partially offset by income earned related to a Middle East joint venture project in our STS business segment.

Results of Operations by Business Segment

	Six Months Ended June 30,
Dollars in millions	2021	2020
Revenues
Government Solutions	$2,395	$1,935
Sustainable Technology Solutions	602	987
Total revenues	$2,997	$2,922

Gross profit
Government Solutions	$246	$246
Sustainable Technology Solutions	129	82
Total gross profit	$375	$328

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$15	$12
Sustainable Technology Solutions	(189)	5
Total equity in earnings (losses) of unconsolidated affiliates	$(174)	$17

Total selling, general and administrative expenses	$(192)	$(170)

Acquisition and integration related costs	$(4)	$—

Goodwill impairment	$—	$(99)

Restructuring charges and asset impairments	$(2)	$(175)

(Loss) gain on disposition of assets	$(2)	$18

Total operating income	$1	$(81)

Government Solutions

GS revenues increased by $460 million, or 24%, to $2.4 billion in the six months ended June 30, 2021, compared to $1,935 million in the six months ended June 30, 2020. The increase was primarily driven by organic growth across each of business each of our business units with Readiness & Sustainment posting 15% organic growth, Science & Space posting 6% organic growth, Defense & Intel posting 5% growth, International posting 1% growth, and the acquisition of Centauri in October 2020, which contributed $313 million this year. These increases were partially offset by lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

GS gross profit decreased by $0 million, to $246 million in the six months ended June 30, 2021, compared to $246 million in the six months ended June 30, 2020, despite the increase in revenue growth of 24% year over year, which was primarily driven by an increase in gross profits from the acquisition of Centauri in October 2020, partially offset by the higher amortization of intangibles from the Centauri acquisition and wind down of construction work on the Aspire program.

GS equity in earnings of unconsolidated affiliates increased by $3 million to $15 million in the six months ended June 30, 2021, compared to $12 million in the six months ended June 30, 2020. The increase was primarily driven by better performance of joint ventures and increased work in our International business, partially offset by changes in project estimates in a domestic joint venture.

Sustainable Technology Solutions

STS revenues decreased by $385 million, or 39%, to $602 million in the six months ended June 30, 2021, compared to $987 million in the six months ended June 30, 2020. The decrease was primarily driven by the company's exit from commoditized construction services in 2020.

STS gross profit increased by $47 million, or 57%, to $129 million in the six months ended June 30, 2021, compared to $82 million in the six months ended June 30, 2020. The increase was primarily driven by strong execution and market recovery in 2021, expenses recognized in 2020 but did not recur in 2021, and the net favorable resolution of and provisioning for legacy matters.

STS equity in earnings of unconsolidated affiliates decreased by $194 million to $189 million loss in the six months ended June 30, 2021, compared to a $5 million in earnings in the six months ended June 30, 2020. The decrease was primarily driven by a non-cash charge in the amount of $193 million associated with the Ichthys LNG project recognized in the current quarter.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at June 30, 2021, and $2.4 billion at December 31, 2020. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $46 million and $52 million at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes our backlog by business segment as of June 30, 2021, and December 31, 2020, respectively:

	June 30,	December 31,
Dollars in millions	2021	2020
Government Solutions	$12,374	$12,661
Sustainable Technology Solutions	2,512	2,454
Total backlog	$14,886	$15,115

We estimate that as of June 30, 2021, 27% of our backlog will be executed within one year. Of this amount, 83% will be recognized in revenues on our condensed consolidated statement of operations and 17% will be recorded by our unconsolidated joint ventures. As of June 30, 2021, $118 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2021, 14% of our backlog was attributable to fixed-price contracts, 47% was attributable to PFIs, 25% was attributable to cost-reimbursable contracts, and 14% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable, and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable, or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2021, $9.4 billion of our GS backlog was currently funded by our customers.

As of June 30, 2021, we had approximately $5.0 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $14.9 billion and the remaining performance obligation as defined by ASC 606 of $11.5 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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
As discussed in Note 10 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we amended our Senior Credit Facility on July 2, 2020, to consist of a $1 billion revolving credit facility ("Revolver"), a $275 million Loan A, ("Term Loan A") of which a portion is denominated in Australian dollars, and a $520 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.795 billion. The Revolver and Term Loan A mature in February 2025 and Term Loan B matures in February 2027. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of June 30, 2021, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $483 million at June 30, 2021, and $436 million at December 31, 2020, and consisted of the following:

	June 30,	December 31,
Dollars in millions	2021	2020
Domestic U.S. cash	$95	$54
International cash	257	231
Joint venture and Aspire Defence project cash	131	151
Total	$483	$436
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

During the quarter ending March 31 2021, we changed our permanent reinvestment assertion on the unremitted earnings, as well as all current and future earnings in a wholly owned subsidiary in India. We determined that the past unremitted earnings of $30 million is available for future repatriation for deployment in the U.S. Accordingly, we have recorded the income tax expense expected with the future repatriation in Q1 2021. In addition in Q1 2021, we changed our permanent reinvestment assertion on all current and future earnings in our subsidiaries in Saudi Arabia. The income tax expense associated with the current and future earnings will be reflected in the interim and annual periods in which the earnings are generated.

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

As of June 30, 2021, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Dollars in millions	2021	2020
Cash flows provided by operating activities	$154	$150
Cash flows (used in) investing activities	(38)	(25)
Cash flows (used in) financing activities	(74)	(183)
Effect of exchange rate changes on cash	5	(19)
Increase (decrease) in cash and equivalents	$47	$(77)

Operating Activities. Cash provided by operations totaled $154 million in the first six months of 2021 as compared to net loss of $101 million. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost reimbursable, time-and-materials, and fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities. Cash used in investing activities totaled $38 million in the first six months of 2021 and was primarily due to our acquisition of a technology license, our investment in a plastics recycling technology, and funding our proportionate share of JKC's ongoing legal and commercial costs. See Note 6 for further discussion of the legal and commercial costs.

Financing Activities. Cash used in financing activities totaled $74 million in the first six months of 2021 and was primarily due to approximately $30 million of dividend payments to common shareholders, $28 million for the repurchase of common stock under our share repurchase program, $7 million repayment on our finance lease obligations, $6 million in payments on borrowings related to our Senior Credit Facility, and $6 million repayment on our non-recourse debt associated with our Fasttrax joint venture. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. In reference to Note 6 "Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements, in Q2 2021, significant settlement discussions occurred with the client. As a result, KBR recorded a non-cash charge to equity in earnings of unconsolidated affiliates as of June 30, 2021 in the amount of $193 million, which reflects KBR’s proportionate share of the unpaid, unapproved change orders and claims. This non-cash charge does not impact JKC’s pursuit of subcontractor claims associated with the combined cycle power. The client has reserved their contractual rights on certain amounts previously funded to JKC and may seek recoveries of those amounts, including calling the performance and warranty letters of credit. In January 2021, the client demanded that JKC repay the Funding Deed amount and notified JKC of its intention to commence legal actions against JKC including claims on the parent company guarantees. JKC is opposing the client’s payment demand and believes that the client has not complied with the contract requirements to make these sums repayable. JKC believes the subcontractor settlement sums were properly incurred and represent reimbursable cost.
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

As of June 30, 2021, we had $164 million in letters of credit outstanding in support of performance and warranty guarantees provided to the client.

As described in Note 6, the client demanded that JKC repay the Funding Deed amount and notified its intention to commence legal actions against JKC including claims on the parent company guarantees. The client also submitted an application to the arbitration tribunal asserting various legal theories and requesting immediate repayment of the Funding Deed. JKC opposed the application on the grounds that in seeking such relief, the client was asserting new claims that are not part of the current arbitration. The arbitration tribunal agreed with JKC that these were new claims and declined to order immediate repayment. However, the arbitration tribunal directed the parties to incorporate the new claims into the existing consolidated arbitration process. A case management conference has been set for September 2021 on these matters. Subsequently, the client initiated parent company guarantee proceedings against our partner JGC Corporation in Japanese courts with respect to payment of the Funding Deed. If the client is successful against JGC, KBR would be liable to JGC for its proportional share.

Our proportionate share of the total amount of the contract price adjustments under the Funding Deed included in the unapproved change orders and claims related to JKC discussed above was $157 million as of June 30, 2021, and December 31, 2020. These amounts are subject to currency fluctuation risk and possible applicable taxes.

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $339 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of September 30, 2020) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the six months ended June 30, 2021, was $24 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The current agreement calls for minimum annual contributions of £33 million ($47 million at current exchange rates) until the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of June 30, 2021, we had no material guarantees of the work or obligations of third parties recorded.

We have committed and uncommitted lines of credit available to be used for letters of credit. As of June 30, 2021, our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion, of which $324 million had been utilized. Information relating to our letters of credit is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. No net gain or loss was recorded for the three months ended June 30, 2021, and net loss of $1 million was recorded for the three months ended June 30, 2020. We recorded a net loss of $6 million and net gain of $6 million for the six months ended June 30, 2021 and 2020, respectively, in "Other non-operating income (expense)" on our condensed consolidated statements of operations. The net loss of $6 million during the six months ended June 30, 2021, consisted primarily of unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and European Euros resulting in foreign currency loss of approximately $6 million related to changes in the fair value of balance sheet hedges.
We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of June 30, 2021. Information relating to fair value measurements is described in Note 18 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver and $795 million outstanding under the term loan portions of the Senior Credit Facility as of June 30, 2021. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 10 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive a one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive a one-month LIBOR rate and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a net liability of approximately $16 million as of June 30, 2021.

At June 30, 2021, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $555 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the six months ended June 30, 2021, was 3.79%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of June 30, 2021.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

However, we are in the process of a phased implementation of a company-wide enterprise resource planning ("ERP") system and expect this implementation to be completed within the next two to three years. During the second quarter of 2021, we substantially completed the implementation of the ERP system for a portion of our Government Solutions business. The next phases of the implementation will include Corporate, Sustainable Technology Solutions and the remaining business units of Government Solutions not yet implementing this ERP system. Each completed phase of our ERP implementation will enhance our internal control over financial reporting as we will benefit from having an integrated system to support end-to-end processes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, our Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, our Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of June 30, 2021, $275 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock settled during the three months ended June 30, 2021.

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2021	767	$31.00	—	$303,142,110
May 1 - 31, 2021	653,876	$41.75	643,088	$276,784,589
June 1 - 30, 2021	38,514	$38.56	38,196	$275,286,485

(1)Included within shares repurchased herein are 11,873 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $40.97 per share.

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

10.1+
Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan, effective May 19, 2021 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 21, 2021; File No. 001-33146)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Shad E. Evans
Mark W. Sopp	Shad E. Evans
Executive Vice President and Chief Financial Officer	Senior Vice President of Finance Operations and Chief Accounting Officer

Dated: July 29, 2021                      Dated: July 29, 2021