Form 10-Q
period 2021-09-30
KBR, INC.
filed 2021-10-28
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

As of October 22, 2021, there were 140,285,318 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed in our latest Form 10-K and any subsequent Forms 10-Q and 8-K.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
C4ISR	Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
HETs	Heavy equipment transporters
ICC	International Chamber of Commerce
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
OAW	Operation Allies Welcome
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SMA	Scientific Management Associates (Operations) Pty Ltd
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,843	$1,379	$4,840	$4,301
Cost of revenues	(1,650)	(1,207)	(4,272)	(3,801)
Gross profit	193	172	568	500
Equity in earnings (losses) of unconsolidated affiliates	(1)	13	(175)	30
Selling, general and administrative expenses	(91)	(89)	(283)	(259)
Acquisition and integration related costs	(3)	(2)	(7)	(2)
Goodwill impairment	—	—	—	(99)
Restructuring charges and asset impairments	—	(1)	(2)	(176)
Gain on disposition of assets and investments	3	—	1	18
Operating income	101	93	102	12
Interest expense	(23)	(18)	(68)	(60)
Other non-operating income (loss)	(1)	(4)	(2)	1
Income (loss) before income taxes	77	71	32	(47)
Provision for income taxes	(19)	(19)	(75)	(24)
Net income (loss)	58	52	(43)	(71)
Less: Net income attributable to noncontrolling interests	3	—	7	20
Net income (loss) attributable to KBR	$55	$52	$(50)	$(91)
Net income (loss) attributable to KBR per share:
Basic	$0.39	$0.36	$(0.36)	$(0.64)
Diluted	$0.38	$0.36	$(0.36)	$(0.64)
Basic weighted average common shares outstanding	140	142	141	142
Diluted weighted average common shares outstanding	145	142	141	142
Cash dividends declared per share	$0.11	$0.10	$0.33	$0.30
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$58	$52	$(43)	$(71)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	21	(4)	(27)
Pension and post-retirement benefits	9	6	25	18
Changes in fair value of derivatives	4	4	23	(19)
Other comprehensive income (loss)	(3)	31	44	(28)
Income tax (expense) benefit:
Foreign currency translation adjustments	1	—	—	—
Pension and post-retirement benefits	(2)	(1)	(5)	(3)
Changes in fair value of derivatives	—	(1)	(5)	4
Income tax (expense) benefit	(1)	(2)	(10)	1
Other comprehensive income (loss), net of tax	(4)	29	34	(27)
Comprehensive income (loss)	54	81	(9)	(98)
Less: Comprehensive income attributable to noncontrolling interests	3	—	7	20
Comprehensive income (loss) attributable to KBR	$51	$81	$(16)	$(118)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$550	$436
Accounts receivable, net of allowance for credit losses of $13 and $13, respectively	1,245	899
Contract assets	227	178
Other current assets	114	121
Total current assets	2,136	1,634
Claims and accounts receivable	30	30
Property, plant, and equipment, net of accumulated depreciation of $435 and $419 (including net PPE of $21 and $24 owned by a variable interest entity), respectively	131	130
Operating lease right-of-use assets	154	154
Goodwill	1,772	1,761
Intangible assets, net of accumulated amortization of $279 and $228, respectively	635	683
Equity in and advances to unconsolidated affiliates	590	881
Deferred income taxes	237	297
Other assets	147	135
Total assets	$5,832	$5,705
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$964	$574
Contract liabilities	289	356
Accrued salaries, wages and benefits	318	283
Nonrecourse project debt	—	5
Operating lease liabilities	40	44
Other current liabilities	177	193
Total current liabilities	1,788	1,455
Pension obligations	310	381
Employee compensation and benefits	104	110
Income tax payable	94	96
Deferred income taxes	13	26
Nonrecourse project debt	2	2
Long-term debt	1,578	1,584
Operating lease liabilities	189	186
Other liabilities	254	256
Total liabilities	4,332	4,096
Commitments and Contingencies (Notes 6, 13 and 14)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 179,908,148 and 179,087,655 shares issued, and 140,260,422 and 140,766,052 shares outstanding, respectively	—	—
PIC	2,246	2,222
Retained earnings	1,208	1,305
Treasury stock, 39,647,726 shares and 38,321,603 shares, at cost, respectively	(919)	(864)
AOCL	(1,049)	(1,083)
Total KBR shareholders’ equity	1,486	1,580
Noncontrolling interests	14	29
Total shareholders’ equity	1,500	1,609
Total liabilities and shareholders’ equity	$5,832	$5,705
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2021	$1,501	$2,240	$1,169	$(895)	$(1,045)	32
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.11/share)	(16)	—	(16)	—	—	—
Repurchases of common stock	(26)	—	—	(26)	—	—
Issuance of ESPP shares	2	1	—	1	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(22)	—	—	—	—	(22)
Other	2	—	—	1	—	1
Net income	58	—	55	—	—	3
Other comprehensive loss, net of tax	(4)	—	—	—	(4)	—
Balance at September 30, 2021	$1,500	$2,246	$1,208	$(919)	$(1,049)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	11	11	—	—	—	—
Dividends declared to shareholders ($0.33/share)	(47)	—	(47)	—	—	—
Repurchases of common stock	(58)	—	—	(58)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(23)	—	—	—	—	(23)
Other	1	—	—	—	—	1
Net income (loss)	(43)	—	(50)	—	—	7
Other comprehensive income, net of tax	34	—	—	—	34	—
Balance at September 30, 2021	$1,500	$2,246	$1,208	$(919)	$(1,049)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2020	$1,642	$2,216	$1,262	$(820)	$(1,043)	$27
Share-based compensation	3	3	—	—	—	—
Common stock issued upon exercise of stock options	—	—	—	—	—	—
Dividends declared to shareholders ($0.10/share)	(14)	—	(14)	—	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	—	—	—	1	—	(1)
Net income	52	—	52	—	—	—
Other comprehensive income, net of tax	29	—	—	—	29	—
Balance at September 30, 2020	$1,713	$2,219	$1,300	$(817)	$(1,014)	$25

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	3	3	—	—	—	—
Dividends declared to shareholders ($0.30/share)	(43)	—	(43)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(3)	—	—	—	—	(3)
Other noncontrolling interests activity	(6)	—	—	—	—	(6)
Net income (loss)	(71)	—	(91)	—	—	20
Other comprehensive loss, net of tax	(27)	—	—	—	(27)	—
Balance at September 30, 2020	$1,713	$2,219	$1,300	$(817)	$(1,014)	$25
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43)	$(71)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	114	74
Equity in (earnings) losses of unconsolidated affiliates	175	(30)
Deferred income tax	38	(11)
Gain on disposition of assets	(1)	(18)
Goodwill impairment	—	99
Asset impairments	1	91
Other	39	25
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(341)	(50)
Contract assets	(50)	49
Accounts payable	397	15
Contract liabilities	(41)	(124)
Accrued salaries, wages and benefits	41	46
Payments on operating lease obligation	(46)	(45)
Payments from unconsolidated affiliates, net	18	15
Distributions of earnings from unconsolidated affiliates	37	35
Pension funding	(35)	(33)
Restructuring reserve	(20)	31
Other assets and liabilities	(7)	147
Total cash flows provided by operating activities	$276	$245
Cash flows from investing activities:
Purchases of property, plant and equipment	$(22)	$(8)
Proceeds from disposition of assets and investments	44	1
Investments in equity method joint ventures	(13)	(22)
Acquisition of businesses, net of cash acquired	(14)	(9)
Acquisition of technology license	(7)	—
Other	(10)	—
Total cash flows used in investing activities	$(22)	$(38)
Cash flows from financing activities:
Borrowings on long-term debt	—	359
Payments on short-term and long-term borrowings	(25)	(270)
Debt issuance costs	—	(3)
Payments of dividends to shareholders	(45)	(40)
Net proceeds from issuance of common stock	11	3
Payments to reacquire common stock	(58)	(4)
Distributions to noncontrolling interests	(23)	(3)
Other	—	(1)
Total cash flows (used in) provided by financing activities	$(140)	$41
Effect of exchange rate changes on cash	—	(11)
Increase in cash and equivalents	114	237
Cash and equivalents at beginning of period	436	712
Cash and equivalents at end of period	$550	$949
Noncash financing activities
Dividends declared	$15	$14
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2021, and the results of our operations for the three and nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020.

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
Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary (collectively, the "Company," "KBR", "we", "us" or "our"). We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 8 to our condensed consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

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

Time-and-materials contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor. The rates cover the cost of direct labor, indirect expense and fee. These contracts can also allow for reimbursement of cost of material plus a fee, if applicable. In U.S. government contracting, this type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. With respect to time-and-materials contracts, we assume the price risk because our costs of performance may exceed negotiated hourly rates. In commercial and non-U.S. government contracting, this contract is generally used for defined and non-defined scope contracts where there is a higher degree of uncertainty and risks as to the scope of work. These types of contracts may also provide for a guaranteed maximum price where the total cost plus the fee cannot exceed an agreed upon guaranteed maximum price or not-to-exceed provisions.

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead, and general and administrative expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it generally requires us to use our best efforts to accomplish the scope of the work within a specified time and budget. Cost-reimbursable contracts with the U.S. government are generally subject to the Federal Acquisition Regulation ("FAR") and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

See Note 3 to our condensed consolidated financial statements for further discussion of our revenue by contract type.

Additional Balance Sheet Information

Other Current Liabilities

The components of "Other current liabilities" on our condensed consolidated balance sheets as of September 30, 2021, and December 31, 2020, are presented below:

	September 30,	December 31,
Dollars in millions	2021	2020
Current maturities of long-term debt	$16	$12
Reserve for estimated losses on uncompleted contracts	15	16
Retainage payable	12	22
Income taxes payable	—	16
Restructuring reserve	20	32
Value-added tax payable	36	29
Dividend payable	16	14
Other miscellaneous liabilities	62	52
Total other current liabilities	$177	$193

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
Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C4ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management, and operations readiness and support.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that we license spanning four primary areas: ammonia/syngas/fertilizers, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also includes our highly synergistic advisory and consulting practice focused on energy transition and net-zero carbon emission consulting, our high-end engineering, design and professional services offerings, as well as our technology-led industrial solutions build on our KBR INSITE® platform. KBR INSITE® is a proprietary, digital, cloud-based operations and maintenance platform that identifies opportunities for our clients to achieve sustainable improvements in production, reliability, environment impact, energy efficiency, and ultimately profitability. From early planning through scope definition, advanced technologies and facility life-cycle support, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Dollars in millions
Revenues:
Government Solutions	$1,555	$1,013	$3,950	$2,948
Sustainable Technology Solutions	288	366	890	1,353
Total revenues	$1,843	$1,379	$4,840	$4,301

Gross profit:
Government Solutions	$147	$131	$393	$377
Sustainable Technology Solutions	46	41	175	123
Total gross profit	$193	$172	$568	$500

Equity in earnings (losses) of unconsolidated affiliates:
Government Solutions	$11	$11	$26	$23
Sustainable Technology Solutions	(12)	2	(201)	7
Total equity in earnings (losses) of unconsolidated affiliates	(1)	13	$(175)	$30

Selling, general and administrative expenses:
Government Solutions	$(44)	$(45)	$(142)	$(116)
Sustainable Technology Solutions	(16)	(20)	(51)	(63)
Other	(31)	(24)	(90)	(80)
Total selling, general and administrative expenses	(91)	(89)	$(283)	$(259)

Acquisition and integration related costs	(3)	(2)	(7)	(2)
Goodwill impairment	—	—	—	(99)
Restructuring charges and asset impairments	—	(1)	(2)	(176)
Gain on disposition of assets and investments	3	—	1	18
Operating income	$101	$93	$102	$12
Interest expense	(23)	(18)	(68)	(60)
Other non-operating income (loss)	(1)	(4)	(2)	1
Income (loss) before income taxes and noncontrolling interests	$77	$71	$32	$(47)

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2021	2020	2021	2020

Government Solutions
Science & Space	$280	$257	$788	$735
Defense & Intel	387	218	1,133	630
Readiness & Sustainment	632	292	1,276	847
International	256	246	753	736
Total Government Solutions	1,555	1,013	3,950	2,948

Sustainable Technology Solutions	288	366	890	1,353

Total revenue	$1,843	$1,379	$4,840	$4,301

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

Revenue by geographic destination was as follows:

	Three Months Ended September 30, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,135	$104	$1,239
Middle East	72	50	122
Europe	215	57	272
Australia	93	4	97
Canada	1	1	2
Africa	23	23	46
Asia	4	43	47
Other countries	12	6	18
Total revenue	$1,555	$288	$1,843

	Three Months Ended September 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$559	$153	$712
Middle East	179	54	233
Europe	165	63	228
Australia	75	6	81
Canada	1	9	10
Africa	22	16	38
Asia	—	37	37
Other countries	12	28	40
Total revenue	$1,013	$366	$1,379

	Nine Months Ended September 30, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$2,688	$326	$3,014
Middle East	348	148	496
Europe	549	162	711
Australia	260	8	268
Canada	1	2	3
Africa	61	67	128
Asia	5	145	150
Other countries	38	32	70
Total revenue	$3,950	$890	$4,840

	Nine Months Ended September 30, 2020
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,593	$600	$2,193
Middle East	537	177	714
Europe	514	160	674
Australia	201	46	247
Canada	1	40	41
Africa	60	53	113
Asia	—	161	161
Other countries	42	116	158
Total revenue	$2,948	$1,353	$4,301

Many of our contracts contain cost reimbursable, time-and-materials, and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended September 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,063	$—	$1,063
Time-and-Materials	228	174	402
Fixed Price	264	114	378
Total revenue	$1,555	$288	$1,843

	Three Months Ended September 30, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$610	$—	$610
Time-and-Materials	148	259	407
Fixed Price	255	107	362
Total revenue	$1,013	$366	$1,379

	Nine Months Ended September 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$2,480	$—	$2,480
Time-and-Materials	666	551	1,217
Fixed Price	804	339	1,143
Total revenue	$3,950	$890	$4,840

	Nine Months Ended September 30, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,763	$—	$1,763
Time-and-Materials	412	960	1,372
Fixed Price	773	393	1,166
Total revenue	$2,948	$1,353	$4,301

Performance Obligations and Contract Liabilities

We recognized revenue from performance obligations satisfied in previous periods of $4 million for the three months ended September 30, 2021 and we recognized revenue from performance obligations satisfied in the period of $14 million and $36 million for the nine months ended September 30, 2021 and 2020, respectively.

On September 30, 2021, we had $11.2 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 26% of our remaining performance obligations as revenue within one year, 33% in years two through five and 41% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 30, 2021.

We recognized revenue of $147 million and $294 million for the nine months ended September 30, 2021 and 2020, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	September 30,	December 31,
Dollars in millions	2021	2020
Unbilled	$791	$476
Trade & other	454	423
Accounts receivable	$1,245	$899

Note 4. Acquisitions

Harmonic Limited

On July 1, 2021, we acquired certain assets and assumed certain liabilities of Harmonic Limited ("Harmonic"). The acquired business of Harmonic provides transformation and delivery consultancy project services to UK businesses and is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $19 million, which consisted of cash paid at closing of $17 million, funded from cash on hand, and contingent consideration with an estimated fair value of $2 million that is contingent upon the achievement of certain performance targets over the period from closing through March 31, 2024. We recognized $2 million as an intangible backlog asset, $3 million in net working capital, and goodwill of $14 million arising from the acquisition, which relates primarily to future growth opportunities. As of September 30, 2021, the estimated fair values of net assets acquired were preliminary. The goodwill recognized is not deductible for tax purposes.

Centauri Platform Holdings, LLC

On October 1, 2020, we acquired Centauri Platform Holdings, LLC ("Centauri") for $830 million subject to certain working capital, net debt and other post-closing adjustments, if applicable. As of September 30, 2021, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns with the seller. The Company recognized goodwill of $576 million primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $226 million were recognized and comprised of customer relationships and backlog, which will be amortized over a weighted-average period of 13 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill and stepped-up acquired intangibles were not deductible for tax purposes.

During the three and nine months ended September 30, 2021, the Company recognized direct, incremental costs related to this acquisition of $2 million and $4 million, respectively, which are included in "Acquisition and integration related costs" on the condensed consolidated statements of operations. The acquired Centauri business contributed $148 million and $461 million of revenues and $19 million and $56 million of gross profit for the three and nine months ended September 30, 2021, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(Unaudited)	(Unaudited)
Revenue	$1,537	$4,728
Net loss attributable to KBR	$58	$(83)
Diluted earnings per share	$0.40	$(0.58)

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

Frazer-Nash Consultancy Limited

On October 20, 2021, we acquired Frazer-Nash Consultancy Limited ("Frazer-Nash") in accordance with an agreement with Babcock International Group PLC. The aggregate consideration paid was approximately $402 million, subject to certain working capital and other post-closing adjustments. The Company funded the aggregate consideration paid using borrowings under the Revolver of $294 million and international cash on hand of $108 million.

Frazer-Nash delivers high-end systems engineering, systems assurance and technology to solve complex challenges. They provide a broad range of professional advisory services across the defense, energy and critical infrastructure sectors primarily in the U.K. and Australia. Due to the recent closing of this acquisition, certain financial information related to this acquisition including the fair value of total consideration transferred or estimated to be transferred, is not yet available.

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

The components of our cash and equivalents balance are as follows:

	September 30, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$253	$126	$379
Short-term investments (c)	2	—	2
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	169	—	169
Total	$424	$126	$550

	December 31, 2020
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$228	$54	$282
Short-term investments (c)	3	—	3
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	151	—	151
Total	$382	$54	$436

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	September 30, 2021	September 30, 2020
Amounts included in project estimates-at-completion at January 1,	$1,048	$978
(Decrease) increase in project estimates	(228)	(1)
Approved change orders	(374)	(6)
Foreign currency impact	(19)	5
Amounts included in project estimates-at-completion at September 30,	$427	$976
Amounts recognized over time based on progress at September 30,*	$427	$976

(*)As of September 30, 2021, the balance above reflects the Settlement Agreement signed in October 2021.

KBR and its joint ventures have been pursuing approval and collection of amounts due under major unapproved client change orders and subcontractor claims. The remaining commercial matters may not be resolved in the near term. Our current estimates for approval and recoveries may differ materially from the amounts we have recorded and could have a material adverse effect on our results of operations, financial position and cash flows.

As of September 30, 2021 and 2020, the majority of unapproved change orders and claims against client and estimated recoveries of claims against suppliers and subcontractors relates to the Ichthys LNG Project discussed below.
Ichthys LNG Project

We have a 30% ownership interest in the JKC joint venture ("JKC"), which was contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The construction and commissioning of the Ichthys LNG Project is complete, and the facility has been handed over to the client and is producing LNG.

Settlement Agreement with the Client

In October 2021, JKC entered into a binding settlement agreement (the “Settlement Agreement”) that resolved the outstanding claims and disputes between JKC and its client, Ichthys LNG Pty, Ltd (collectively, “the Parties”). As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitrations and court proceedings between the Parties, including the following:
•Under the cost-reimbursable scope of the contract, JKC believed amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to the cost-reimbursable scope were an adjustment to the contract price. JKC made claims for such contract price adjustments; however, the client disputed some of these contract price adjustments. In order to facilitate the continuation of work, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC, consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope, but reserved its right to dispute. In 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client, and the client consented to payment to JKC but reserved its contractual rights. The Settlement Agreement fully resolved these matters capping JKC's recovery to amounts previously funded by the client.
•JKC was entitled to an amount of profit and overhead which was a fixed percentage of the target reimbursable costs under the reimbursable component of the contract. The Parties were unable to reach agreement on incremental amounts claimed by JKC. The Settlement Agreement fully resolved this matter.
•Claims for incurred costs related to scope increases and other factors for which JKC believed it is entitled to reimbursement under the contract along with claims asserted by the client.

In connection with preliminary settlement discussions, the Company recorded a non-cash charge to equity in earnings of unconsolidated affiliates in the amount of $193 million in the quarter ended June 30, 2021, which reflected KBR’s proportionate share of the unpaid, unapproved change orders and claims. In the quarter ended September 30, 2021, KBR recorded an additional charge of approximately $10 million for its proportionate share of final warranty items.

As part of the Settlement Agreement, KBR’s letters of credit were also reduced to $82 million from $164 million.

The Settlement Agreement does not impact pursuit of, or positions related to, JKC’s subcontractor claims associated with the combined cycle power plant described below.

Paint and Insulation Claims Against Insurer and Paint Manufacturer

There has been deterioration of paint and insulation on certain exterior areas of the plant. As part of the Settlement Agreement, the Parties agreed to consult in good faith and to cooperate to seek maximum recovery from the insurance policies and paint manufacturer for the paint and insulation matters. The Parties agreed to collectively pursue claims against the paint manufacturer, and JKC has assigned claims under the insurance policy regarding the paint and insulation matters to the client.

Under the Settlement Agreement, the parties have agreed that if, at the date of final resolution of the above proceedings and claims with respect to the paint and insulation matters, the recovered amount from the paint manufacturer and insurance claim is less than the stipulated ceiling amount in the Settlement Agreement, JKC will pay the client the difference between the stipulated ceiling amount and the recovered amount. JKC has provided for and continues to maintain its contingent liability.

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

JKC is pursuing recourse against the Consortium to recover all of the costs to complete the Power Plant, plus the additional interest, and/or general damages. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract.

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

As of September 30, 2021, JKC's claims against the Consortium were approximately $1.7 billion (net of subcontractor bonds and remaining original lump sum subcontract value) for recovery of JKC's costs. The opening hearing of the power plant arbitration was held in April 2021. The final hearing is expected to be held in April and May 2022. The previous hearing dates were vacated due to the COVID-19 delay and the current dates may continue to be impacted by the COVID-19 pandemic.

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

During the nine months ended September 30, 2021 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $193 million as a result of changes in estimates on the Ichthys LNG project during the second quarter of 2021 and an additional $10 million charge for final warranty items during the third quarter of 2021. Additionally, during the nine months ended September 30, 2021, we recognized a favorable change of $37 million in gross profit associated with the settlement of a legacy EPC project matter, partially offset by $20 million related to the resolution of other legacy matters.

During the nine months ended September 30, 2020, we recognized a favorable change of $16 million in estimated revenues and gross profit associated with variable consideration resulting from resolution of a contingency of a legacy EPC project during the first quarter of 2020.

Note 7. Restructuring Charges

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan was designed to refine our market focus, optimize costs, and improve operational efficiencies. The restructuring charges were substantially completed in the year ended December 31, 2020.
We recorded restructuring charges and asset impairments of $2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we recorded restructuring charges and asset impairments as follows:

Dollars in millions	Severance	Lease Abandonment	Other	Total Restructuring Charges	Asset Impairments	Total Restructuring Charges & Asset Impairments
Government Solutions	$1	$—	$—	$1	$2	$3
Sustainable Technology Solutions	33	3	—	36	50	86
Other	1	21	19	41	46	87
Total	$35	$24	$19	$78	$98	$176

The restructuring liability at September 30, 2021, was $71 million, of which $20 million is included in "Other current liabilities" and $51 million is included in "Other liabilities." A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance	Lease Abandonment	Other	Total
Balance at January 1, 2021	$15	$52	$24	$91
Lease restructuring charges related to operating lease liabilities	—	2	—	2
Cash payments / settlements during the period	(8)	(5)	(4)	(17)
Currency translation and other adjustments	(2)	—	(3)	(5)
Balance at September 30, 2021	$5	$49	$17	$71

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020
Dollars in millions
Beginning balance at January 1,	$881	$846
Equity in earnings (losses) of unconsolidated affiliates	(175)	30
Distributions of earnings of unconsolidated affiliates	(37)	(38)
Advances to (payments from) unconsolidated affiliates, net	(18)	(15)
Investments (a)	13	26
Impairment of equity method investments (b)	—	(19)
Sale of equity method investment (c)	(39)	—
Foreign currency translation adjustments	(9)	50
Other (d)	(26)	1
Ending balance	$590	$881

(a)Investments include $10 million and $24 million in funding contributions to JKC for the nine months ended September 30, 2021, and the year ended December 31, 2020, respectively.
(b)During the year ended December 31, 2020, we recognized an impairment of $13 million associated with our investment in a joint venture project located in the Middle East, and a $6 million impairment related to other equity method investments.
(c)During the quarter ended September 30, 2021, we sold our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project). The carrying value of our investment was $39 million. We received $43 million in cash proceeds and recorded a gain of $4 million, of which $1 million was attributable to our non-controlling interests. Subsequent to the receipt of the cash proceeds, we distributed the non-controlling interests' proportionate share of $15 million.
(d)During the nine months ended September 30, 2021, Other included unearned income related to the Ichthys LNG project, which was previously recorded outside of the equity method investment balance and will not be realized as a result of the settlement proceedings. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information.

Unconsolidated Variable Interest Entities

For the VIEs in which we participate, our maximum exposure to loss consists of our equity investment in the VIE, any amounts owed to us for services we may have provided to the VIE and any amounts that we may be contractually or constructively obligated to fund in the future reduced by any unearned revenues on the project. Our maximum exposure to loss may also include our obligation to fund our proportionate share of any future losses incurred. Where our performance and financial obligations are joint and several to the client with our joint venture partners, we may be further exposed to losses above our ownership interest in the joint venture.

The following summarizes the total assets and total liabilities related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	September 30, 2021
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$9	$8
Aspire Defence Limited	$61	$5
JKC joint venture (Ichthys LNG project)	$340	$3
U.K. Roads project joint ventures	$54	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$—	$—

	December 31, 2020
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$11	$9
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$606	$44
U.K. Roads project joint ventures	$59	$—
Middle East Petroleum Corporation (EBIC ammonia project)	$31	$1

Related Party Transactions

We often provide engineering, construction management, and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2021 and 2020, our revenues included $281 million and $379 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and two other joint ventures within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2021, and December 31, 2020 are as follows:

	September 30,	December 31,
Dollars in millions	2021	2020
Accounts receivable, net of allowance for credit losses	$45	$83
Contract assets (a)	$2	$2
Contract liabilities (a)	$8	$53

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

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	September 30, 2021
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$20	$6
Aspire Defence subcontracting entities (Aspire Defence project)	$479	$261

Dollars in millions	December 31, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$18
Aspire Defence subcontracting entities (Aspire Defence project)	$448	$205

Note 9. Retirement Benefits

The components of net periodic pension cost (benefit) related to pension benefits for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021		2020
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Service cost	$—	$1	$—	$1
Interest cost	$—	$8	$—	$9
Expected return on plan assets	—	(21)	—	(15)
Amortization of prior service cost	—	—	—	—
Recognized actuarial loss	—	8	—	6
Net periodic pension cost (benefit)	$—	$(4)	$—	$1

	Nine Months Ended September 30,
	2021		2020
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension cost (benefit)
Service cost	$—	$1	$—	$1
Interest cost	$1	$24	$1	$28
Expected return on plan assets	(2)	(64)	(2)	(44)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	1	24	1	17
Net periodic pension cost (benefit)	$—	$(14)	$—	$3

For the nine months ended September 30, 2021, we have contributed approximately $35 million of the $49 million we expect to contribute to our plans in 2021.

Note 10. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	September 30, 2021	December 31, 2020
Term Loan A	$274	$285
Term Loan B	512	516
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	260
Unamortized debt issuance costs - Term Loan A	(3)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(14)	(16)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(30)	(40)
Unamortized debt issuance costs and discount - Senior Notes	(5)	(5)
Total debt	1,594	1,596
Less: current portion	16	12
Total long-term debt, net of current portion	$1,578	$1,584

Senior Credit Facility

On July 2, 2020, we amended our Senior Credit Facility to consist of a $1 billion revolving credit facility (the "Revolver"), a $275 million Loan A, ("Term Loan A") of which a portion is denominated in Australian dollars, and a $520 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.795 billion. The Revolver and Term Loan A mature in February 2025 and Term Loan B matures in February 2027.

The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, adjusted LIBOR plus an additional margin or base rate plus additional margin. The interest rate with respect to Term Loan B is LIBOR plus 2.75%. Additionally, there is a commitment fee with respect to the Revolver.

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

The Senior Credit Facility contains financial covenants of a maximum consolidated leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 through 2021, reducing to 4.00 to 1 in 2022 and 3.75 to 1 in 2023. Our consolidated interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2020 and thereafter, may not be less than 3.00 to 1. As of September 30, 2021, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On August 21, 2021, we declared a quarterly cash dividend of $0.11 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.4261 at a strike price of $25.36. The impact of dilution on our earnings per share from Convertible Notes is measured using the “treasury stock method”. As of September 30, 2021, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $192 million.

The net carrying value of the equity component related to the Convertible Senior Notes was $57 million as of September 30, 2021, and December 31, 2020. The amount of interest cost recognized relating to the contractual interest coupon was $2 million and $6 million for the three and nine months ended September 30, 2021 respectively, and $3 million and $7 million for the three and nine months ended September 30, 2020, respectively. The amount of interest cost recognized relating to the amortization of the discount and debt issuance costs was $3 million and $10 million for the three and nine months ended September 30, 2021, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2020, respectively. The effective interest rate on the liability component was 6.50% as of September 30, 2021, and December 31, 2020.

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

The Note Hedge Transactions cost an aggregate of $62 million and are expected generally to reduce the potential dilution of common stock and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Note Hedge Transactions, which was initially $25.51 (subject to adjustment), corresponding approximately to the initial conversion price of the Convertible Notes. The Note Hedge Transactions were accounted for by recording the cost as a reduction to "Additional paid-in capital" based on the Note Hedge Transactions meeting certain scope exceptions provided under ASC Topic 815.

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of September 30, 2021 was $39.79. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as "Additional paid-in capital".

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of September 30, 2021, we had $1 billion in a committed line of credit under the Senior Credit Facility and $415 million of uncommitted lines of credit to support the issuance of letters of credit. As of September 30, 2021, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $122 million of outstanding letters of credit. With respect to our $415 million of uncommitted lines of credit, we had utilized $213 million for letters of credit as of September 30, 2021. The total remaining capacity of these committed and uncommitted lines of credit was approximately $820 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $168 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 11. Income Taxes

The effective tax rate was approximately 25% and 234% for the three and nine months ended September 30, 2021, respectively. The effective tax rate was approximately 27% and (51)% for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the nine months ended September 30, 2021, as compared to the U.S. statutory rate of 21%, was primarily impacted by an equity adjustment on an LNG project and the enactment of a tax rate change in the United Kingdom. Equity adjustments were booked on an entity in which KBR is a JV partner in the second and third quarter of 2021. Since the tax impact for this adjustment was taxed at the JV level, KBR will not receive a tax benefit. In the second quarter of 2021, the U.K. enacted legislation to raise the corporate tax rate from 19% to 25% beginning April 1, 2023. All deferred tax balances in this region were remeasured and the tax impact was booked accordingly. Excluding the tax impact of these adjustments, our tax rate would be 19% and 23% for the three and nine months ended September 30, 2021. The three and nine months ended September 30, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the tax impact of these adjustments, our tax rate would have been 27% for the three and nine months ended September 30, 2020.

Our estimated annual effective rate for 2021 is 23% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2021 earnings are generated.

The valuation allowance for deferred tax assets as of September 30, 2021 and December 31, 2020 was $210 million and $220 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $662 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $614 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in "Other liabilities" and "Deferred income taxes" on our condensed consolidated balance sheets as of September 30, 2021, and December 31, 2020 was $93 million and $96 million, respectively.

Note 12. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $30 million as of September 30, 2021, and December 31, 2020. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost reimbursable contracts within our GS business segment. These claims relate to disputed costs or contracts where our costs have exceeded the U.S. government's funded value on the task order and included in the amount is $1 million as of September 30, 2021, and December 31, 2020. The amount also includes $29 million as of September 30, 2021 and December 31, 2020, related to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

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

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We have been in the process of closing out the LogCAP III contract since 2011, and we expect the contract closeout process to continue for at least another year. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government that need to be resolved in order to close the contract. The contract closeout process includes resolving objections raised by the U.S. government through a billing dispute process referred to as Form 1s and MFRs. We continue to work with the U.S. government to resolve these issues and are engaged in efforts to reach mutually acceptable resolutions of these outstanding matters. However, for certain of these matters, we have filed claims with the ASBCA or the COFC. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters in the future.

The Company established a reserve for unallowable costs associated with open government matters related to the heritage KBR U.S. Government Services business in the amounts of $33 million as of September 30, 2021, and December 31, 2020, and are recorded in “Other liabilities.”

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Many of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government. Suits brought by private individuals are called "qui tams." In the event we prevail in defending these allegations, a majority of our defense costs will be billable under the LogCAP III contract. All costs billed under LogCAP III are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We lost our claims against the government as referenced below and have exercised our offset or clawback rights as against FKTC in the arbitration. FKTC does not agree with our right of offset and a final hearing will be needed to resolve this issue and our other counterclaims against FKTC. A hearing has been set for January 2022. Management accrued an amount that it feels is adequate to cover either liability as determined by the panel or a negotiated settlement with FKTC on this matter.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more which were expected to occur in early 2020 were postponed due to COVID-19 but resumed in 2021. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted, it remains an option on appeal.  The deadline for all fact discovery and depositions has been extended due to COVID-19 travel restrictions and related delays and discovery continues. We believe the allegations of fraud by the relators are without merit and, as of September 30, 2021, no amounts have been accrued.

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

Discovery for this complaint is now mostly complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court allowed one additional deposition to take place. KBR and the U.S. government have filed various dispositive motions which remained under consideration by the Court for an extended period. In March 2021, while granting some of KBR’s motions for summary judgment, the court also concluded that we breached the FCA as a matter of law as to several subcontracts. We filed for two motions for reconsideration, one addressing the ruling on KBR’s motion for summary judgment and one addressing the U.S. government’s motion. A preliminary meeting was held and the Court issued a ruling on both motions, granting in part and denying in part on both motions. The Court also set a trial date for February 2022 and told the parties that no further motions would be considered. Despite that ruling, the U.S. government filed a Motion of Clarification which is now pending. As of September 30, 2021, we have accrued our best estimate of probable loss related to an unfavorable settlement of this matter in "Other liabilities" on our condensed consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a decision was issued on September 1, 2020. Although the court agreed with KBR that the wrong legal standard was applied by the trial court, the appellate court made its own fact findings on damages based on an incomplete record and denied KBR any recovery. KBR filed a motion for rehearing which was denied and therefore the dispute with the U.S. government has concluded. As of September 30, 2021, we believe our recorded accruals are adequate.

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

In August 2019, the client advised that it had filed legal proceedings in the Supreme Court of New South Wales to preserve its position with regards to statute of limitations. The joint venture was served a notice of proceedings in November 2019 and an initial hearing was expected to occur in April 2020 but was postponed. The client submitted an amended statement on May 28, 2020 claiming damages of $301 million Australian dollars but did not provide any detail to support that sum. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. As of September 30, 2021, we have reserved an amount that is immaterial for this matter. However, it is reasonably possible that we may ultimately be required to pay material amounts in excess of reserves. At this time, fact discovery and expert review are still ongoing. Additionally, we have not received substantiation of the client’s alleged damages and therefore, a more precise estimate cannot be made at this time. The joint venture, joint venture insurers, and client continue to be engaged in discussions concerning potential resolution of the claims.

Note 15. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income adjustments before reclassifications	(6)	—	9	3
Amounts reclassified from AOCL	2	20	9	31
Net other comprehensive income (loss)	(4)	20	18	34
Balance at September 30, 2021	$(295)	$(744)	$(10)	$(1,049)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income adjustments before reclassifications	(15)	—	(20)	(35)
Amounts reclassified from AOCL	(12)	15	5	8
Net other comprehensive income (loss)	(27)	15	(15)	(27)
Balance at September 30, 2020	$(342)	$(639)	$(33)	$(1,014)

Reclassifications out of AOCL, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2021	2020	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(2)	$12	Gain on disposition of assets and investments and Net income (loss) attributable to noncontrolling interests
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(2)	$12	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(25)	$(18)	See (a) below
Tax benefit	5	3	Provision for income taxes
Net pension and post-retirement benefits	$(20)	$(15)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(12)	$(6)	Other non-operating income (loss)
Tax benefit	3	1	Provision for income taxes
Net changes in fair value of derivatives	$(9)	$(5)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 9 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of September 30, 2021, $250 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	647,173	$38.61	$25	1,328,457	$39.78	$53
Withheld to cover shares	3,448	$38.47	—	144,697	$32.06	$4
Total	650,621	$38.61	$25	1,473,154	$39.02	$57

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—	—	$—	$—
Withheld to cover shares	4,914	$23.06	—	165,046	$25.66	$4
Total	4,914	$23.06	$—	165,046	$25.66	$4

Note 17. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2021	2020	2021	2020
Basic weighted average common shares outstanding	140	142	141	142
Stock options, restricted shares, and convertible debt (a)	5	—	—	—
Diluted weighted average common shares outstanding (b)	145	142	141	142

(a)For the three months ended September 30, 2021, there was a diluted impact related to our convertible debt.
(b)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

For purposes of applying the two-class method in computing income (loss) per share, there were $0.3 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended September 30, 2021 and 2020. There were no net earnings allocated to participating securities for the nine months ended September 30, 2021 and 2020. The diluted income per share calculation did not include antidilutive weighted average shares for three months ended September 30, 2021, and did not include 0.1 million antidilutive weighted average shares for the nine months ended September 30, 2021. The diluted income (loss) per share calculation did not include 1.2 million antidilutive weighted average shares for the three and nine months ended September 30, 2020.

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

			September 30, 2021		December 31, 2020
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$274	$274	$285	$285
Term Loan B	Level 2		512	513	516	517
Convertible Notes	Level 2		350	564	350	480
Senior Notes	Level 2		250	256	250	262
Senior Credit Facility	Level 2	`	260	260	260	260
Nonrecourse project debt	Level 2		2	2	7	7

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

As of September 30, 2021, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $76 million, all of which had durations of 15 days or less.

The fair value of our balance sheet and cash flow hedges included in "Other current assets" and "Other current liabilities" on our condensed consolidated balance sheets was immaterial at September 30, 2021, and December 31, 2020. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gains (losses) dollars in millions	2021	2020	2021	2020
Balance Sheet Hedges - Fair Value	$1	$(2)	$—	$(2)
Balance Sheet Position - Remeasurement	(1)	(2)	(6)	4
Net	$—	$(4)	$(6)	$2

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR-rate based loans into fixed-rate loans.  In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive a one-month LIBOR rate and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive a one-month LIBOR rate and pay a monthly fixed rate of 0.965% for the term of the swaps. Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at September 30, 2021, was a $11 million net liability, of which $15 million is included in "Other current liabilities," none is included in "Other liabilities," and $4 million is included in "Other assets." The unrealized net losses on these interest rate swaps was $11 million and is included in "AOCL" as of September 30, 2021. The fair value of the interest rate swaps at December 31, 2020, was a $33 million liability, of which $15 million is included in "Other current liabilities" and $18 million is included in "Other liabilities." The unrealized net losses on these interest rate swaps was $33 million and included in "AOCL" as of December 31, 2020.

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

At September 30, 2021, our STS business segment that is subject to credit risk reported approximately $321 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowances of $13 million. Although there continues to be an economic disruption resulting from the impact of COVID-19, changes in our credit loss reserve was not material for the nine months ended September 30, 2021. Based on an aging analysis at September 30, 2021, 81% of our accounts receivable related to this segment were outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amount. The Company has derecognized $1,609 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,583 million were sold under the MUFG RPA as of September 30, 2021. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in “Other non-operating income (loss)” on the condensed consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Nine Months Ended	Nine Months Ended
Dollars in millions	September 30, 2021	September 30, 2020
Beginning balance	$112	—
Sale of receivables	1,609	61
Settlement of receivables	(1,600)	(37)
Cash collected, not yet remitted	(8)	—
Outstanding balances sold to financial institutions	$113	$24

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

Overview
KBR, Inc., a Delaware corporation, delivers science, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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

Business Environment and Trends

Government Outlook

The proposed U.S. defense spending budget prioritizes and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats, and continues the restoration of military readiness. The budgets includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics, and biotechnologies. The proposed National Defense Authorization Act for fiscal year 2022 reflects a 5% increase in defense spending over last year's enacted budget and represents an increase from the president's requested amount. The fiscal 2022 non-defense discretionary spending proposal includes a 16% increase in funding, including a 6.5% increase in funding for NASA to support the continuation of scientific research and exploration as well as increased funding across all agencies to tackle climate change.

In early 2021, the U.S. announced a full withdrawal of U.S. forces from Afghanistan. In connection with Operation Allies Welcome ("OAW"), KBR has been engaged by the U.S. DoD to provide humanitarian support across numerous military bases to those awaiting resettlement. Such support includes temporary housing, food service, medical care and other services.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. The U.K. government has committed a 14% increase in defense spending over the coming four years. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability.

In August 2021, we announced that we entered into a definitive agreement with Babcock International Group PLC, to acquire Frazer-Nash Consultancy Limited, a leading provider of systems engineering, assurance and technology advisory services. Frazer-Nash delivers high-end systems engineering, systems assurance and technology to solve complex challenges. They provide a broad range of professional advisory services across the defense, energy and critical infrastructure sectors primarily in the U.K. and Australia. With expertise in areas such as systems engineering, data science, cyber, and clean energy, Frazer-Nash compliments KBR's global priorities with minimal overlap because of its geographic footprint.

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The information below is an analysis of our consolidated results for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Revenues	$1,843	$1,379	$464	34%

The increase in overall revenue was primarily attributable to continued organic growth in each of our GS business units, humanitarian support work performed for the OAW program, and the acquisition of Centauri in October 2020, which contributed approximately $148 million this quarter. This growth was partially offset by reduced activity in our GS business segment due to the withdrawal of U.S. forces from Afghanistan and lower volume associated with the successful completion of non-recurring work on our Aspire program and a reduction in revenue in our STS business segment following the Company's exit from commoditized construction services in 2020.

Gross Profit	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gross profit	$193	$172	$21	12%

The increase in overall gross profit was primarily driven by organic growth in our GS business segment, new work under the OAW program, the acquisition of Centauri in October 2020, and improvements in our STS business segment due to improved execution and market recovery in 2021. The increase was partially offset by higher amortization of intangibles from the Centauri acquisition, reduced activity in our GS business segment due to the withdrawal of U.S. forces from Afghanistan; and lower volume associated with the successful completion of non-recurring work on our Aspire program.

Equity in Earnings (Losses) of Unconsolidated Affiliates	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Equity in earnings (losses) of unconsolidated affiliates	$(1)	$13	$(14)	(108)%

The overall decrease in equity in earnings (losses) of unconsolidated affiliates was primarily driven by a charge in the amount of $10 million for final warranty items associated with the Ichthys LNG project recognized in the current quarter in our STS business segment. In October 2021, JKC entered into a Settlement Agreement that resolved the outstanding claims and disputes between JKC and its client. As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitrations and court proceedings between the Parties.

Selling, General and Administrative Expenses	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Selling, general and administrative expenses	$(91)	$(89)	$2	2%

Selling, general and administrative expenses in the three months ended September 30, 2021, was $2 million higher than the same period in 2020, which was primarily driven by increased expenses attributable to the Centauri acquisition and other corporate costs, partially offset by cost reductions to right-size the cost base in line with the business shift to exit non-strategic areas in our STS business segment.

Acquisition and Integration Related Costs	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Acquisition and integration related costs	$(3)	$(2)	$1	n/m

The increase in acquisition and integration related costs was comprised of acquisition costs associated with the Company’s integration of Centauri in October 2020 and the acquisition of Frazer-Nash that closed on October 20, 2021.

Restructuring Charges and Asset Impairments	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Restructuring charges and asset impairments	$—	$(1)	$1	n/m

In 2020, as a result of the economic and market volatility, management initiated a restructuring plan and we recognized restructuring charges and assets impairments resulting from that plan.

Gain on disposition of assets and investment	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gain on disposition of assets and investment	$3	$—	$3	n/m

The increase in gain on disposition of assets and investments of $3 million was as a result of the sale of our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project).

Interest Expense	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Interest expense	$(23)	$(18)	$5	28%

The increase in interest expense was primarily driven by increased expense associated with borrowings related to the acquisition of Centauri.

Other Non-operating Income (Loss)	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Other non-operating income (loss)	$(1)	$(4)	$3	75%

Other non-operating income (loss) includes interest income, foreign exchange gains and losses, and other non-operating income or expense items with the change primarily driven by foreign exchange gains and losses.

Provision for Income Taxes	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Income before provision for income taxes and noncontrolling interests	$77	$71	$6	8%
(Provision) for income taxes	$(19)	$(19)	$—	—%

The provision for income taxes for the three months ended September 30, 2021 reflects a 25% tax rate as compared to a 27% tax rate for the three months ended September 30, 2020. The effective tax rate of 25% for the three months ended September 30, 2021 was primarily impacted by equity adjustments on joint venture projects. Excluding the tax impact of these adjustments, our tax rate would be 19% for the three months ended September 30, 2021. The effective tax rate of 27% for the three months ended September 30, 2020 was primarily impacted by the rate differential on our foreign earnings including equity losses, of certain unconsolidated affiliates for which any tax effects are not reflected in the provision for income taxes because they are reflected on a net basis in equity earnings of unconsolidated affiliates. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Three Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Net income attributable to noncontrolling interests	$3	$—	$3	n/m

The increase in net income attributable to noncontrolling interests was primarily attributable to our partners' portion of the gain on the sale of a Middle East joint venture project in our STS business segment.

Results of Operations by Business Segment

	Three Months Ended September 30,
Dollars in millions	2021	2020
Revenues
Government Solutions	$1,555	$1,013
Sustainable Technology Solutions	288	366
Total revenues	$1,843	$1,379

Gross profit
Government Solutions	$147	$131
Sustainable Technology Solutions	46	41
Total gross profit	$193	$172

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$11	$11
Sustainable Technology Solutions	(12)	2
Total equity in earnings (losses) of unconsolidated affiliates	$(1)	$13

Total selling, general and administrative expenses	$(91)	$(89)

Acquisition and integration related costs	$(3)	$(2)

Restructuring charges and asset impairments	$—	$(1)

Gain on disposition of assets	$3	$—

Total operating income	$101	$93

Government Solutions

GS revenues increased by $542 million to $1.6 billion in the three months ended September 30, 2021 compared to $1.0 billion in the three months ended September 30, 2020. The increase was primarily driven by organic revenue growth across each of our GS business units, including new work associated with OAW. Revenue also increased related to the acquisition of Centauri in October 2020. These increases were partially offset by reduced activity due to the withdrawal of U.S. forces from Afghanistan and lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

GS gross profit increased by $16 million, or 12%, to $147 million in the three months ended September 30, 2021 compared to $131 million in the three months ended September 30, 2020. The increase was primarily driven by the activity of growth discussed above, partially offset by the higher amortization of intangibles from the Centauri acquisition.

GS equity in earnings of unconsolidated affiliates change remained flat at $11 million in each of the three months ended September 30, 2021 and 2020.

Sustainable Technology Solutions

STS revenues decreased by $78 million, or 21%, to $288 million in the three months ended September 30, 2021 compared to $366 million in the three months ended September 30, 2020. The decrease was primarily driven by the company's exit from commoditized construction services in 2020.

STS gross profit increased by $5 million, or 12% to $46 million in the three months ended September 30, 2021 compared to $41 million in the three months ended September 30, 2020. The increase was primarily driven by strong execution and market recovery in 2021 and expenses recognized in 2020 that did not recur in 2021.

STS equity in earnings (losses) of unconsolidated affiliates decreased by $14 million, or 700% to $12 million loss in the three months ended September 30, 2021 compared to $2 million in equity earnings in the three months ended September 30, 2020. The decrease was primarily driven by an additional charge in the amount of $10 million for final warranty items associated with the Ichthys LNG project recognized in the current quarter.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The information below is an analysis of our consolidated results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Revenues	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Revenues	$4,840	$4,301	$539	13%

The increase in overall revenue was primarily driven by our GS business segment, which was attributable to the OAW program, the acquisition of Centauri in October 2020, which contributed $461 million this year, and continued organic growth in our GS business units. This growth was partially offset by a reduction in revenue in our STS business segment following the Company's exit from commoditized construction services in 2020, reduced activity in our GS business segment due to the withdrawal of U.S. forces from Afghanistan and lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

Gross Profit	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gross profit	$568	$500	$68	14%

The increase in overall gross profit was primarily driven by improvements in our STS business segment due to improved execution and market recovery in 2021, legacy provisions recognized in 2020 that did not recur in 2021, and the net favorable resolution of and provisioning for legacy matters. Gross profits also increased in our GS business segment that was driven by activity of the OAW program and the acquisition of Centauri in October 2020. The increase was partially offset by higher amortization of intangibles from the Centauri acquisition, reduced activity in our GS business segment due to the withdrawal of U.S. forces from Afghanistan, and lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

Equity in Earnings (Losses) of Unconsolidated Affiliates	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Equity in earnings (losses) of unconsolidated affiliates	$(175)	$30	$(205)	n/m

The overall decrease in equity earnings (losses) was primarily driven by a non-cash charge in the amount of $193 million recognized in the second quarter and an additional charge in the amount of $10 million for final warranty items associated with the Ichthys LNG project recognized in the current quarter in our STS business segment. In October 2021, JKC entered into a Settlement Agreement that resolved the outstanding claims and disputes between JKC and its client. As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitrations and court proceedings between the Parties.

Selling, General and Administrative Expenses	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Selling, general and administrative expenses	$(283)	$(259)	$24	9%

Selling, general and administrative expenses in the nine months ended September 30, 2021 were $24 million higher than the same period in 2020, which was primarily driven by increased expenses attributable to the Centauri acquisition and increased costs associated with corporate initiatives, partially offset by cost reductions to right-size the cost base in line with the business shift to exit non-strategic areas in our STS business segment.

Acquisition and Integration Related Costs	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Acquisition and integration related costs	$(7)	$(2)	$5	n/m

The increase in acquisition and integration related costs was associated with the Company's acquisition of Centauri in October 2020 and the acquisition of Frazer-Nash that closed on October 20, 2021.

Goodwill Impairment, Restructuring Charges and Asset Impairments	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Goodwill impairment	$—	$(99)	$99	n/m
Restructuring charges and asset impairments	$(2)	$(176)	$174	n/m

In 2020, as a result of the economic and market volatility, management initiated a restructuring plan and we recognized goodwill impairments, restructuring charges and asset impairments resulting from that plan.

Interest Expense	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Interest expense	$(68)	$(60)	$8	13%

The increase in interest expense was primarily driven by increased expense associated with borrowings to finance the acquisition of Centauri.

Other Non-operating Income (loss)	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Other non-operating income (loss)	$(2)	$1	$(3)	(300)%

Other non-operating income includes interest income, foreign exchange gains and losses, and other non-operating income or expense items with the change primarily driven by foreign exchange gains and losses.

Gain on disposition of assets and investment	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Gain on disposition of assets and investment	$1	$18	$(17)	94%

The decrease in gain on disposition of assets and investment of $17 million was primarily driven by the liquidation of a joint venture in 2020.

Provision for Income Taxes	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Income (loss) before provision for income taxes and noncontrolling interests	$32	$(47)	$79	(168)%
(Provision) benefit for income taxes	$(75)	$(24)	$51	n/m

The provision for income taxes for the nine months ended September 30, 2021 reflects a 234% tax rate as compared to a (51)% tax rate for the nine months ended September 30, 2020. The effective tax rate of 234% for the nine months ended September 30, 2021 was primarily impacted by an equity adjustment on the LNG project and the enactment of a tax rate change in the U.K. Excluding the tax impact of these adjustments, our tax rate would be 23% for the nine months ended September 30, 2021. The effective tax rate of (51)% for the nine months ended September 30, 2020 was primarily impacted by impairment and restructuring charges incurred during the period. Excluding the tax impact of these adjustments, our tax rate would have been 27% nine months ended September 30, 2020. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests	Nine Months Ended September 30,
			2021 vs. 2020
Dollars in millions	2021	2020	$	%
Net income attributable to noncontrolling interests	$7	$20	$(13)	n/m

The decrease in net income attributable to noncontrolling interests was primarily driven by the resolution of a contingency on a completed LNG project and liquidation of the joint venture in 2020, partially offset by income earned related to a Middle East joint venture project in our STS business segment.

Results of Operations by Business Segment

	Nine Months Ended September 30,
Dollars in millions	2021	2020
Revenues
Government Solutions	$3,950	$2,948
Sustainable Technology Solutions	890	1,353
Total revenues	$4,840	$4,301

Gross profit
Government Solutions	$393	$377
Sustainable Technology Solutions	175	123
Total gross profit	$568	$500

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$26	$23
Sustainable Technology Solutions	(201)	7
Total equity in earnings (losses) of unconsolidated affiliates	$(175)	$30

Total selling, general and administrative expenses	$(283)	$(259)

Acquisition and integration related costs	$(7)	$(2)

Goodwill impairment	$—	$(99)

Restructuring charges and asset impairments	$(2)	$(176)

Gain on disposition of assets	$1	$18

Total operating income	$102	$12

Government Solutions

GS revenues increased by $1.0 billion, or 34%, to $4.0 billion in the nine months ended September 30, 2021, compared to $2.9 billion in the nine months ended September 30, 2020. The increase was primarily driven by organic revenue growth across each of our GS business units, including new work associated with the OAW program and the acquisition of Centauri in October 2020, which contributed $461 million. These increases were partially offset by reduced activity due to the withdrawal of U.S. forces from Afghanistan and lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

GS gross profit increased by $16 million, to $393 million in the nine months ended September 30, 2021, compared to $377 million in the nine months ended September 30, 2020. The increase was primarily driven by the growth discussed above and new work under the OAW program, partially offset by the higher amortization of intangibles from the Centauri acquisition, reduced activity due to the withdrawal of U.S. forces from Afghanistan, and lower volume associated with the successful completion of non-recurring work on our Aspire program.

GS equity in earnings of unconsolidated affiliates increased by $3 million to $26 million in the nine months ended September 30, 2021, compared to $23 million in the nine months ended September 30, 2020. The increase was primarily driven by better performance of joint ventures and increased work in our International business, partially offset by changes in project estimates in a domestic joint venture.

Sustainable Technology Solutions

STS revenues decreased by $463 million, or 34%, to $890 million in the nine months ended September 30, 2021, compared to $1,353 million in the nine months ended September 30, 2020. The decrease was primarily driven by the Company's exit from commoditized construction services in 2020.

STS gross profit increased by $52 million, or 42%, to $175 million in the nine months ended September 30, 2021, compared to $123 million in the nine months ended September 30, 2020. The increase was primarily driven by strong execution and market recovery in 2021, expenses recognized in 2020 that did not recur in 2021, and the net favorable resolution of and provisioning for legacy matters.

STS equity in earnings of unconsolidated affiliates decreased by $208 million to $201 million loss in the nine months ended September 30, 2021, compared to $7 million in equity earnings in the nine months ended September 30, 2020. The decrease was primarily driven by a non-cash charge in the amount of $193 million that was recognized during the second quarter of 2021 and an additional charge in the amount of $10 million for final warranty items associated with the Ichthys LNG project recognized in the current quarter.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. Because these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.9 billion at September 30, 2021, and $2.4 billion at December 31, 2020. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $41 million and $52 million at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes our backlog by business segment as of September 30, 2021, and December 31, 2020, respectively:

	September 30,	December 31,
Dollars in millions	2021	2020
Government Solutions	$12,453	$12,661
Sustainable Technology Solutions	2,306	2,454
Total backlog	$14,759	$15,115

We estimate that as of September 30, 2021, 26% of our backlog will be executed within one year. Of this amount, 92% will be recognized in revenues on our condensed consolidated statement of operations and 8% will be recorded by our unconsolidated joint ventures. As of September 30, 2021, $95 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2021, 11% of our backlog was attributable to fixed-price contracts, 50% was attributable to PFIs, 26% was attributable to cost-reimbursable contracts, and 13% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable, and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable, or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2021, $9.7 billion of our GS backlog was currently funded by our customers.

As of September 30, 2021, we had approximately $5.2 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $14.8 billion and the remaining performance obligation as defined by ASC 606 of $11.2 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligation.

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

Liquidity and Capital Resources

Liquidity is provided by available cash and equivalents, cash generated from operations, our Senior Credit Facility and access to financial markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stage of completion of our projects. We often receive cash in the early phases of our larger fixed-price projects, and technology projects. On reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility and various accounts receivables monetization programs to satisfy any periodic operating cash requirements for working capital as we incur costs and subsequently invoice our customers.
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
As discussed in Note 10 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we amended our Senior Credit Facility on July 2, 2020, to consist of a $1 billion revolving credit facility, $275 million Loan A, of which a portion is denominated in Australian dollars, and a $520 million Term Loan B, with an aggregate capacity of $1.795 billion. The Revolver and Term Loan A mature in February 2025 and Term Loan B matures in February 2027. We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. Although we believe we have adequate sources of liquidity over the long-term, our business and operations are subject to a number of uncertainties that could impact our liquidity position. As of September 30, 2021, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $550 million at September 30, 2021, and $436 million at December 31, 2020, and consisted of the following:

	September 30,	December 31,
Dollars in millions	2021	2020
Domestic U.S. cash	$126	$54
International cash	255	231
Joint venture and Aspire Defence project cash	169	151
Total	$550	$436
Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future U.S. and non-U.S. cash utilization as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan; 2) the expected growth opportunities across all geographical markets; and 3) our plans to invest in strategic growth opportunities, which may include acquisitions around the world (such as the recent acquisition of Frazer-Nash), including whether foreign earnings are permanently reinvested.

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

As of September 30, 2021, substantially all of our excess cash was held in commercial bank time deposits or interest bearing short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Dollars in millions	2021	2020
Cash flows provided by operating activities	$276	$245
Cash flows (used in) investing activities	(22)	(38)
Cash flows (used in) financing activities	(140)	41
Effect of exchange rate changes on cash	—	(11)
Increase in cash and equivalents	$114	$237

Operating Activities. Cash provided by operations totaled $276 million in the first nine months of 2021 as compared to net loss of $43 million. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost reimbursable, time-and-materials, and fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities. Cash used in investing activities totaled $22 million in the first nine months of 2021 and was primarily due to our acquisition of Harmonic, an acquisition of a technology license, an investment in a plastics recycling technology, and funding our proportionate share of JKC's ongoing legal and commercial costs. See Note 4 for further discussion on the acquisition and Note 6 for further discussion of the legal and commercial costs. This was offset by proceeds received from the sale of our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project). See Note 8 for further details.

Financing Activities. Cash used in financing activities totaled $140 million in the first nine months of 2021 and was primarily due to approximately $45 million of dividend payments to common shareholders, $53 million for the repurchase of common stock under our share repurchase program, dividends paid to NCI shareholders of $23 million, of which $15 million was driven by the dividends paid to the minority interest of the sale of the EBIC ammonia project plant, $10 million repayment on our finance lease obligations, $10 million in payments on borrowings related to our Senior Credit Facility; and $5 million repayment on our non-recourse debt associated with our Fasttrax joint venture. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility. This was partially offset by the net proceeds received from the issuance of common stock of $11 million.

Future sources of cash. We believe that future sources of cash include cash flows from operations (including accounts receivable monetization arrangements), cash derived from working capital management; and cash borrowings under the Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. In reference to Note 6 "Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements, in October 2021, JKC entered into a binding settlement agreement (the “Settlement Agreement”) that resolved the outstanding claims and disputes between JKC and its client, Ichthys LNG Pty, Ltd (collectively, “the Parties”). As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitrations and court proceedings between the Parties, including the following:
•Under the cost-reimbursable scope of the contract, JKC believed amounts paid or payable to the suppliers and subcontractors in settlement of their contract claims related to the cost-reimbursable scope were an adjustment to the contract price. JKC made claims for such contract price adjustments; however, the client disputed some of these contract price adjustments. In order to facilitate the continuation of work, the client agreed to a contractual mechanism (“Funding Deed”) in 2016 providing funding in the form of an interim contract price adjustment to JKC and consented to settlement of subcontractor claims as of that date related to the cost-reimbursable scope. In 2017, additional settlements pertaining to suppliers and subcontractors under the cost-reimbursable scope of the contract were presented to the client, and the client consented to payment to JKC but reserved its contractual rights. The Settlement Agreement fully resolved these matters.
•JKC was entitled to an amount of profit and overhead (“TRC Fee”) which was a fixed percentage of the target reimbursable costs ("TRC") under the reimbursable component of the contract which was to be agreed by the Parties. The Parties were unable to reach agreement. The Settlement Agreement fully resolved this matter.
•Claims for incurred costs related to scope increases and other factors for which JKC believed it is entitled to reimbursement under the contract.

In connection with preliminary settlement discussions, the Company recorded a non-cash charge to equity in earnings of unconsolidated affiliates in the amount of $193 million in the quarter ended June 30, 2021, which reflected KBR’s proportionate share of the unpaid, unapproved change orders and claims. This non-cash charge does not impact JKC’s pursuit of subcontractor claims associated with the combined cycle power. In the quarter ended September 30, 2021, KBR recorded an additional charge of approximately $10 million for its proportionate share of final warranty items.

As part of the Settlement Agreement, KBR’s letters of credit were also reduced to $82 million from $164 million.
The Settlement Agreement does not impact pursuit of, or positions related to, JKC’s subcontractor claims associated with the combined cycle power plant, of which JKC incurred substantial costs to complete the power plant under the fixed-price portion of the Ichthys LNG contract. JKC believes these costs are recoverable from the Consortium who abandoned their contractual obligation to complete the power plant as the original subcontractor. We have initiated arbitrations and other legal proceedings to recover these costs which may take several years to resolve. As a result, we funded our proportionate share of JKC's capital requirements to complete the power plant as these legal proceedings progress.

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $310 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of September 30, 2020) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the nine months ended September 30, 2021, was $35 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act of 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The current agreement calls for minimum annual contributions of £33 million ($45 million at current exchange rates) until the next valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of September 30, 2021, we had no material guarantees of the work or obligations of third parties recorded.

We have committed and uncommitted lines of credit available to be used for letters of credit. As of September 30, 2021, our total capacity under these committed and uncommitted lines of credit was approximately $1.4 billion, of which $335 million had been utilized. Information relating to our letters of credit is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

    On October 1, 2020, the Company borrowed $260 million on the Senior Credit Facility to fund the acquisition of Centauri. See Note 4 “Acquisitions.”

Subsequent to September 30, 2021, as part of the Settlement Agreement, KBR's letters of credit were reduced to $82 million from $164 million. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors." Additionally, we borrowed $294 million under the Revolver to fund the acquisition of Frazer-Nash. See Note 4 “Acquisitions.”

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

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. No net gain or loss was recorded for the three months ended September 30, 2021, and net loss of $4 million was recorded for the three months ended September 30, 2020. We recorded a net loss of $6 million and net gain of $2 million for the nine months ended September 30, 2021 and 2020, respectively, in "Other non-operating income (loss)" on our condensed consolidated statements of operations. The net loss of $6 million during the nine months ended September 30, 2021 consisted primarily of unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and European Euros resulting in foreign currency loss of approximately $6 million related to changes in the fair value of balance sheet hedges.
We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of September 30, 2021. Information relating to fair value measurements is described in Note 18 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver and $786 million outstanding under the term loan portions of the Senior Credit Facility as of September 30, 2021. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 10 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive a one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning

October 2022. Under these swap agreements, we will receive a one-month LIBOR rate and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a net liability of approximately $11 million as of September 30, 2021.

At September 30, 2021, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $546 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the nine months ended September 30, 2021 was 3.76%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of September 30, 2021.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2021, we implemented a new financial consolidation and reporting system and made changes to related internal controls. There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Aside from the below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2020.

Mandatory COVID-19 vaccination of employees may impact our workforce which could have an adverse effect on our business, results of operations and/or cash flows.

On September 9, 2021, President Biden issued an Executive Order mandating COVID-19 vaccination for all Federal employees (subject to medical and religious exemptions). President Biden also announced a proposed new rule requiring all employers with at least 100 employees to require that their employees be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is currently drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. At this time, it is uncertain, among other things, if the vaccine mandate will apply to all employees or only to employees who work in the office and how compliance will be documented.

As a company with more than 100 employees, it is anticipated that we would be subject to the OSHA regulation concerning COVID-19 vaccination. As a result, we announced a requirement for all our employees to be fully vaccinated by December 8, 2021. At this time, it is not possible to predict with certainty the exact impact that the proposed new regulation or the Company’s vaccine requirement will have on us or on our workforce. Our vaccine requirement and the proposed new regulation, if implemented, may result in employee attrition and difficulty securing future labor needs which could have an adverse effect on our business, results of operations and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)    On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of September 30, 2021, $250 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock settled during the three months ended September 30, 2021.

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2021	647,173	$38.61	647,173	$250,299,457
August 1 - 31, 2021	1,199	$38.09	—	$250,299,457
September 1 - 30, 2021	2,249	$38.67	—	$250,299,457
Total	650,621	—	647,173	$250,299,457

(1)Included within shares repurchased herein are 3,448 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $38.47 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101	The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104	Cover Page Interactive Data File - formatted as Inline XBRL contained in Exhibit 101

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Shad E. Evans
Mark W. Sopp	Shad E. Evans
Executive Vice President and Chief Financial Officer	Senior Vice President of Finance Operations and Chief Accounting Officer

Dated: October 28, 2021                      Dated: October 28, 2021