Form 10-K
period 2021-12-31
KBR, INC.
filed 2022-02-22
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2021 was approximately $4.8 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $38.15.

As of February 10, 2022, there were 139,500,619 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BBSY	Bank Bill Swap Bid Rate
Brexit	European Union
C4ISR	Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EAC	Estimate at completion
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
ERGs	Employee Resource Groups
ES	Energy Solutions
ESPP	Employee Stock Purchase Plan
EVP	Employee Value Proposition
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GS	Government Solutions
HETs	Heavy equipment transporters
HR	Human Resources
ICC	International Chamber of Commerce
I&D	Inclusion & Diversity
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Acronym	Definition
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
NYSE	The New York Stock Exchange
OAW	Operation Allies Welcome
PCAOB	Public Company Accounting Oversight Board
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SGT	Stinger Ghaffarian Technologies
SMA	Scientific Management Associates (Operations) Pty Ltd
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
Tax Act	Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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

Risks Related to Operations of Our Business

•The widespread outbreak of a pandemic or epidemic, or the outbreak of an infectious disease, such as COVID-19, has materially impacted how we and our customers operate our business and may materially adversely affect our future results of operations and financial performance.
•Our results of operations and cash flows depend on the award of new contracts and the timing of the performance of these contracts.
•A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our financial performance.
•If we are unable to enforce our intellectual property rights, our competitive position could be adversely impacted.
•We may not properly leverage or appropriately invest in technology advancements, which could result in the potential loss of market share and profits.
•If we are unable to attract and retain senior management, our ability to pursue and compete for projects to grow our business may be adversely affected.
•The nature of our business exposes us to potential liability claims and contract disputes.
•Dependence on third-party subcontractors and equipment manufacturers could adversely affect our financial performance on contracts.
•Our use of the cost-to-cost method of revenue recognition could result in a reduction or reversal of previously recorded revenues and profits.
•We conduct a portion of our operations through joint ventures and partnerships, which exposes us to risks and uncertainties, many of which are outside of our control.
•The nature of our contracts subjects us to risks associated with cost overruns, operating cost inflation and potential claims for liquidated damages.
•The transition period resulting from the Referendum of the United Kingdom's Membership of the European Union could adversely affect our business, financial condition and results of operations.
•We work in locations and on projects where there are high security risks, which could result in harm to our employees, contractors and clients.
•Our backlog of unfilled orders is subject to unexpected adjustments and cancellations.
•We make equity investments in privately financed projects in which we could sustain significant losses.
•We have made and may continue to make business combinations, which may present certain risks and uncertainties.
•International and political events may adversely affect our operations.
•We rely on internal and external information technology ("IT") systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.
•An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.
•Our actual results could differ from the estimates and assumptions used to prepare our financial statements.
•We ship a significant amount of cargo using seagoing vessels, exposing us to certain maritime risks.

Risks Related to Our Industry

•The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts may be unsuccessful.
•Heightened competition could impact our ability to obtain contracts which could reduce our market share and profits.
•If we are unable to hire or retain employees with adequate security clearances, we may be unable to perform our U.S. government work.
•Our U.S. government contract work is regularly reviewed and audited and these reviews can lead to withholding or delay of payments and other remedies against us.
•Several of our contracts with the U.S. government are classified, which may limit investor insight into portions of our business.

•Demand for our services provided under government contracts are directly affected by spending by our customers.
•Fluctuations in commodity prices may affect our customers’ investment decisions and result in existing project cancellations or delays.

Risks Related to Financial Conditions and Markets

•Current or future economic conditions in the credit markets may negatively affect the ability to operate our business.
•We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.
•Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses.
•Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing.
•We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with defined benefit plans we manage.
•We are subject to foreign currency exchange risks.

Risks Related to Our Common Stock

•If we need to sell or issue additional shares of common stock to refinance existing debt or to finance future acquisitions, our existing shareholder ownership could be diluted.
•Provisions in our charter documents, Delaware law and our Senior Credit Facility may inhibit a takeover or impact operational control that could adversely affect the value of our common stock.
•We may change our dividend policy in the future.

Risks Related to Regulations and Compliance

•We could be adversely impacted if we fail to comply with international export and domestic laws.
•We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could result in suspension or debarment of our ability to contract with governments.
•Certain of our work sites are inherently dangerous and we are subject to various environmental and worker health and safety laws and regulations.
•Our effective tax rate and tax positions may vary.

Risks Related to Climate Change

•There is a rapidly evolving awareness and focus from stakeholders with respect to global climate change and the related emphasis on environmental, social and governance practices, which could affect our business.
•Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
•We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers and damage to our reputation.

PART I

Item 1. Business

Company Overview

KBR, Inc., a Delaware corporation ("KBR" or, the "Company"), delivers science, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full-life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; artificial intelligence and machine learning; and
•Technology such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; and digitally-enabled asset optimization solutions.

Our Business

Our people leverage dynamic teams that combine deep mission understanding, market-leading technical expertise and an unwavering operational focus to deliver solutions to solve our clients’ most complex issues. In 2021, KBR’s operating model continued to shift toward agile, technology-driven, solutions-oriented delivery and was streamlined to increase strategic focus to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth with favorable cash conversion. The Company has also transitioned away from higher risk, volatile and increasingly commoditized markets.

Our key areas of strategic focus are as follows:

•Government. KBR delivers a wide range of professional services across defense, intelligence, space, aviation and other programs and missions for military and other government agencies, spanning research and development, advanced prototyping, acquisition support, systems engineering, C4ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. These services are provided primarily to government agencies in the U.S., the U.K. and Australia under long-term programs with key technical, scientific or mission-specific differentiation. Key customers include U.S. Department of Defense (“DoD”) agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence (“MoD”), London Metropolitan Police, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; and other national governments. Areas of long-term strategic focus include defense modernization, space superiority and health and human performance.
•Sustainable Technology. Consistent with our corporate focus towards sustainability, KBR continues to develop and prioritize investment in commercial process technologies that are innovative, proprietary and sustainability-focused. We market high-end advisory solutions centered around energy transition, license process technologies, provide basic engineering and design services, sell proprietary equipment and catalysts and provide asset optimization and remote facility-operations monitoring. Key customers include national governments, industrial companies and oil and gas companies. Areas of long-term strategic focus include sustainable technology solutions, energy transition and technology-led asset optimization.

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
◦World leader in ammonia technology, a leading hydrogen energy enabler, with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM.
◦Exclusive licensor of Cat-HTRTM, an innovative, disruptive mixed plastics recycling technology that processes all types of plastic including many that are currently considered unrecyclable, and Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical steam to convert a wide range of single-use and other plastics into virgin-grade feedstocks used to produce new plastics, delivering a truly circular economy.
◦Safe and responsible operations are essential, and our Zero Harm culture prioritizes the safety and security of our people as well as the active management of our environmental impact.

•Technical Excellence and Digital Solutions
◦Innovative, sustainable, proprietary process technology, expertise and solutions.
◦Innovative digital solutions and advanced capabilities to improve operations, reliability and environmental impact, including machine learning and artificial intelligence.
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

Our Business Segments

We provide a wide range of professional services and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. Our business is organized into two core business segments and one non-core business segment as follows:

Core business segments
•Government Solutions ("GS")
•Sustainable Technology Solutions ("STS")

Non-core business segment
•Other

Our business segments are described below.

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C4ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. With the acquisition of Frazer-Nash Consultancy Limited ("Frazer-Nash") on October 20, 2021 (described in Note 4 to the consolidated financial statements), our GS business segment also provides a broad range of professional advisory services to deliver high-end systems engineering, systems assurance and technology to customers across the defense, energy and critical infrastructure sectors primarily in the U.K. and Australia.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that we license spanning four primary areas: ammonia/syngas/fertilizers, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also includes our highly synergistic advisory and consulting practice focused on energy transition and net-zero carbon emission consulting, our high-end engineering, design and professional services offerings, as well as our technology-led industrial solutions built on our KBR INSITE® platform. KBR INSITE® is a proprietary, digital, cloud-based operations and maintenance platform that identifies opportunities for our clients to achieve sustainable improvements in production, reliability, environment impact, energy efficiency and ultimately profitability. From early planning through scope definition, advanced technologies and facility life-cycle support, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the core business segments above.
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

Revenues and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
Dollars in millions, except percentage amounts	2021		2020		2019
U.S. government (all agencies)	$5,122	70%	$3,079	53%	$3,014	53%
U.K. government (all agencies)	$508	7%	$573	10%	$659	12%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Annual Report on Form 10-K and Note 3 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

Frazer-Nash Acquisition

On October 20, 2021, we acquired Frazer-Nash, a leading provider of high-end systems engineering, assurance and technology advisory services used to solve complex challenges. Frazer-Nash provides a broad range of professional advisory services across the defense, renewable energy and critical infrastructure sectors primarily in the U.K. and Australia. With expertise in areas such as systems engineering, data science, cyber and clean energy, Frazer-Nash compliments KBR's global priorities with minimal overlap because of its geographic footprint. Additional information relating to the Frazer-Nash acquisition is described in Part II of this Annual Report on Form 10-K in Note 4 to our consolidated financial statements.

HomeSafe Alliance LLC Contract Award

In November 2021, we announced that HomeSafe Alliance LLC (“HomeSafe”), a KBR led joint venture, was awarded the global household goods contract by U.S. Transportation Command. The contract ceiling value is $20 billion with a potential 9-year term, inclusive of all options periods. HomeSafe is expected to be the exclusive household goods move management service provider for the U.S. Armed Forces, Department of Defense civilians and their families. Under this contract, HomeSafe plans to modernize and infuse technology to improve the domestic and international relocation experience for all military personnel and their families. The contract award is currently under protest.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other reputable industry participants to capitalize on the strengths of each party and provide greater flexibility in delivering our services based on expertise, cost and geographical efficiency, increase the number of opportunities that can be pursued and reduce exposure and diversify risk. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2021.

Aspire Defence Limited, a joint venture owned by KBR and two financial investors, provides a range of facilities life cycle management services at the British Army’s garrisons at Aldershot and across the Salisbury Plain in the U.K. KBR owns 45% of Aspire Defence Limited that is reported within our GS business segment using the equity method of accounting.

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

Brown & Root Industrial Services is a joint venture with Bernhard Capital Partners and offers maintenance services, turnarounds and small capital projects, primarily in North America, in which we own 50% equity interest. The investment is accounted for within our STS business segment using the equity method of accounting.

JKC Australia LNG is a joint venture contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia. The project is being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. The investment is accounted for within our STS business segment using the equity method of accounting.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on awarded contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize as a result of backlog was $15.0 billion and $15.1 billion as of December 31, 2021 and 2020, respectively, with approximately 17% and 16%, respectively, related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate as of December 31, 2021, 30% of our backlog will be recognized as revenues or equity in earnings of unconsolidated affiliates within fiscal year 2022. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. government agencies and entities, principally the U.S. DoD and NASA. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. government contracts are generally subject to the FAR, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, other agency-specific regulations that implement or supplement the FAR, such as the DoD FAR Supplement ("DFARS"), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:

•require certification and disclosure of all cost and pricing data in connection with certain contract negotiations;
•define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-type U.S. government contracts;
•require compliance with CAS;
•require reviews by the DCAA, DCMA and other regulatory agencies for compliance with a contractor’s business systems;
•restrict the use and dissemination of and require the protection of unclassified contract-related information and information classified for national security purposes and the export of certain products and technical data; and
•prohibit competing for work if an actual or potential organizational conflict of interest, as defined by these laws and regulations, related to such work exists and/or cannot be appropriately mitigated, neutralized or avoided.

Our GS business segment primarily performs work under cost-reimbursable contracts in the U.S. with the DoD and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the customer retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time. For more information, see “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Our GS business segment also participates in PFI contracts, such as the Aspire Defence and UKMFTS projects. PFIs are long-term contracts that outsource the responsibility for the construction, procurement, financing, operation and maintenance of government-owned assets to the private sector. These contracts may contain both fixed-price and cost-reimbursable elements. The PFI projects in which KBR participates are all located in the U.K. with contractual terms ranging from 15 to 35 years, and involve the provision of services to various types of assets ranging from acquisition and maintenance of major military equipment and housing to transportation infrastructure. Under most of these PFI contracts, the primary deliverables of the contracting entity are the initial construction or procurement of assets for the customer and the subsequent provision of lifecycle management services for the life of such assets. The amount of renumeration from the customer to the contracting entity is negotiated on each contract and varies depending on the specific terms for each PFI.

Contract Types

The Company performs work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials or a combination of the three.

Fixed-price contracts include both lump-sum and unit-rate contracts. Under lump-sum contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Lump-sum contracts entail significant risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Unit-rate contracts are essentially fixed-price contracts with the only variable being units of work to be performed. Further, our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Fixed-price contracts are typically subject to change orders if the scope of work changes or unforeseen conditions arise resulting in adjustments to the fixed price. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead and G&A expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in the form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it generally requires us to use our best efforts to accomplish the scope of the work within a specified time and budget. Cost-reimbursable contracts with the U.S. government are generally subject to the FAR and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of global sources. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement function seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at low prices and ideal delivery schedules. While the ongoing COVID-19 pandemic has resulted in significant supply chain disruptions globally and within the United States, we have not experienced, and do not anticipate experiencing, any significant procurement difficulties, as we purchase our required materials and equipment from a variety of sources. However, a number of factors that we may not be able to predict or control could result in increased costs for these materials, including the continued impact of the ongoing COVID-19 pandemic, as well as global trade relationships and other general market and political conditions. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

Intellectual Property

The use of intellectual property generally benefits our STS business segment. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and chemicals and in the areas of olefins, refining, fertilizers, coal gasification, semi-submersibles and specialty chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol which is used in the production of consumer end products. In addition, we are a licensor of ammonia process technologies used in the conversion of natural gas to ammonia with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM. We are the exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical steam to convert a wide range of single-use and other plastics into commercial raw materials used to produce new plastics. We also offer technologies for crystallization and evaporation, concentration and purification of strong inorganic acids. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enables our sustainability strategy and enhances our margins.

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

Seasonality

Our operations are not generally affected by seasonality. However, various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, product deliveries and customer acceptance. Additionally, weather and natural phenomena can temporarily affect the performance of our services.

Environmental Regulation

Our business involves planning, design, program management, construction and construction management and operations and maintenance at various project sites throughout the world, including oil field and related energy infrastructure construction services, in and around sensitive environmental areas, such as rivers, lakes and wetlands. Our operations may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances, which are subject to stringent and complex laws relating to the protection of the environment and prevention of pollution.

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and worker health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire clean-up on owners, operators, transporters and other persons arranging for the treatment or disposal of such hazardous substances costs related to contaminated facilities or project sites. Other environmental laws applicable to our and customers' operations affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act and the Toxic Substances Control Act as well as other comparable foreign and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances or a failure to comply with any applicable environmental and worker health and safety laws regulations could result in substantial costs to us, including cleanup costs, fines, civil or criminal sanctions, third-party claims for property damage, personal injury or cessation of remediation activities.

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 14 to our consolidated financial statements.

Human Capital Management

Across KBR, 2021 has been known as ‘the year of our people’. We entered the year with ambitious plans to build on our empowering culture, enhance our employee experience and ensure that we deserve our reputation as an employer of choice. Through the combined efforts of our employees and leadership team, this bold initiative has already resulted in tangible benefits for our people and the business, helping us realize our vision to bring together the best and brightest to deliver technology and solutions that help our customers accomplish their most critical missions and objectives.

Culture and Values

We refreshed our One KBR Values in late 2020, as follows:

•We Value Our People
•We Deliver
•We Are People of Integrity
•We Empower
•We Are a Team of Teams

We brought these to life early in 2021 by a cascade of conversations between managers and their teams in every business and market. Our aim was to lift our values off the page and into our employees’ local experience, identifying any areas for improvement and building on our existing strengths. This concerted effort was underpinned by a review of our people processes to ensure these reflect our culture and values, resulting in updates to selection and exit interviews, job descriptions and training collateral. We then tested how embedded the values are through our global ‘People Perspectives’ employee survey, achieving high scores in each value area. This positive feedback about our organizational culture is particularly encouraging as many employees continued to work remotely through the pandemic. However, we are not complacent. Leaders across KBR continue to consciously reinforce our values through their everyday behavior and to proactively engage and communicate with their teams as hybrid working arrangements become the new normal.

Employee Health & Safety

We are subject to numerous worker health and safety laws and regulations. In the U.S., these laws and regulations include the Federal Occupational Safety and Health Act and comparable state legislation, the Mine Safety and Health Administration laws and safety requirements of the Departments of State, Defense, Energy and Transportation of the U.S. government. We are also subject to similar requirements in other countries in which we have extensive operations, including the U.K. where we are subject to the various regulations enacted by the Health and Safety Act of 1974. These laws and regulations are frequently changing, and it is impossible to predict with certainty the effect of such laws and regulations on us in the future.

Our global Zero Harm culture encompasses ten sustainability pillars. The central pillar is Health Safety & Security and is supported by the key Zero Harm principle of “Courage to Care,” which we define as the willingness to intervene when one observes something that does not meet acceptable standards. We believe our Zero Harm culture has resulted in a work environment that promotes employee engagement and ownership. Although we have experienced significant improvement in our safety performance indicators, we cannot guarantee that our efforts will always be successful and from time to time we may experience incidents or unsafe work conditions or practices may arise. Our project sites often put our employees and others in proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. We actively seek to maintain a safe, healthy and environmentally sound workplace for all of our employees and those who work with us. Consequently, we may incur substantial costs to maintain the safety and security of our personnel in these locations.

COVID-19

As the dynamic impacts of the pandemic continued to affect all businesses and markets throughout 2021, the employees of KBR have been reassured by our robust safety protocols, which are founded on our Zero Harm culture. Our people are resilient, and while personal and operational challenges have persisted, they continued to provide excellent service to our customers.

During 2021, we introduced a requirement for all people attending KBR sites to be fully vaccinated, or by exception to undertake daily testing, to safeguard the health of visitors and colleagues. Safety protocols remained in place, such as social distancing and wearing masks, and this safe environment has enabled large numbers of employees previously working from home to return to the workplace in accordance with local pandemic guidance. In the US, we prepared early for the Executive Order for Federal Contractors, and by the end of 2021, 95% of affected employees were either vaccinated or had approved accommodations in place and underway.

Mental Health & Fitness

During 2021, our focus on employee wellbeing to enable peak performance continued, and our Mental Health & Wellbeing Committee and Employee Resource Group ("ERG"), OK NoW ("Network of Well-Being"), took significant strides implementing our wellbeing strategy. A structured communication program, global roll-out of training to over 700 managers and expansion of our Wellbeing Ambassadors program to over 9,000 employees have helped create an environment where employees can thrive and perform at their best. We also provide all employees and their families with free 24/7 access to a first-rate employee support program and a mental fitness app to help track and support their mental health and resilience. These efforts have resulted in a supportive environment as evidenced in our global survey results, where we achieved a high Wellbeing Index score.

Organization Agility

KBR continues to grow organically and through acquisition, while remaining agile and restructuring where required to support our long-term strategy. At the end of 2021, we employed approximately 28,000 people performing diverse, complex and mission critical roles in 34 countries. In addition, our unconsolidated joint ventures employ approximately 10,000 employees.

With a fundamental focus on our customers, our working practices adapt to their projects and priorities while empowering our employees to balance personal and work commitments through increasing adoption of flexible working practices. This agile working approach has also supported our Inclusion & Diversity journey, allowing us to recruit from global and diverse talent pools. Responses to our global survey demonstrated that this modern approach resonates with our employees, with a majority saying they are able to balance their work and personal lives and have the flexibility to take time off while still meeting the needs of our fast-paced, customer-focused organization.

Talent Acquisition

In 2021, we hired almost 6,000 employees, and while some markets found candidates in shorter supply, we maintained a strong applicant flow by clearly articulating our EVP, running social media campaigns highlighting KBR’s unique culture and values and showcasing the important work our employees perform across the world.

Teams of experts from across KBR reviewed our onboarding and hiring processes to ensure best practices are adopted in all business areas and we expanded our use of digital talent platforms to monitor candidate supply and demand in real time. During the year, we instituted unconscious bias training for all new recruiters and managers and undertook a concerted effort of outreach to diverse candidates, including recruitment at historically black colleges and universities and veteran hiring events. We have also begun to track the progress of diverse candidates through our HR information systems, which showed that 30% of our new hires were women and 49% were Black, Indigenous or people of color.

Inclusion & Diversity

The leadership team at KBR fundamentally believes that Inclusion & Diversity ("I&D") is good for business. It helps us innovate, helps our teams perform and creates an environment where everyone can belong. Diversity is embedded in KBR, with employees from over 120 countries. In 2021, we increased our data capture to encompass race/ethnicity in all markets, with 94% of all employee records now updated. As of December 31, 2021, our employees had the following gender and race/ethnicity demographics:

Additionally, our Board of Directors is 30% women and 30% Black, Indigenous or people of color. Our particular attention on gender increasingly shows in our demographics with the percentage of women in KBR increasing from 23.4% to 24.8% in 2020 and 2021, respectively.

Our I&D Council helps shape our strategic priorities. In 2021, it provided recommendations related to working practices, target setting, supporting racial and ethnic diversity and sustainability in the supply chain. Furthermore, it has committed to identifying best practices to create an inclusive organization for employees with disabilities, increase the number of women in operational and business leadership roles and improve retention of diverse talent.

In 2021, we required each area of the business to develop and implement a tailored I&D action plan, which was directly linked to payout under our short-term incentive program. Our 2022 plans will build on this baseline while incorporating the 2021 recommendations from the I&D Council as appropriate.

We continue to strive for increased visibility of I&D data, enabling us to better analyze our performance across all people processes, from the candidate pipeline to pay equity, and in 2022 we are extending our data capture of veteran status and sexual orientation. With enhancements to our benefits, such as the introduction of supplementary childcare/elder-care benefits and expansion of floating holidays, and persistent focus on I&D among our Team of Teams, we are confident that KBR will continue to see improvements within our gender and race/ethnicity demographics. In 2021, KBR's President and Chief Executive Officer signed the CEO Action Pledge, making a public commitment to diversity, equality and inclusion, and KBR has been recognized externally for our progress to date with our ranking in the top 100 of Forbes’ list of The World’s Top Female-Friendly Companies.

Employee Resource Groups

For many years, KBR has encouraged employees to participate in employee-led Employee Resource Groups, where networking, advocacy and education help instill an environment where everyone can contribute. In addition to OK NoW, our ERG focused on mental health and wellbeing, we have expanded our ERGs in the I&D arena with the addition of the Armed Forces Community, the globalization of our Pride & Allies ERG and plans to launch MERGE, an ERG focused on minority groups. Together with ASPIRE, our ERG focused on the promotion of gender diversity, these other I&D focused ERGs came together in the ‘All In’ community, which was launched in 2021, and held a series of high-impact events on topics ranging from neurodiversity to understanding disabilities in the workplace. Our ERGs are rounded out with IMPACT, the community for early career professionals, which also expanded globally in 2021 to host a series of fireside chats with the CEO and virtual networking events to connect colleagues across KBR. Our Team of Teams value is embedded in these ERGs, giving employees a strong voice across KBR, and providing inspiring insight for leaders and colleagues across the globe.

Talent Development & Succession

In addition to our focus on developing early career professionals, which includes established intern and graduate programs, KBR offers a suite of world-class courses for employees in management and leadership roles. Together with the extension of our formal talent review processes in 2021, they help strengthen succession planning at all levels, supplementing the Board’s continued oversight of our Chief Executive Officer and Executive Leadership Team succession planning. During the year, we also introduced a formal Front Line Leaders program, designed to support employees newly transitioning into these critical roles, and began implementing a new approach to performance management, with frequent, real-time feedback conversations replacing traditional performance reviews.

Our other area of focus was on technical talent. In 2021, we welcomed 12 distinguished technical leaders to the inaugural One KBR Technical Fellows program. This important program fosters our culture of innovation, fuels collaboration across diverse disciplines and helps us attract, mentor and inspire the next generation of talent.

Employee Engagement

In line with the labor market tightening across the globe, we saw an increase in voluntary turnover in 2021 in some countries when pent up demand from early in the pandemic was released as economies rebounded. Our agile hiring practices allowed us to keep pace with demand for talent, with applicant flow and staffing levels remaining at previous strong levels. This resilience was helped by our continued focus on our employees evidenced by the results of our People Perspectives Survey in which a majority of our employees said KBR is a great place to work. As well as many strengths, employee feedback from the survey identified opportunities to improve and we are developing plans to increase employees' engagement across KBR.

With remote working commonplace, our communications programs continued to modernize with the introduction of the KBR podcast ‘In Orbit’, the continued development of our Communities of Interest and our ‘People First’ video series in which leaders discussed how our people strategy is supporting KBR employees across the world. Our employees’ high level of engagement is deep-rooted with a majority of respondents feeling proud of what they accomplish and is a credit to their managers who scored highly in the survey’s Manager Effectiveness Index. Each business area has developed a plan to build on this positive response and address any local areas of concern as we continue to put our people at the heart of KBR.

Ethics and Compliance

We prioritize conducting our business with ethics and integrity. We are subject to numerous compliance-related laws and regulations, including the FCPA, the U.K. Bribery Act, other applicable anti-bribery legislation and laws and regulations regarding trade and exports. The services we provide to the U.S. federal government are subject to the FAR, the Truth in Negotiations Act, CAS, the Services Contract Act, DoD security regulations and many other laws and regulations. These laws and regulations affect how we transact business with our clients and, in some instances, impose additional costs on our business operations. We are also governed by our own Code of Business Conduct (our "Code") and other compliance-related corporate policies and procedures that mandate compliance with these laws. Our Code is a guide for every employee in applying legal and ethical practices to our everyday work. In particular, our Code describes our standards of integrity and relevant principles and areas of law most likely to affect our business. We regularly train our employees regarding our Code and other specific areas including anti-bribery compliance and international trade compliance.

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

Item 1A. Risk Factors

Risks Related to Operations of Our Business

The widespread outbreak of a pandemic or epidemic, or the outbreak of an infectious disease, such as COVID-19, has materially impacted how we and our customers operate our business and the duration and extent to which they may materially adversely affect our future results of operations and financial performance remains uncertain.

The spread of COVID-19 across the globe has continued to negatively affect worldwide economic and commercial activity, disrupt global supply chains and the labor market and create significant volatility and disruption of financial and commodity markets. In response to the rapid global spread of the virus, national, state and local governments have continued to issue orders and recommendations to attempt to reduce the spread of the disease. To protect the health and safety of our employees, we have continued to limit employee and contractor presence at our work locations. Employees who were not able to work effectively from home were brought back to work at our sites with strict safety protocols in place, which are in compliance with local regulations and guidance from the Centers for Disease Control and the World Health Organization. Fluctuation in infection rates have continued and the appearance of new and more easily transmissible variants of COVID-19, such as the Delta and Omicron variants, have resulted in periodic changes in restrictions that vary from region to region and require vigilant attention and rapid response. As a result, plans to return employees to our facilities under flexible working arrangements as a part of our reimagining how we deliver transformational journey were temporarily delayed.

In September 2021, the White House issued an executive order and guidance from the Safer Federal Workforce Task Force broadly requiring many U.S.-based federal contractors to be fully vaccinated by December 8, 2021 (or to have an approved accommodation). In early November 2021, the federal government extended that deadline to January 18, 2022. On December 7, 2021, a federal district judge issued an order, temporarily suspending the government from enforcing the federal contractor mandate. That order is on appeal. In order to ensure the health and safety of our employees and to be in compliance, we required our U.S. employees to be fully vaccinated, subject to any collective bargaining or other legal obligations (including approved religious or medical accommodations and exceptions). This requirement resulted in minimal attrition that was manageable through responsive recruitment processes.

Our business and operational plans may be adversely affected by the global economic uncertainty caused by the COVID-19 pandemic due to a number of factors outside of our control that continue to develop, including:

•the duration, scope and severity of the pandemic, including the impact of variants and resurgences;
•the health or availability of our workforce, including contractors and subcontractors, and restrictions that we and our customers, contractors and subcontractors impose, including limiting worksite access and facility shutdowns, to ensure the safety of employees and others;
•an overall tightening and increasingly competitive labor market resulting in labor shortages, lack of skilled labor, increased turnover or labor inflation;
•other workforce impacts, such as difficulty recruiting, retaining, training, motivating and developing employees due to evolving health and safety protocols; changing worker expectations and talent marketplace variability regarding flexible work models; and the challenges of maintaining our strong corporate culture, which values communication, collaboration and connections, despite a majority of employees working from home;
•supply chain disruptions that impact the ability or willingness of our vendors and suppliers to provide the equipment, parts or raw materials for our operations or otherwise fulfill their contractual obligations, which in turn could impair our ability to perform under our contracts or to deliver products on a timely basis;
•recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines and vaccine mandates to address the COVID-19 outbreak;
•potential contract delays, modifications or terminations;
•increased potential for the occurrence of operational hazards, including terrorism, cyber-attacks or domestic vandalism, as well as information system failures or communication network disruptions;
•reductions in the number and amounts of new government contract awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of the fiscal, economic and budgetary challenges facing our customers, including increased material and equipment costs resulting from inflation and supply chain disruptions;
•increased cost and reduced availability of capital for growth or capital expenditures;
•increased costs of operation attributed to inflation, which costs may not be fully recoverable or adequately covered by insurance; and
•long-term disruption of the U.S. and global economy and financial and commodity markets.

The spread of COVID-19 has caused us to significantly modify our business practices, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be adversely impacted.

As the potential effects of COVID-19 are difficult to predict, the duration of any potential business disruption or the extent to which COVID-19 may negatively affect our operating results is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the spread, severity and duration of the COVID-19 pandemic and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our business, financial condition, results of operations and/or cash flows, as well as our ability to pay dividends to our shareholders.

Our results of operations and cash flows depend on the award of new contracts and the timing of the performance of these contracts.

Our revenues are directly or indirectly derived from contract awards. Reductions in the number and amounts of new awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could adversely impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts usually involve a lengthy and complex bidding and selection process. This process can be affected by a number of factors including market conditions and governmental and environmental approvals. As a portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. In addition, many of these contracts are subject to financing and similar contingencies and, as a result, we are subject to the risk that the customer will not be able to secure the necessary financing for a project to proceed.

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

A portion of our revenues is generated by large, recurring business from certain significant customers. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our financial performance.

A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 70% of our total consolidated revenues for the year ended December 31, 2021. The loss of one or more of our significant customers, or the cancellation or delay in their projects, could adversely affect our revenues and results of operations.

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

We may not properly leverage or appropriately invest in technology advancements, which could diminish any sustainable competitive advantage in our service offerings resulting in the potential loss of market share and profits.

Our business is dependent on information technology as we operate in global markets with customers who demand innovation, technical and domain expertise and digitally-enabled, technology-led solutions. Robust information technology systems, platforms and products are integral in our efforts to differentiate our service offerings and maintain our competitive advantages. It is strategically important that we lead the digital transformation occurring in our industry. We may not be successful in structuring our technology or developing, acquiring or implementing technology systems which are competitive and responsive to the needs of our customers. We may lack sufficient resources to continue to make the significant technology investments to effectively compete with our competitors. Certain technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

If we are unable to attract and retain senior management and key technical professionals with elite skills, our ability to pursue and compete for projects to grow our business may be adversely affected, our operating income may decrease and our reputation may be negatively impacted.

The reimagined KBR and its forward-looking solutions strategy requires talent with dynamic and elite skills as KBR moves upmarket. Our rate of growth and the success of our business depend upon our ability to attract, develop, retain and replace key qualified technical and management professionals, either through direct hire, subcontracts or acquisition of other firms, who possess the elite skills to successfully deliver the solutions strategy. The market for these professionals is competitive in the sectors in which we compete, and we rely heavily upon the expertise and leadership of our professionals to perform, execute and complete projects as required by our clients. If we are unable to attract and retain a sufficient number of elite skilled professionals, our ability to pursue projects may be adversely affected, our operating income may decline, and our reputation may be damaged.

Our future success depends on the continued services of our executive officers as well as our ability to effectively transition to their successors. Our inability to attract, develop and retain qualified employees that can succeed our executive officers could have a material adverse effect on our operating income and reputation.

The nature of our business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.

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

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope that may result in additional direct and indirect costs. Often these claims can be the subject of lengthy negotiations, arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to recover on these types of claims fully or promptly could have a material adverse impact on our liquidity and financial results.

For example, we have a 30% ownership interest in the JKC joint venture ("JKC"), which was contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). The construction and commissioning of the Ichthys LNG Project is complete, and the facility has been handed over to the client and is producing LNG. The project experienced significant cost increases associated with a variety of issues related to delays, changes in the scope of work and lower than expected subcontractor productivity. These issues resulted in significant unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the project estimates-at-completion. On October 21, 2021, JKC entered into a binding settlement agreement (the "Settlement Agreement") that resolved the outstanding claims and disputes between JKC and its client, Ichthys LNG Pty, Ltd (collectively, "the Parties"). As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitration and court proceedings between the Parties.

Dependence on third-party subcontractors and equipment manufacturers could adversely affect our financial performance on contracts.

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

A significant portion of our revenues and profits are measured and recognized over time using the cost-to-cost method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based generally on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated revenues and costs are recorded when the amounts are known or can be reasonably estimated. In addition, we record unapproved change orders and claims against clients as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the estimated profit at completion for certain projects. Revisions to these estimates could occur in any period and their effects could be material. The uncertainties inherent in estimating the progress towards completion or the recoverability of claims of long-term contracts make it possible for actual revenues and costs to vary materially from our estimates, including reductions or reversals of previously recorded revenues and profits.

We conduct a portion of our operations through joint ventures and partnerships, exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through project-specific joint ventures where control may be shared with unaffiliated third parties. As with any joint venture arrangement, differences in views among the joint venture partners may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including failure to comply with applicable laws or regulations, nonperformance and default or bankruptcy of our joint venture partners. Also, we often share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer, which could ultimately result in litigation. We could be liable for both our obligations and those of our partners, which may result in reduced profits, significant losses on the project and a negative impact to our cash flows. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including pricing and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

The transition period resulting from the Referendum of the United Kingdom's Membership of the European Union could adversely affect our business, financial condition and results of operations.

The U.K. formally exited the European Union (“Brexit”) on January 31, 2020, followed by a transition period from February through December 2020, during which the U.K. continued to remain in the European Union as it negotiated separate trade deals with the European Union and other countries. On December 24, 2020, the U.K. announced that it had reached agreement on a draft EU-UK Trade and Cooperation Agreement (“TCA”). The U.K. Parliament ratified the U.K.’s entry into, and implementation of, the TCA on December 30, 2020 pursuant to the EU (Future Relationship) Act 2020. The TCA offers the U.K. and European Union companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the European Union will now be on more restricted terms. Additionally, the TCA does not incorporate the full scope of the services sector, and businesses such as banking and finance continue to face uncertainty. In March 2021, the U.K. and the European Union agreed on a framework for voluntary regulatory cooperation and discussion on financial services issues in a Memorandum of Understanding, which is expected to be signed after formal steps are completed.

The effects of Brexit will continue to depend on any agreements the U.K. has signed or will sign in the future to retain access to European Union markets. Brexit could adversely affect U.K., European and worldwide economic and market conditions, could contribute to instability in some global financial and foreign exchange markets, including continued volatility in the value of the British pound sterling or could otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, legal, regulatory or otherwise). Volatility in currency exchange rates primarily impacts the translation of the financial results of the U.K. portion of our GS business segment. Brexit could also disrupt the free movement of goods, services and people between the U.K. and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. These developments, or the perception that any of them could occur, may adversely affect our relationships with our existing and future customers, suppliers, employees and subcontractors and may have an adverse impact on our business, financial condition and results of operations.

We work in locations and on projects where there are high security risks, which could result in substantial costs, damage to our reputation and harm to our employees, contractors and clients.

Some of our services are performed in high-risk locations, including but not limited to, Iraq, Afghanistan and certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and clients. Despite these precautions, we have suffered the loss of employees and contractors in the past that resulted in claims and litigation. Furthermore, there is risk of mass casualty or environmentally damaging events that may involve our and third-party personnel and property, which could lead to future claims and litigation, impact our reputation and investor confidence and ultimately result in reduced share price.

Specifically, due to the complex humanitarian, logistical and multi-agency contractual challenges presented by OAW, several threats are present, including the threat of injury or death to Afghan guests, clients or third-party personnel, damage to client facilities and work performed by KBR or its subcontractors inconsistent (or alleged to be inconsistent) with the client contracts. This could result in significant financial claims by the client, unfavorable reports from the media and local communities, financial losses and significant damage to our reputation.

Additionally, as a result of our historical employment of Afghan nationals from 2002 to 2010 and the continuing obligation to provide verification of past employment to these individuals in relation to their application for Special Immigrant Visas ("SIVs"), if we are unable to verify past employment in a timely manner, we could be subject to investigation and/or at risk of damage to our reputation.

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of December 31, 2021, the future revenues we expect to realize as a result of backlog was approximately $15.0 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

We make equity investments in privately financed projects in which we could sustain significant losses.

We participate in privately financed projects that enable governments and other customers to finance large-scale projects, such as the acquisition and maintenance of major military equipment, capital projects and service purchases. These projects typically include the facilitation of nonrecourse financing, the design and construction of facilities, the provision of operation and maintenance services and warranty obligations for an agreed-upon period after the facilities have been completed. We may incur contractually reimbursable costs and typically make investments prior to an entity achieving operational status or receiving project financing. If a project is unable to obtain financing, we could incur losses on our investments and any related contractual receivables. After completion of these projects, the return on our investments can be dependent on the operational success of the project and market factors that may not be under our control. As a result, we could sustain a loss on our equity investment in these projects.

We have made and may continue to make business combinations as a part of our business strategy, which may present certain risks and uncertainties.

We may continue to seek business acquisitions as a means of broadening our offerings and capturing additional market opportunities by our business segments. However, there is no guarantee that we will be successful in identifying target companies that meet our criteria for acquisition. We may also face increased competition from other potential acquirers who have greater financial resources or who are in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities which could negatively affect our growth strategies. Additionally, future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms, if at all.

The success of our historical and future business combinations also depends on our ability to integrate the operations of the acquired businesses efficiently and effectively with our existing operations and realize the anticipated benefits from them. The potential risks associated with successful integration and realization of benefits include, but are not limited to the following:

•our due diligence may not identify or fully assess valuation issues, potential liabilities or other acquisition risks;
•acquired entities may not achieve anticipated revenue targets, cost savings or other synergies or benefits, or acquisitions may not result in improved operating performance, which could adversely affect our operating income or operating margins, and we may be unable to recover investments in any such acquisitions;

•we may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management or other control systems, and greater expenses than expected;
•we may have difficulty entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures;
•key personnel within an acquired organization may resign from their related positions resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;
•the effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;
•we may assume liabilities of an acquired business (including litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;
•we may assume unprofitable projects that pose future risks to our working capital needs, cash flows and the profitability of related operations; or
•business acquisitions may include substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits.

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
•political and economic instability;
•changes in trade policies affecting the markets for our services (including but not limited to retaliatory tariffs between the United States and other countries);
•civil unrest, acts of terrorism, war or other armed conflict (including but not limited to potential U.S. sanctions on other countries);
•currency fluctuations, devaluations and conversion restrictions;
•confiscatory taxation or other adverse tax policies;
•uncertainties related to any geopolitical, economic and regulatory effects or changes due to recent or upcoming domestic and international elections;
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

We rely on internal and external information technology ("IT") systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We utilize, develop, install and maintain a number of information technology systems both for us and for our customers. Additionally, we utilize and rely on external systems maintained by our service providers. These activities may involve substantial risks to our ongoing business processes including, but not limited to, accurate and timely customer invoicing, employee payroll processing, vendor payment processing and financial reporting. If these implementation activities are not executed successfully or if we encounter significant delays in our implementation efforts, we could experience interruptions to our business processes. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. The occurrence of such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect our and certain third party confidential and proprietary information from disclosure. We rely upon industry accepted security measures and technology to secure such confidential and proprietary information maintained on our IT systems.  However, our portfolio of hardware and software products, solutions and services and information contained within our enterprise IT systems and external systems maintained by our service providers may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, cyberattacks inclusive of malware/computer viruses, ransomware and phishing attacks, insider threats related to malicious and non-malicious activities from authorized and unauthorized employees or third parties, power outages, natural disasters, computer system or network failures or physical break-ins. The failure of our internal or external IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data (including personally identifiable information), processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Any significant disruptions or failures could damage our reputation or have a material adverse effect on our business operations, financial performance and financial condition.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2021, we had $2.1 billion of goodwill and $708 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on October 1 to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. Areas requiring significant estimates and assumptions by our management include the following:

•project revenues, costs and profits on our contracts, including recognition of estimated losses on uncompleted contracts;
•award fees, costs and profits on government services contracts;
•client claims and recoveries of costs from subcontractors, vendors and others;
•provisions for income taxes and related valuation allowances and tax uncertainties;
•recoverability of goodwill;
•recoverability of other intangibles and long-lived assets and related estimated lives;
•recoverability of equity method investments;
•valuation of pension obligations and pension assets;
•accruals for estimated liabilities, including litigation accruals;
•consolidation of VIEs;
•valuation of share-based compensation; and
•valuation of assets and liabilities acquired in business combinations.

These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates, which could have a material adverse impact on our financial condition and results of operations.

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

Risks Related to Our Industry

The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts from the U.S. government may be unsuccessful.

The U.S. government conducts a rigorous competitive process for awarding most contracts. In the services arena, the U.S. government uses multiple contracting approaches. Historically, omnibus contract vehicles have been used for work that is done on a contingency or as-needed basis. In more predictable “sustainment” environments, contracts may include fixed-price, cost-reimbursable and time-and-materials elements. The U.S. government also favors multiple award task order contracts in which several contractors are selected as eligible bidders for future work. Such processes require successful contractors to continually anticipate customer requirements and develop rapid-response bid and proposal teams as well as maintain supplier relationships and delivery systems to react to emerging needs. In addition, U.S. government procurement practices sometimes emphasize price over qualitative factors, such as technical capability and past performance. As a result of these competitive pricing pressures, our profit margins on future U.S. government contracts may be reduced and may require us to make sustained efforts to reduce costs to remain competitive.

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

Heightened competition could impact our ability to obtain contracts which could reduce our market share and profits.

We serve markets that are global and highly competitive. We compete with larger companies that have greater name recognition, financial resources and a larger technical staff. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we compete with the U.S. government’s own capabilities.

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Therefore, our success depends on our ability to invest in and develop our people and technology to enable us to deliver services and products that address these changing needs. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with differentiated or superior capabilities or technologies or more attractive contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. Some of our competitors have made or could make acquisitions of businesses, or establish teaming or other agreements among themselves or third parties, that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition or develop and expand their product and service offerings at a more accelerated rate. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins and loss of market share.

Some of our U.S. government work requires KBR and certain of its employees to qualify for and retain a government-issued security clearance. If we are unable to hire or retain employees with adequate security clearances, we may be unable to perform our obligations to customers.

We currently hold U.S. government-issued facility security clearances and a large number of our employees have qualified for and hold U.S. government-issued personal security clearances necessary to qualify for and ultimately perform certain U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as result in the termination of any existing contracts requiring such clearances.

Our U.S. government contract work is regularly reviewed and audited by the U.S. government, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

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

Several of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.

A significant portion of our revenue is from contracts with the U.S. government that are classified or subject to security restrictions that preclude the disclosure of certain information. Additionally, a large number of our employees have security clearances which prohibit them from providing information to investors and other KBR employees without security clearances regarding certain clients and the related services we provide to them. As we are limited in our ability to provide information about these contracts and services, such as the scope of work, associated risks and any disputes or claims, our investors may have limited insight into a substantial portion of our business which may hinder their ability to fully evaluate the risks related to that portion of our business.

Demand for our services provided under government contracts are directly affected by spending by our customers.

We derive a significant portion of our revenues from contracts with agencies and departments of the U.S., the U.K. and Australia governments, which is directly affected by changes in government spending and availability of adequate funding. Additionally, government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As we are a significant government contractor, our financial performance is affected by the allocation and prioritization of government spending. Factors that could affect current and future government spending include:

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

Fluctuations in commodity prices may affect our customers’ investment decisions which may result in existing project cancellations or delays or changes in the timing and funding of new awards.

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in oil, natural gas and commodities prices. Fluctuations in oil, natural gas and commodities prices can have a direct effect on the profitability and cash flow of such companies, which may impact their willingness to continue pursuing their current investments or make new capital investments. Additionally, commodity prices can also significantly affect the costs of projects. Rising commodity prices can negatively impact the potential returns on investments that are planned, as well as those in progress, and result in customers deferring new investments or canceling or delaying existing projects. To the extent commodity prices decline or fluctuate, or the perceived risk thereof, and our customers defer new investments or cancel or delay existing projects, the demand for our services may decrease, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Financial Conditions and Markets

Current or future economic conditions in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy and access our cash and short-term investments.

We finance our business using cash provided by operations, but also depend on the availability of and access to credit markets, including bank credit lines, letters of credit and surety bonds. Our ability to obtain capital or financing on satisfactory terms will depend in part on prevailing market conditions as well as our operating results. The lack of adequate credit or funding or the unavailability of funding on terms satisfactory to us, could have a material adverse effect on our business and financial performance.

Disruptions of the capital markets could also adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our cost or adversely impact project schedules. These disruptions could materially impact our backlog and financial performance.

In addition, we are subject to the risk that the lending counterparties to our Revolver may be unable to meet their contractual obligations to us if they suffer catastrophic demands on their liquidity. We also routinely enter into contracts with counterparties, including vendors, suppliers and subcontractors that may be negatively affected by events in the capital markets. If those counterparties are unable to perform their obligations to us or our clients, we may be required to provide additional services or make alternate arrangements on less favorable terms with other parties to ensure adequate performance and delivery of service to our clients. These circumstances could also lead to disputes and litigation with our partners or clients, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

Furthermore, our cash balances and short-term investments are maintained in accounts held at major banks and financial institutions located primarily in North America, the U.K. and Australia. Deposits are in amounts that exceed available insurance. Although none of the financial institutions in which we hold our cash and investments have gone into bankruptcy, been forced into receivership or have been seized by their governments, there is a risk that this may occur in the future. If this were to occur, we would be at risk of not being able to access our cash and investments, which may result in a temporary decrease in liquidity that could impede our ability to fund operations or execute acquisitions.

We may be unable to obtain new contract awards if we are unable to provide our customers with letters of credit, surety bonds or other credit enhancements.

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Senior Credit Facility is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets generally, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. Entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially as strong or may encounter financial difficulties. If our joint ventures or partners fail to perform, we may be required to complete the project activities. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our Senior Credit Facility. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonds or other customary credit enhancements could have a material adverse effect on our business prospects and future revenues.

Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and such facility may not be available if financial covenants are violated or if an event of default occurs.

Our Senior Credit Facility includes a $1 billion revolving credit facility which matures in November 2026. It contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including but not limited to maintenance of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio as defined in the Senior Credit Facility agreement.

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

LIBOR is expected to no longer be available after June 30, 2023 for the primary U.S. dollar LIBOR settings used by the Company. As a result, there have been significant efforts by market participants and government and regulatory bodies in the United States and abroad to identify suitable replacement rates and develop processes for migration to the use of the alternatives. Our Senior Credit Facility gives us the option to use LIBOR as a funding benchmark and our interest rate swaps are based on the one-month U.S. dollar LIBOR. Our Senior Credit Facility allows us and the administrative agent to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto, as set forth in the Senior Credit Facility. The International Swaps and Derivatives Association has issued terms that can be applied to determine the alternative reference rates under swap transactions and the timing of the switch to such alternatives. Any discontinuation of LIBOR and use of an alternative benchmark rate under our credit facility or our interest rate swap transactions is expected to be accompanied by a spread adjustment. The implementation of such alternative reference rates and spread adjustments could cause our funding costs to increase, including if there arises a differential between the alternative reference rate and/or spread adjustment under our credit facility and the alternative reference rate and/or spread adjustment applicable to our interest rate hedges.

Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.

We had approximately $1.9 billion of indebtedness outstanding as of December 31, 2021 which could have negative consequences to us, including, but not limited to:

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

We may be required to contribute additional cash to meet our significant underfunded benefit obligations associated with defined benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the U.S., the U.K. and Germany. At December 31, 2021, our defined benefit pension plans had an aggregate funding deficit (calculated as the excess of projected benefit obligations over the fair value of plan assets) of approximately $88 million, the majority of which is related to our defined benefit pension plan in the U.K. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. defined benefit pension plan has an aggregate funding deficit. Our U.K. pension plan has been frozen to new participants for a number of years, but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under our U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality and retirement rates, the investment strategy and performance of the plan assets and (in certain circumstance) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates or actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for our U.K. pension plan could result in a material adverse effect on our cash flows and financial position.

We are subject to foreign currency exchange risks that could adversely affect our results of operations and our ability to reinvest earnings from operations. Our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

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

Risks Related to Our Common Stock

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2022. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Risks Related to Regulations and Compliance

We could be adversely impacted if we fail to comply with international export and domestic laws, which are rigorously enforced by the U.S. government.

To the extent that we export products, technical data and services outside of the U.S., we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations and the Export Administration Regulations, and trade sanctions against embargoed countries, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could result in losing our status as an eligible U.S. government contractor and cause us to suffer serious reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could result in suspension or debarment of our ability to contract with the U.S. state or local governments, U.S. government agencies or the U.K. MoD, third-party claims, loss of customers, adverse financial impact, damage to reputation and adverse consequences on financing for current or future projects.

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

Certain work sites often expose our employees and others to chemical and manufacturing processes, large pieces of mechanized equipment and moving vehicles. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. Failure to implement effective safety procedures may result in injury, disability or loss of life to these parties. In addition, the projects may be delayed and we may be exposed to litigation or investigations.

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

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining certain components of our worldwide provision for income taxes and a change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in higher taxes on our earnings, which could have a material impact on our earnings and cash flows from operations. In the ordinary course of our business, there are certain transactions and calculations where the ultimate tax determination is uncertain. We are audited by various U.S. and foreign tax authorities in the ordinary course of business, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in tax rates could have a material adverse effect on our profitability and liquidity.

Risks Related to Climate Change

There is a rapidly evolving awareness and focus from stakeholders, such as investors, customers and current and future employees, with respect to global climate change and the related emphasis on environmental, social and governance practices, which could affect our business.

        Continued attention to issues concerning climate change or other environmental matters may result in the imposition of additional environmental regulations that seek to restrict, or otherwise impose limitations or costs upon, the emission of greenhouse gases. International agreements, national, regional and state legislation and regulatory measures or other restrictions on emissions of greenhouse gases could affect our clients, including those who are involved in the exploration, production or refining of fossil fuels and those who emit greenhouse gases through the combustion of fossil fuels, or through mining, manufacturing or the utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services that could in turn have a material adverse effect on our operations and financial condition. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

Furthermore, investor and societal expectations with respect to environmental, social and governance matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in the following key areas: inclusion and diversity, environmental stewardship, support for local communities and corporate governance and transparency. A failure to adequately meet stakeholders' expectations may result in loss of business, diluted market valuation, an inability to attract and retain customers and talented personnel, increased negative investor sentiment toward us and/or our customers and the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have a long-term impact on our business, financial condition and results of operations. Although we are proactively seeking measures to mitigate our business risks associated with climate change, we recognize that there are innate climate related risks regardless of where and how we conduct our businesses. As such, a potential disruption to our and our customer's businesses from a natural disaster may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations such as increased insurance costs or loss of coverage, legal liability and reputational damage.

We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers and damage to our reputation.

We are continuously committed to advancing our environmental, social and governance strategy as evidenced by the establishment and continued focus on delivering on our 2030 net-zero carbon ambitions after we achieved carbon neutrality in 2019. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar carbon negative goals or whose progress towards reaching its carbon negative goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic.

Although we believe that our sustainability commitments and targets are achievable, there is no assurance that we will be able to successfully implement our strategies and achieve our 2030 targets. Investors have recently increased their focus on environmental, social and governance matters, including practices related to greenhouse gas emissions and climate change. Additionally, an increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. If we are unable to meet our commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers or partners, our stock price may be negatively impacted, our reputation may be negatively affected and it may be more difficult for us to compete effectively, all of which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas 77002. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Webster, Texas	Leased	Government Solutions

Fulton, Maryland	Leased	Government Solutions

Columbia, Maryland	Leased	Government Solutions

Lexington Park, Maryland	Leased	Government Solutions

Ann Arbor, MI	Leased	Government Solutions

Chantilly, Virginia	Leased	Government Solutions

Vienna, Virginia	Leased	Government Solutions

Fairfax, Virginia	Leased	Government Solutions

Dayton/Beavercreek, Ohio	Leased	Government Solutions

Huntsville, Alabama	Leased	Government Solutions

Phoenix, Arizona	Leased	Government Solutions

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Bristol, United Kingdom	Leased	Government Solutions

Glasgow, United Kingdom	Leased	Government Solutions

Wiltshire, United Kingdom	Leased / Owned	Government Solutions

Al Khobar, Saudi Arabia	Leased	Sustainable Technology Solutions

Manama, Bahrain	Leased	All

Asia-Pacific:

Chennai, India	Leased	All

Majura Park, Australia	Leased	Government Solutions

Delhi (Gurgaon), India	Leased	Sustainable Technology Solutions

Perth, Australia	Leased	Government Solutions

Brisbane, Australia	Leased	Government Solutions

Melbourne, Australia	Leased	Government Solutions

We also own or lease numerous small facilities that include sales, administrative and offices as well as warehouses and equipment yards located throughout the world. Our owned Leatherhead property is pledged to secure certain pension obligations in the U.K. and we believe all properties that we currently occupy are suitable for their intended use.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Notes 6, 14 and 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “KBR.” We have declared a dividend in each quarter during the years ended December 31, 2021 and 2020, and we currently expect that comparable quarterly cash dividends will continue to be paid for the foreseeable future. The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors. On February 18, 2022, the Board of Directors declared a dividend of $0.12 per share, which will be paid on April 15, 2022.
At January 31, 2022, there were 67 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of December 31, 2021, $225 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2021, and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2021	—	$—	—	$250,299,457
November 1 - 30, 2021	480,385	$45.81	479,600	$228,330,004
December 1 - 31, 2021	69,339	$45.55	66,286	$225,310,393
Total	549,724	$—	545,886	$225,310,393

(1)Included within the shares repurchased herein are 3,838 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $44.76 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2021, with the cumulative total return on the S&P 1500 IT Consulting & Other Services Index, the Russell 2000 Index, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Index for the same period. The comparisons assume the investment of $100 on December 31, 2016 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

This year we added the S&P MidCap 400 Index to our performance graph as it is a widely used market capitalization index that we believe appropriately represents companies of comparable size to that of KBR.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
KBR
Russell 2000
Dow Jones Heavy Construction
S&P 1500 IT Consulting & Other Services
S&P MidCap 400

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
KBR	$100.00	$121.18	$94.47	$192.37	$198.45	$308.92
S&P 1500 IT Consulting & Other Services	$100.00	$111.69	$93.13	$118.35	$130.85	$176.63
Russell 2000	$100.00	$113.14	$99.37	$122.94	$145.52	$165.45
S&P MidCap 400	$100.00	$114.45	$100.15	$124.23	$138.90	$171.15
Dow Jones Heavy Construction	$100.00	$104.50	$76.67	$102.11	$123.25	$184.05

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of the MD&A is to provide our stockholders and other interested parties with information necessary to gain an understanding of our financial condition and disclose changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with Part I of this Annual Report on Form 10-K as well as the consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

KBR Inc., a Delaware corporation, delivers science, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; artificial intelligence and machine learning; and
•Technology such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; and digitally-enabled asset optimization solutions.

KBR's strategic growth vectors include:
•Defense modernization;
•Space superiority;
•Health and human performance; and
•Sustainable technology.

Key customers include U.S. DoD agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, London Metropolitan Police, and other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic, accretive acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative and sustainability- and safety-focused. These technologies and solutions enable clients to achieve a cleaner, greener, more energy efficient global future.

On October 1, 2020, we acquired Centauri, a provider of high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber and emerging technologies such as directed energy and missile defense. Additional information relating to the Centauri acquisition is described in Note 4 to our consolidated financial statements.

On October 20, 2021, we acquired Frazer-Nash Consultancy Limited ("Frazer-Nash"), a leading provider of high-end systems engineering, assurance and technology advisory services used to solve complex challenges. Frazer-Nash provides a broad range of professional advisory services across the defense, renewable energy and critical infrastructure sectors primarily in the U.K. and Australia. Additional information relating to the Frazer-Nash acquisition is described in Part II of this Annual Report on Form 10-K in Note 4 to our consolidated financial statements.

Business Environment and Trends

Government Outlook

The proposed fiscal year 2022 U.S. defense spending budget prioritizes and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats and continues the restoration of military readiness. The budget includes a number of measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics and biotechnologies. The National Defense Authorization Act for fiscal year 2022 reflects a 5% increase in defense spending over last year's enacted budget and represents an increase from the president's requested amount. The unapproved fiscal 2022 non-defense discretionary spending proposal includes a 16% increase in funding, including a 6.5% increase in funding for NASA to support the continuation of scientific research and exploration as well as increased funding across all agencies to tackle climate change. However, as the U.S. Government has not yet enacted an annual budget for fiscal year 2022, these proposed amounts are subject to change. To avert a government shutdown, a series of continuing resolution funding measures have been enacted to finance all U.S. Government activities through March 11, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2021 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, our key programs continue to be supported and funded despite the continuing resolution financing mechanism. In the coming months, Congress will need to approve or revise President Biden’s fiscal year 2022 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from President Biden to become law and complete the budget process. Additionally, on December 16, 2021, President Biden signed legislation increasing the federal debt limit by $2.5 trillion. The measure increases the debt limit to $31.4 trillion from the previous level of $28.9 trillion and is estimated to provide sufficient government borrowing capacity to last until early 2023.

In early 2021, the U.S. announced a full withdrawal of U.S. forces from Afghanistan. In connection with Operation Allies Welcome ("OAW"), KBR has been engaged by the U.S. DoD to provide humanitarian support across numerous military bases to those awaiting resettlement. Such support includes temporary housing, food service, medical care and other services. We expect this non-recurring OAW support to be substantially completed in early 2022.

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

In November 2021, we announced that HomeSafe Alliance LLC (“HomeSafe”), a KBR led joint venture with Tier One Relocation, was awarded the global household goods contract by U.S. Transportation Command. The contract ceiling value is $20 billion with a potential 9-year term, inclusive of all options periods. HomeSafe is expected to be the exclusive household goods move management service provider for the U.S. Armed Forces, Department of Defense civilians and their families. Under this contract, HomeSafe plans to modernize and infuse technology to improve the domestic and international relocation experience for all military personnel and their families. The contract award is currently under protest.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth and acceleration of demand for energy transition and renewable energy sources for which momentum continues to build. Clients continue to prioritize investment in digital solutions to increase end-product flexibility and energy efficiency and to reduce their environmental footprint. As companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia which complements KBR's proprietary process technology and capabilities.

We expect climate change and energy transition to continue to be areas of priority and investment as many countries, including the U.S., look to boost their economies and invest in a cleaner future. In advance of the Conference of the Parties 26 meeting in Scotland, the White House released details on its strategy to achieve greenhouse gas emission reduction targets as part of their agenda. On November 15, 2021, President Biden signed the bi-partisan Infrastructure Investment and Jobs Act bill into law which includes climate provisions focused on transportation and resiliency.

Our Business

KBR's business is organized into two core business segments and one non-core business segment as follows:

Core business segments
•Government Solutions
•Sustainable Technology Solutions

Non-core business segment
•Other

See additional information on our business segments, including detail with respect to changes to our reportable segments, in Note 1 and 2 to our consolidated financial statements and under "Item 1. Business" in this Annual Report on Form 10-K.

Overview of 2021 Financial Results and Significant Bookings

2021 was a year of significant achievement for KBR as we continued to execute toward our long-term vision. The Company benefits from a significant base of long-term enduring contracts in our government business, a diverse portfolio of high quality proprietary process technologies, market tailwinds that benefit our capabilities and technologies in areas such as defense modernization and energy transition and a truly global client base. Together, these attributes distinguish KBR and have contributed directly to the company’s growth in revenue and profit during the year. While the historic humanitarian efforts in connection with OAW amplified revenue and profit, the core business in GS delivered strong organic growth during the year, and STS delivered significantly increased 2021 earnings growth. Our teams continued to deliver operational performance, healthy profitability and strong cash flow. Importantly, we drove innovation and extended our footprint through new program wins and technology advances and development. We continued our track record of innovation, bringing new technologies to market and advising, consulting and delivering expertise in the vital area of energy transition, hydrogen future and plastics circular economy. We progressed in our strategic journey to advance upmarket to deliver innovative, digitally-enabled solutions by completing the Frazer-Nash acquisition. We also obtained a full and final resolution with the client on the Ichthys LNG project regarding material outstanding claims and disputes and we intend to pursue recovery from the consortium of subcontractors of the Combined Cycle Power Plant.

Bookings to underpin the future were strong in our GS and STS businesses. Our GS business landed $6.7 billion in bookings and options, including a $127 million recompete award from the U.S. Department of Transportation Volpe Center to modernize technical and safety-related transportation systems; a $539 million U.S. Air Force award to support rapid prototyping and fielding of systems; a $195 million U.S. Air Force award to provide trusted microelectronics solutions; and more. Our STS business landed $1.1 billion in bookings, including numerous projects across the ammonia landscape, including traditional, blue and green ammonia, and multiple Hydro-PRT licenses and studies.

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment. A discussion regarding our financial condition and results of operations for the years ended December 31, 2020 and 2019 is included in Item 7. of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Current Report on Form 8-K, which was filed with the SEC on July 29, 2021. This Current Report on Form 8-K was filed to reflect changes to the presentation of our financial information as set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021, effective January 1, 2021, in order to give effect to a change in our segment reporting.

Revenues
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Revenues	$7,339	$5,767	$1,572	27%	$5,639	$128	2%

Revenues increased by $1.6 billion, or 27%, to $7.3 billion in 2021, compared to $5.8 billion in 2020. The increase was primarily driven by our GS business segment attributable to continued organic growth in our GS business units, including the OAW program which contributed $1.6 billion in 2021, and the acquisitions of Centauri in October 2020 and Frazer-Nash in October 2021. This growth was partially offset by a reduction in revenue in our STS business segment following the Company's exit from commoditized construction services in 2020 and reduced activity in our GS business segment due to reduced activity in the Middle East and lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

Gross Profit
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Gross profit	$806	$666	$140	21%	$653	$13	2%

The $140 million increase in gross profit was primarily driven by improvements in our STS business segment due to improved execution and market recovery in 2021, legacy provisions recognized in 2020 that did not recur in 2021 and the net favorable resolution of and provisioning for legacy matters in 2021. Gross profits also increased in our GS business segment that were driven by organic growth, including activity of the OAW program, and the acquisitions of Centauri in October 2020 and Frazer-Nash in in October 2021. The increase was partially offset by higher amortization of intangibles from the Centauri and Frazer-Nash acquisitions and reduced activity in our GS business segment due to reduced activity in the Middle East and lower volume associated with the successful completion of non-recurring construction work on our Aspire program.

Equity in Earnings (Losses) of Unconsolidated Affiliates
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Equity in earnings (losses) of unconsolidated affiliates	$(170)	$30	$(200)	(667)%	$35	$(5)	(14)%

The overall decrease in equity in earnings (losses) of unconsolidated affiliates was primarily driven by a non-cash charge in the amount of $193 million recognized in the second quarter of 2021 and an additional charge in the amount of $10 million for final warranty items associated with the joint venture's full and final settlement completed with the Ichthys LNG client in our STS business segment. In October 2021, JKC entered into a Settlement Agreement that resolved the outstanding claims and disputes between JKC and its client. As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitrations and court proceedings between the Parties.

Selling, General and Administrative Expenses
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Selling, general and administrative expenses	$(393)	$(335)	$58	17%	$(341)	$(6)	(2)%

Selling, general and administrative expenses were $58 million higher in 2021 compared to 2020, which was primarily driven by increased expenses attributable to the Centauri and Frazer-Nash acquisitions and other corporate costs, partially offset by cost reductions to right-size the cost base in line with the business shift to exit non-strategic areas in our STS business segment.

Acquisition and Integration Related Costs
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Acquisition and integration related costs	$(12)	$(9)	$3	n/m	$(2)	$7	n/m

The increase in acquisition and integration related costs was associated with the Company's acquisitions of Centauri in October 2020 and Frazer-Nash in October 2021.

Goodwill Impairment, Restructuring Charges and Asset Impairments			2021 vs. 2020			2020 vs. 2019
	2021	2020	$	%	2019	$	%
Goodwill impairment	$—	$(99)	$(99)	n/m	$—	$99	n/m
Restructuring charges and asset impairments	(2)	(214)	(212)	n/m	—	214	n/m

In 2020, as a result of the economic and market volatility, management initiated a restructuring plan and we recognized goodwill impairments, restructuring charges and asset impairments resulting from that plan.

Gain on Disposition of Assets and Investments
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Gain on disposition of assets and investments	$2	$18	$(16)	n/m	$17	$1	n/m

The decrease in gain on disposition of assets and investments of $16 million was primarily driven by the liquidation of a joint venture in 2020.

Interest Expense
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Interest expense	$(92)	$(83)	$9	11%	$(99)	$(16)	(16)%

The increase in interest expense was primarily driven by increased expense associated with borrowings to finance the acquisitions of Centauri and Frazer-Nash.

Other Non-operating Income (Expense)
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Other non-operating income (expense)	$(5)	$1	$(6)	n/m	$5	$(4)	(80)%

Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The increase in expense was primarily driven by foreign exchange gains and losses.

Provision for Income Taxes
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Income before provision for income taxes	$134	$(25)	$159	636%	$268	$(293)	(109)%
(Provision) benefit for income taxes	$(108)	$(26)	$82	315%	$(59)	$(33)	(56)%

The increase in tax expense in 2021 compared to 2020 was driven by the following factors: a) an increase in income year over year since the impairment and restructuring charges of 2020 were non-recurring b) an equity adjustment on the LNG project and c) the enactment of a tax rate change in the U.K.

A reconciliation of our effective tax rates for 2021, 2020 and 2019 to the U.S. statutory federal rate and further information on the effects of the Tax Act is presented in Note 13 to our consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
			2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021	2020	$	%	2019	$	%
Net income attributable to noncontrolling interests	$8	$21	(13)	(62)%	$7	$14	200%

The decrease in net income attributable to noncontrolling interests was primarily driven by the resolution of a contingency matter on a completed LNG project and liquidation of the joint venture in 2020, partially offset by income earned related to a Middle East joint venture project in our STS business segment.

Results of Operations by Business Segment

We analyze the financial results for each of our two core business segments. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,
				2021 vs. 2020			2020 vs. 2019
Dollars in millions	2021		2020	$	%	2019	$	%
Revenues
Government Solutions	$6,149		$4,055	$2,094	52%	$4,042	$13	—%
Sustainable Technology Solutions	1,190		1,712	(522)	(30)%	1,597	115	7%
Total revenues	$7,339	0	$5,767	$1,572	27%	$5,639	$128	2%

Gross profit (loss)
Government Solutions	$575		$493	$82	17%	$444	$49	11%
Sustainable Technology Solutions	231		173	58	34%	209	(36)	(17)%
Total gross profit	$806		$666	$140	21%	$653	$13	2%

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$29		$28	$1	4%	$29	$(1)	(3)%
Sustainable Technology Solutions	(199)		2	(201)	n/m	6	(4)	n/m
Total equity in earnings (losses) of unconsolidated affiliates	$(170)		$30	$(200)	(667)%	$35	$(5)	(14)%

Selling, general and administrative expenses	$(393)		$(335)	$58	17%	$(341)	$(6)	(2)%

Acquisition and integration related costs	$(12)		$(9)	$3	n/m	$(2)	$7	n/m

Goodwill impairment	$—		$(99)	$(99)	n/m	$—	$99	n/m

Restructuring charges and asset impairment	$(2)		$(214)	$(212)	n/m	$—	$214	n/m

Gain on disposition of assets	$2		$18	$(16)	n/m	$17	$1	n/m

Total operating income	$231		$57	$174	305%	$362	$(305)	(84)%

n/m - not meaningful

Government Solutions

GS revenues increased by $2.1 billion, or 52%, to $6.1 billion in 2021 compared to $4.1 billion in 2020. The increase was primarily driven by organic revenue growth across each of our GS business units, including new work associated with the OAW program which contributed $1.6 billion in 2021. Additionally, the increase is attributed to the acquisitions of Centauri in October 2020 and Frazer-Nash in October 2021. These increases were partially offset by reduced activity in the Middle East and lower volume associated with the successful completion of non-recurring services on the Aspire program.

GS gross profit increased by $82 million, or 17%, to $575 million in 2021 compared to $493 million in 2020. The increase was primarily driven by organic growth, including new work under the OAW program, and the Centauri and Frazer-Nash acquisitions discussed above. This was partially offset by the higher amortization of intangibles from the acquisitions, reduced activity in the Middle East and lower volume associated with the successful completion of non-recurring work on our Aspire program.

GS equity earnings of unconsolidated affiliates increased by $1 million to $29 million in 2021 compared to $28 million in 2020, which was primarily driven by better performance of joint ventures and increased work in our International business, partially offset by changes in project estimates in a domestic joint venture.

Sustainable Technology Solutions

STS revenues decreased by $522 million, or 30%, to $1.2 billion in 2021, compared to $1.7 billion in 2020. The decrease was primarily driven by the Company's exit from commoditized construction services in 2020.

STS gross profit increased by $58 million, or 34%, to $231 million in 2021, compared to $173 million in 2020. The increase was primarily driven by strong execution and market recovery in 2021, expenses recognized in 2020 that did not recur in 2021 and the net favorable resolution of and provision for legacy matters in 2021.

STS equity in earnings of unconsolidated affiliates decreased by $201 million to $199 million loss in 2021, compared to $2 million in equity earnings in 2020. The decrease was primarily driven by a non-cash charge in the amount of $193 million that was recognized during the second quarter of 2021 and an additional charge in the amount of $10 million for final warranty items associated with the Ichthys LNG project recognized in the third quarter of 2021.

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

We define backlog, as it relates to U.S. government contracts, as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period (including customer approved option periods) for which work scope and price have been agreed with the customer. We define funded backlog as the portion of backlog for which funding currently is appropriated, less the amount of revenue we have previously recognized. We define unfunded backlog as the total backlog less the funded backlog. Our GS backlog does not include any estimate of future potential delivery orders that might be awarded under our government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.6 billion and $2.4 billion at December 31, 2021 and 2020, respectively. Our backlog included in the table below for projects related to consolidated joint ventures with noncontrolling interests includes 100% of the backlog associated with those joint ventures and totaled $37 million and $52 million at December 31, 2021 and 2020, respectively.

The following table summarizes our backlog by business segment for the years ended December 31, 2021 and December 31, 2020, respectively:

Dollars in millions	December 31, 2021	December 31, 2020
Government Solutions	$12,628	$12,661
Sustainable Technology Solutions	2,345	2,454
Total backlog	$14,973	$15,115
We estimate as of December 31, 2021, 30% of our backlog will be executed within one year. Of this amount, 91% will be recognized in revenues on our consolidated statement of operations and 9% will be recorded by our unconsolidated joint ventures. As of December 31, 2021, $180 million of our backlog relates to active contracts that are in a loss position.

As of December 31, 2021, 12% of our backlog was attributable to fixed-price contracts, 46% was attributable to PFIs, 29% was attributable to cost-reimbursable contracts and 13% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 31, 2021, $9.5 billion of our GS backlog was currently funded by our customers.

As of December 31, 2021, we had approximately $4.7 billion of priced option periods for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $15.0 billion and the remaining performance obligation as defined by ASC 606 of $11.7 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligation. See Note 3 to our consolidated financial statements for discussion of the remaining performance obligations.
Liquidity and Capital Resources

Liquidity is provided by available cash and equivalents, cash generated from operations, our Senior Credit Facility and access to capital markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects. We often receive cash in the early phases of our technology projects. On time-and-material and cost reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
STS services projects may require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit may be issued under our $1 billion bank Revolver or with lending counterparties on a bilateral, syndicated or other basis.
As discussed in Note 12 "Debt and Other Credit Facilities" of our consolidated financial statements, on November 18, 2021, we entered into Amendment No. 5 under our existing Credit Agreement, dated as of April 25, 2018 ("Pro Rata Facilities") consisting of a $1 billion revolving credit facility (the "Revolver"), a $442 million Term Loan A, ("Term Loan A") with debt tranches denominated in US dollars, Australian dollars and British pound sterling and a $512 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.954 billion. The Amendment, among other things, (i) established an additional tranche of £122.1 million in Term Loan A incurred by Kellogg Brown & Root Limited, a wholly owned indirect subsidiary of KBR, Inc., organized under the laws of England and Wales, (ii) increased capacity and flexibility under certain negative covenants, (iii) permits the netting of unrestricted cash up to a specified cap for purposes of calculating the leverage ratio and (iv) reduced the interest rate payable for applicable margins and commitment fees and extended the maturity dates to November 2026 for Term Loan A and the Revolver. The maturity date of Term Loan B remained unchanged maturing February 2027.
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of December 31, 2021, we were in compliance with all financial covenants related to our debt agreements.
Cash and equivalents totaled $370 million at December 31, 2021 and $436 million at December 31, 2020 and consisted of the following:

	December 31,
Dollars in millions	2021	2020
Domestic U.S. cash	$34	$54
International cash	220	231
Joint venture and Aspire Defence project cash	116	151
Total	$370	$436

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

In 2021, we changed our permanent reinvestment assertion on the unremitted earnings, as well as all current and future earnings in a wholly owned subsidiary in India. We determined that the past unremitted earnings of $30 million is available for future repatriation for deployment in the U.S. Accordingly, we have recorded the income tax expense expected with the repatriation in 2021, which was less than $2 million. In addition, we changed our permanent reinvestment assertion on all current and future earnings in our subsidiaries in Saudi Arabia. The income tax expense associated with the current and future earnings will be reflected in the interim and annual periods in which the earnings are generated. The impact is not material to income tax expense. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $9 million.

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
As of December 31, 2021, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years ended December 31,
Dollars in millions	2021	2020	2019
Cash flows provided by operating activities	$278	$367	$256
Cash flows used in investing activities	(428)	(877)	(158)
Cash flows provided by (used in) financing activities	87	225	(133)
Effect of exchange rate changes on cash	(3)	9	8
(Decrease) increase in cash and equivalents	$(66)	$(276)	$(27)

Operating Activities. Cash provided by operations totaled $278 million and $367 million in 2021 and 2020, respectively as compared to net income of $26 million and net loss of $51 million in 2021 and 2020, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-material projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the $476 million unfavorable cash flow impact related to accounts receivable and the $447 million favorable cash flow impact related to accounts payable were primarily driven by increased volume associated with the OAW program.

Investing activities. Cash used in investing activities totaled $428 million in 2021, which included $406 million net cash used for the acquisition of Frazer-Nash and Harmonic and acquisition of a technology license, $29 million of cash used primarily for funding our proportionate share of JKC's ongoing legal and commercial costs and an investment in a plastics recycling technology and $30 million used for capital expenditures, partially offset by proceeds received of $44 million, which was primarily from the sale of our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project).

Cash used in investing activities totaled $877 million in 2020 and was primarily attributable to the acquisition of Centauri, net of cash acquired of $823 million, the acquisition of SMA and funding our proportionate share of JKC's ongoing legal and commercial costs.

Financing activities. Cash provided by financing activities totaled $87 million in 2021 and was primarily due to borrowings of $290 million on our Senior Credit Facility and $12 million in net proceeds received from the issuance of common stock, offset by $82 million for the repurchase of common stock under our share repurchase program, $61 million of dividend payments to common shareholders, $27 million in payments on borrowings related to our Senior Credit Facility, $13 million repayment on our finance lease obligations, $4 million repayment on our non-recourse debt associated with our Fasttrax joint venture and dividends paid to NCI shareholders of $23 million (of which $15 million was driven by the dividends paid to the minority interest of the sale of the EBIC Ammonia plant).

Cash provided by financing activities totaled $225 million in 2020 and was primarily due to approximately $245 million of net proceeds from the offering of our 4.750% Senior Notes due 2028 and borrowings of $260 million on our Senior Credit Facility, offset by $410 million in net payments on borrowings which includes voluntary principal payments related to the refinancing of our Senior Credit Facility, $11 million repayment on our non-recourse debt associated with our Fasttrax joint venture, $11 million repayment on our finance lease obligations, $54 million of dividend payments to common shareholders and $47 million for the repurchase of common stock under our share repurchase program. See Note 12 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility and Note 19 "Share Repurchases" for further discussion on our share repurchase program.

Future sources of cash. We believe that future sources of cash include cash flows from operations (including accounts receivable monetization arrangements), cash derived from working capital management and cash borrowings under the Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. In reference to Note 6 "Unapproved Change Orders, and Claims, Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our consolidated financial statements, in October 2021, JKC entered into a binding settlement agreement (the “Settlement Agreement”) that resolved the outstanding claims and disputes between JKC and its client, Ichthys LNG Pty, Ltd (collectively, “the Parties”). As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitrations and court proceedings between the Parties, including the following:

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

U.K. pension obligation. We have recognized on our consolidated balance sheet a funding deficit of $88 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of December 31, 2021) for our frozen defined benefit pension plans. The total amounts of employer pension contributions paid for the year ended December 31, 2021 were $46 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which is slated to commence in 2021 and is required to be completed by April 2022. The current agreement calls for minimum annual contributions of £33 million ($45 million at current exchange rates) until the next minimum funding requirements are finalized. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of December 31, 2021, we had no material guarantees of the work or obligations of third parties recorded.
As of December 31, 2021, we had $1 billion in a committed line of credit under the Senior Credit Facility and $522 million of uncommitted lines of credit to support the issuance of letters of credit. As of December 31, 2021, with respect to our Senior Credit Facility, we had $364 million of outstanding borrowings previously issued to fund the acquisitions of Centauri and Frazer-Nash and $48 million of outstanding letters of credit. With respect to our $522 million of uncommitted lines of credit, we had utilized $229 million for letters of credit as of December 31, 2021. The total remaining capacity of these committed and uncommitted lines of credit was approximately $880 million. Information relating to our letters of credit is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Contractual Obligations and Commitments

Significant contractual obligations and commercial commitments as of December 31, 2021 are as follows:

	Payments Due
Dollars in millions	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations	$121	$366	$27	$27	$379	$736	$1,656
Interest (a)	70	68	62	61	57	22	340
Operating leases	55	51	42	36	25	85	294
Finance leases	9	6	4	2	—	—	21
Pension funding obligation (b)	46	45	45	45	45	103	329
Purchase obligations (c)	35	12	—	—	—	—	47
Deferral of tax payments (d)	30	—	—	—	—	—	30
Total (e)	$366	$548	$180	$171	$506	$85	$2,717

(a)Determined based on long-term debt borrowings outstanding at the end of 2021 using the interest rates in effect for the individual borrowings as of December 31, 2021, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.
(b)Included in our pension funding obligations are payments related to our agreement with the trustees of our U.K. pension plan. The agreement for this plan calls for minimum annual contributions of £33 million ($45 million at current exchange rates) from 2022 through the next valuation.
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
(d)The Cares Act permitted deferral of the employer portion of payroll taxes through December 31, 2020 of which 50% was due by December 31, 2021 and the remaining 50% is due by December 31, 2022. We paid $30 million in 2021 and the remaining $30 million is expected to be paid in the fourth quarter of 2022.
(e)We have excluded uncertain tax positions totaling $89 million as of December 31, 2021. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 13 to our consolidated financial statements for further discussion on income taxes.

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

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6, 14 and 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

Contract Revenue. Our policy on revenue recognition is provided in Note 1 to our consolidated financial statements for the year ended December 31, 2021. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, we recognize revenue when services are performed and contractually billable.

The cost-to-cost method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as weather, potential variances in schedule and the cost of materials, labor and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future cost as outlined in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings. Changes in total estimated contract costs and losses, if any, are recognized on a cumulative catch-up basis in the period in which the changes are identified at the contract level. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate.

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties that may increase or decrease the transaction price. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount we expect to be entitled and include in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance and any other information (historical, current or forecasted) that is reasonably available to us. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred. We recognize claims against suppliers and subcontractors as a reduction in recognized costs when enforceability is established by the contract and the amounts are reasonably estimable and probable of recovery. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or actual costs incurred. As of December 31, 2021 and 2020, we had recorded $426 million and $1.0 billion, respectively, of claim revenue and subcontractor recoveries for costs incurred to date and such costs are included in our estimates at completion. See Note 6 to our consolidated financial statements for our discussion on unapproved change orders and claims.

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

Goodwill and Intangible Assets. Goodwill is tested annually for possible impairment as of October 1 of each fiscal year, and on an interim basis when indicators of possible impairment exist. For purposes of impairment testing, goodwill is assigned to the applicable reporting units based on our current reporting structure. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

We also have the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. We can resume the qualitative assessment in any subsequent period for any reporting unit.

For 2021, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in 2021.

For the 2020 annual goodwill impairment test, we utilized the two-step process to compare the estimated fair value of each reporting unit to the to its carrying value resulting in goodwill impairment of $99 million. The fair values of reporting units were determined using a combination of two methods, one utilizing market revenue and earnings multiples (the market approach) and the other derived from discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value (the income approach). Under the market approach, we estimated fair value by applying earnings and revenue market multiples ranging from 4.31 to 11.59 times earnings and 0.31 to 2.09 times revenue. Under the income approach, we estimated fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital reflecting current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, tax rates and future expected changes in operating margins and cash expenditures that are consistent with changes in our business strategy. The risk-adjusted discount rates applied to our future cash flows under the income approach in 2020 ranged from 9.0% to 10.2%. We believe these two approaches are appropriate valuation techniques and we generally weight the two resulting values equally as an estimate of a reporting unit's fair value for the purposes of our impairment testing. However, we may weigh one value more heavily than the other when conditions merit doing so. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The fair value derived from the weighting of these two methods provides appropriate valuations that, in the aggregate, reasonably reconcile to our market capitalization, taking into account observable control premiums.

Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During the year ended December 31, 2021, there were no triggering events identified. During the year ended December 31, 2020, we recognized an impairment loss on indefinite-lived intangible assets associated with certain trade names acquired through previous business combinations of our legacy ES business of approximately $11 million.

Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. We perform an impairment test of finite-lived intangibles whenever events or changes in circumstances indicate their carrying value may be impaired. If events or changes in circumstances indicate the carrying value of a finite-lived intangible may be impaired, the sum of the undiscounted future cash flows expected to result from the use of the asset group would be compared to the asset group’s carrying value. If the asset group’s carrying amount exceed the sum of the undiscounted future cash flows, we would determine the fair value of the asset group and record an impairment loss.

Deferred Taxes, Valuation Allowances and Tax Contingencies. As discussed in Note 13 to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of the timing and character of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, income available from carryback years and available tax planning strategies that could be implemented to realize the net deferred tax assets.

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

We believe there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to conclude that a significant portion of the valuation allowance will no longer be needed. The release of the valuation allowance could be in the range of $15 million to $25 million and result in a decrease to income tax expense. The timing of any release is dependent upon the potential HomeSafe contract booking.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $662 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $610 million. Changes in our forecasted taxable income, in the appropriate character and source as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

    Income tax positions must meet a more likely than not recognition threshold to be recognized. Income tax positions that previously failed to meet the more likely than not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

Legal, Investigation and Other Contingent Matters. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. We provide disclosure when there is a reasonable possibility that the ultimate loss will exceed our recorded liability by a material amount or if the loss is not reasonably estimable but is expected to be material to our financial statements. Generally, our estimates related to these matters are developed in consultation with internal and external legal counsel. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying assumptions and a range of possible outcomes. When possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified. All legal expenses associated with these matters are expensed as incurred. See Notes 6, 14 and 15 to our consolidated financial statements for further discussion of our significant legal, investigation and other contingent matters.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods. The more critical assumption and estimate used in the actuarial calculations is the discount rate for determining the current value of benefit obligations. Other assumptions and estimates used in determining benefit obligations and plan expenses include expected rate of return on plan assets, inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically and are updated accordingly to reflect our actual experience and expectations.

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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 2.45% at December 31, 2021 from 2.00% at December 31, 2020. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 97% of all plans, increased to 1.80% at December 31, 2021 from 1.40% at December 31, 2020. Our expected long-term rates of return on plan assets utilized at the measurement date decreased to 5.19% from 5.72% for our U.S. pension plans and increased to 4.67% from 3.70% for our U.K. pension plans, for the years ended December 31, 2021 and 2020, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2022		Pension Benefit Obligation at December 31, 2021
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$—	$2	$88
25-basis-point increase in discount rate	$—	$—	$(2)	$(81)
25-basis-point decrease in expected long-term rate of return	$—	$5	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(5)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 22 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized net actuarial loss in accumulated other comprehensive loss at December 31, 2021 was $787 million, of which $26 million is expected to be recognized as a component of our expected 2022 pension expense compared to $33 million in 2021.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, changes in the legislative or regulatory environment, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations or changes in assumptions may materially affect our financial position or results of operations.

Our actuarial estimates of pension expense and expected return on plan assets are discussed in Note 11 in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Financial Market Risk. Cash and equivalents are deposited with major banks throughout the world. We invest excess cash and equivalents in short-term securities, primarily money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and equivalents.

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded a net loss of $8 million for the year ended December 31, 2021, and a net gain of $4 million for the years ended December 31, 2020 and 2019 in other non-operating income (expense) on our consolidated statements of operations. The net loss of $8 million during the year ended December 31, 2021 consisted primarily of foreign currency losses of approximately $7 million on certain intercompany balance positions denominated in various currencies and an additional $1 million loss related to changes in the fair value of balance sheet hedges.

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our consolidated balance sheets. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information, see Note 22 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $364 million of borrowings outstanding under the Revolver to partially fund the acquisitions of Centauri and Frazer-Nash and $952 million outstanding under the term loan portions of the Senior Credit Facility as of December 31, 2021. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 12 to our consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive a one month LIBOR rate and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive a one-month LIBOR and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a net liability of approximately $3 million as of December 31, 2021, of which $10 million is included in other current liabilities and $7 million is included in other assets

At December 31, 2021, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $816 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the year ended December 31, 2021 was 3.68%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimated costs at completion
As discussed in Notes 1 and 6 to the consolidated financial statements, a portion of the Company's revenue and equity in earnings of certain unconsolidated affiliates is derived from contracts with revenue recognized over time using a cost-based input measure of progress. The Company measures progress toward completion using the cost-to-cost method, which measures progress as the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion (EACs). In measuring progress, judgments are required to determine the estimated amount of costs to complete contracts in progress, including costs for labor and subcontractor commitments, and recoveries from claims against suppliers and subcontractors.

We identified the evaluation of EACs for revenues recognized using a cost-based input measure of progress as a critical audit matter. Evaluating the EACs for contracts in progress involves auditor judgment given the variability and uncertainty associated with (1) estimating costs, including labor and subcontractor commitments, to be incurred over a long-term contract period and (2) amounts expected to be recovered from the resolution of disputes related to claims against suppliers and subcontractors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating costs at completion. This included controls over estimating costs, including labor and subcontractor commitments, as well as amounts expected to be recovered upon resolution of disputes related to claims against suppliers and subcontractors. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimates to actual results. We evaluated the EACs for certain contracts by (1) obtaining and inspecting contractual documents with subcontractors, (2) interviewing project personnel to gain an understanding of the status of project activities, and (3) obtaining and analyzing underlying documentation for a selection of costs in the EACs, including labor costs and subcontractor commitments. We assessed the Company’s determination of entitlement to and probability of recovery of certain claims against suppliers and subcontractors by inspecting correspondence obtained from the Company’s external legal counsel. We involved professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated recovery for certain claims against suppliers and subcontractors by comparing the Company’s estimate against our independently developed range of recoveries.

Fair value of acquired customer relationships

As discussed in Note 4 to the consolidated financial statements, on October 20, 2021 the Company acquired Frazer-Nash Consultancy Limited (Frazer-Nash) and accounted for the transaction as a business combination. As a result of the transaction, the Company recorded $79 million for customer relationships intangible assets. The estimated fair value of this identifiable intangible asset was determined using a discounted cash flow model.

We identified the evaluation of the fair value of acquired customer relationships in the Frazer-Nash business combination as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted future cash flows used to determine the fair value of the customer relationships including the forecasted revenue attributable to customer relationships, the attrition rate, and the weighted-average cost of capital (WACC).

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition date valuation process. This included controls related to the determination of the fair value of the customer relationships, including the forecasted revenue attributable to customer relationships, the attrition rate, and the WACC. We evaluated the forecasted revenue attributable to customer relationships by comparing it to the acquired entity’s actual historical results. To assess the Company’s ability to estimate the acquired entity’s revenues, we compared the Company’s historical revenue forecasts to actual results for previous acquisitions.

We performed sensitivity analyses over attrition rate applied to the forecasted revenues attributable to customer relationships to assess its impact on the Company’s determination of the fair value of the customer relationships. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the estimated annual attrition rate by comparing the selected attrition rate against relevant historical customer attrition data

•evaluating the WACC by developing an independent range of WACCs using publicly available market data and comparing the result to the Company’s WACC
•reconciling the WACC to the weighted average return on assets and the internal rate of return.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Houston, Texas
February 22, 2022

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2021	2020	2019

Revenues	$7,339	$5,767	$5,639
Cost of revenues	(6,533)	(5,101)	(4,986)
Gross profit	806	666	653
Equity in earnings (losses) of unconsolidated affiliates	(170)	30	35
Selling, general and administrative expenses	(393)	(335)	(341)
Acquisition and integration related costs	(12)	(9)	(2)
Goodwill impairment	—	(99)	—
Restructuring charges and asset impairments	(2)	(214)	—
Gain on disposition of assets and investments	2	18	17
Operating income	231	57	362
Interest expense	(92)	(83)	(99)
Other non-operating income (expense)	(5)	1	5
Income (loss) before income taxes and noncontrolling interests	134	(25)	268
Provision for income taxes	(108)	(26)	(59)
Net income (loss)	26	(51)	209
Less: Net income attributable to noncontrolling interests	8	21	7
Net income (loss) attributable to KBR	$18	$(72)	$202
Net income (loss) attributable to KBR per share:
Basic	$0.13	$(0.51)	$1.42
Diluted	$0.12	$(0.51)	$1.41
Basic weighted average common shares outstanding	140	142	141
Diluted weighted average common shares outstanding	145	142	142
Cash dividends declared per share	$0.44	$0.40	$0.32
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2021	2020	2019

Net income (loss)	$26	$(51)	$209
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	23	(12)
Pension and post-retirement benefits	227	(136)	(73)
Changes in fair value of derivatives	31	(13)	(6)
Other comprehensive income (loss)	254	(126)	(91)
Income tax (expense) benefit:
Foreign currency translation adjustments	(1)	1	1
Pension and post-retirement benefits	(44)	26	11
Changes in fair value of derivatives	(7)	3	2
Income tax (expense) benefit	(52)	30	14
Other comprehensive income (loss), net of tax	202	(96)	(77)
Comprehensive income (loss)	228	(147)	132
Less: Comprehensive income attributable to noncontrolling interests	8	21	7
Comprehensive income (loss) attributable to KBR	$220	$(168)	$125
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and equivalents	$370	$436
Accounts receivable, net of allowance for credit losses of $13 and $13	1,411	899
Contract assets	224	178
Other current assets	147	121
Total current assets	2,152	1,634
Claims and accounts receivable	30	30
Property, plant, and equipment, net of accumulated depreciation of $431 and $419 (including net PPE of $19 and $24 owned by a variable interest entity)	136	130
Operating lease right-of-use assets	158	154
Goodwill	2,060	1,761
Intangible assets, net of accumulated amortization of $291 and $228	708	683
Equity in and advances to unconsolidated affiliates	576	881
Deferred income taxes	226	297
Other assets	153	135
Total assets	$6,199	$5,705
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,026	$574
Contract liabilities	313	356
Accrued salaries, wages and benefits	317	283
Nonrecourse project debt	—	5
Operating lease liabilities	41	44
Other current liabilities	178	193
Total current liabilities	1,875	1,455
Pension obligations	88	381
Employee compensation and benefits	111	110
Income tax payable	95	96
Deferred income taxes	70	26
Nonrecourse project debt	2	2
Long term debt	1,852	1,584
Operating lease liabilities	188	186
Other liabilities	217	256
Total liabilities	4,498	4,096
Commitments and Contingencies (Notes 6, 14 and 15)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 179,983,586 and 179,087,655 shares issued, and 139,786,136 and 140,766,052 shares outstanding, respectively	—	—
PIC	2,251	2,222
Retained earnings	1,260	1,305
Treasury stock, 40,197,450 shares and 38,321,603 shares, at cost, respectively	(943)	(864)
AOCL	(881)	(1,083)
Total KBR shareholders’ equity	1,687	1,580
Noncontrolling interests	14	29
Total shareholders’ equity	1,701	1,609
Total liabilities and shareholders’ equity	$6,199	$5,705
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2018	$1,718	$2,190	$1,235	$(817)	$(910)	$20
Cumulative adjustment for the adoption of ASC 842, net of tax	21	—	21	—	—	—
Cumulative adjustment for the adoption of ASC 606 for our unconsolidated affiliates, net of tax	25	—	25	—	—	—
Adjusted balance at January 1, 2019	1,764	2,190	1,281	(817)	(910)	20
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.32/share)	(46)	—	(46)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	3	(1)	—	4	—	—
Investments by noncontrolling interests	1	—	—	—	—	1
Distributions to noncontrolling interests	(14)	—	—	—	—	(14)
Net income	209	—	202	—	—	7
Other comprehensive income, net of tax	(77)	—	—	—	(77)	—
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 842, net of tax	(3)	—	(3)	—	—	—
Adjusted balance at January 1, 2020	1,850	2,206	1,434	(817)	(987)	14
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.40/share)	(57)	—	(57)	—	—	—
Repurchases of common stock	(51)	—	—	(51)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(2)	—	—	—	—	(2)
Net income	(51)	—	(72)	—	—	21
Other comprehensive income, net of tax	(96)	—	—	—	(96)	—
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	12	12	—	—	—	—
Dividends declared to shareholders ($0.44/share)	(63)	—	(63)	—	—	—
Repurchases of common stock	(82)	—	—	(82)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(23)	—	—	—	—	(23)
Other	4	4	—	—	—	—
Net income	26	—	18	—	—	8
Other comprehensive income (loss), net of tax	202	—	—	—	202	—
Balance at December 31, 2021	$1,701	$2,251	$1,260	$(943)	$(881)	$14

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net income (loss)	$26	$(51)	$209
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	146	115	104
Equity in (earnings) losses of unconsolidated affiliates	170	(30)	(35)
Deferred income tax (benefit) expense	44	(40)	(14)
Gain on disposition of assets	(2)	(18)	(17)
Goodwill impairment	—	99	—
Asset impairments	2	98	—
Other	56	43	34
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for credit losses	(476)	127	(16)
Contract assets	(48)	39	(31)
Claims receivable	—	29	39
Accounts payable	447	(40)	23
Contract liabilities	(17)	(134)	19
Accrued salaries, wages and benefits	38	38	(9)
Payments on operating lease liabilities	(59)	(61)	(56)
Payments from unconsolidated affiliates, net	17	15	10
Distributions of earnings from unconsolidated affiliates	47	38	69
Pension funding	(46)	(46)	(45)
Restructuring reserve	(26)	89	—
Other assets and liabilities	(41)	57	(28)
Total cash flows provided by operating activities	278	367	256
Cash flows from investing activities:
Purchases of property, plant and equipment	(30)	(20)	(20)
Proceeds from sale of assets or investments	44	1	9
Investments in equity method joint ventures	(29)	(26)	(146)
Acquisitions of businesses, net of cash acquired	(399)	(832)	—
Acquisition of technology license	(7)	—	—
Other	(7)	—	(1)
Total cash flows used in investing activities	$(428)	$(877)	$(158)

	Years ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Borrowings on long term debt	164	359	—
Borrowings on revolving credit agreement	126	260	—
Payments on short-term and long-term borrowings	(44)	(281)	(70)
Debt issuance costs	(3)	(5)	—
Payments of dividends to shareholders	(61)	(54)	(46)
Net proceeds from issuance of common stock	12	4	5
Payments to reacquire common stock	(82)	(51)	(4)
Distributions to noncontrolling interests	(23)	(4)	(14)
Other	(2)	(3)	(4)
Total cash flows provided by (used in) financing activities	87	225	(133)
Effect of exchange rate changes on cash	(3)	9	8
Decrease in cash and equivalents	(66)	(276)	(27)
Cash and equivalents at beginning of period	436	712	739
Cash and equivalents at end of period	$370	$436	$712
Supplemental disclosure of cash flows information:
Cash paid for interest	$63	$53	$80
Cash paid for income taxes (net of refunds)	$49	$49	$54
Noncash financing activities
Dividends declared	$15	$14	$11
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 10 to our consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Effective January 1, 2021, we reorganized our reportable segments, which are equivalent to our operating segments, and businesses as follows:

•Government Solutions includes the following four business units: Defense & Intel, formerly the Defense Systems Engineering and Centauri businesses; Science & Space, formerly called Space & Mission Solutions; Readiness & Sustainment, formerly called Logistics; and International.
•Sustainable Technology Solutions includes components of Energy Solutions, Technology Solutions and Non-strategic Business, with the exception of our Australian infrastructure business which moved to GS International in our Government Solutions segment.
•Other includes corporate and other.

Upon this segment change in 2021, all prior period information was recast to reflect this change in reportable segments. See Note 2 to our consolidated financial statements for further discussion on our segments.

Business Reorganization and Restructuring Activities

During fiscal year 2020, our management initiated and approved restructuring plans in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. The restructuring plan included the reorganization of KBR's management structure primarily within our legacy Energy Solutions business segment during the first and second quarters of 2020 and entailed approving strategic business restructuring activities and deciding to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan is designed to refine our market focus, optimize costs and improve operational efficiencies. As a result of these restructuring activities and adverse market conditions, we performed interim impairment tests in 2020 of our goodwill, intangible assets, significant investments and various other assets. See Note 7 "Restructuring Charges and Asset Impairments" and Note 9 "Goodwill and Goodwill Impairment" for further discussion of restructuring and impairment charges recognized during the year ended December 31, 2020. These reorganization activities in 2020 did not have an impact on our identified reportable segments.

See Note 2 to our consolidated financial statements for further discussion of our segments.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by our management include the following:

•project revenues, costs and profits on our contracts, including recognition of estimated losses on uncompleted contracts
•award fees, costs and profits on government services contracts
•client claims and recoveries of costs from subcontractors, vendors and others
•provisions for income taxes and related valuation allowances and tax uncertainties
•recoverability of goodwill
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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which generally occurs with the transfer of control of the goods or services to the customer.

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

Time-and-materials contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor. The rates cover the cost of direct labor, indirect expense and fee. These contracts can also allow for reimbursement of cost of material plus a fee, if applicable. In U.S. government contracting, this type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. With respect to time-and-materials contracts, we assume the price risk because our costs of performance may exceed negotiated hourly rates. In commercial and non-U.S. government contracting, this contract type is generally used for defined and non-defined scope contracts where there is a higher degree of uncertainty and risks as to the scope of work. These types of contracts may also provide for a guaranteed maximum price where the total cost plus the fee cannot exceed an agreed upon guaranteed maximum price or not-to-exceed provisions.

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead and G&A expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it generally requires us to use our best efforts to accomplish the scope of the work within a specified time and budget. Cost-reimbursable contracts with the U.S. government are generally subject to the FAR and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer.

See Note 3 to our consolidated financial statements for further discussion of our revenue by contract type.

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

Variable Consideration

It is common for our contracts to contain variable consideration in the form of award fees, incentive fees, performance bonuses, liquidated damages or penalties that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or targets and can be based on customer discretion. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount to which we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance and any other information (historical, current or forecasted) that is reasonably available to us.

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

We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified. See Note 6 for changes in all other project-related estimates.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses represent expenses that are not associated with the execution of the contracts. Selling, general and administrative expenses include charges for such items as executive management, corporate business development, information technology, finance and accounting, human resources and various other corporate functions. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in cost of revenues) or selling, general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under CAS.

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts billable where the right to consideration is unconditional and amounts unbilled. Amounts billable and unbilled amounts are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected generally within one year. Unbilled amounts also include rate variances that are billable upon negotiation of final indirect rates with the DCAA.

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

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

We also have the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. We can resume the qualitative assessment in any subsequent period for any reporting unit.

For 2021, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in 2021. For 2020, as impairment indicators were identified during the interim periods, we utilized the two-step process to perform an impairment test resulting in goodwill impairment of $99 million. See Note 9 to our consolidated financial statements for reported goodwill in each of our segments and goodwill impairment recognized.

We had intangible assets with net carrying values of $708 million and $683 million as of December 31, 2021 and 2020, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During the year ended December 31, 2021, there were no triggering events identified. During the year ended December 31, 2020, certain of our trade name intangible assets with an indefinite life were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 9 to our consolidated financial statements for further discussion of our intangible assets.

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

Equity in earnings (losses) of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated affiliate taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive income (loss). In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings.

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

In cases where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. In cases where we have a constructive or legal obligation to fund deficits of the joint venture, we record such deficits as other current liabilities on our consolidated balance sheets.

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
•measure plan assets and benefit obligations as of the end of the employer’s fiscal year; and

•disclose additional information.

Our pension benefit obligations and expenses are calculated using actuarial models and methods. The more critical assumption and estimate used in the actuarial calculations is the discount rate for determining the current value of benefit obligations. Other assumptions and estimates used in determining benefit obligations and plan expenses include expected rate of return on plan assets, inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically (typically annually) and are updated accordingly to reflect our actual experience and expectations.

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

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 22 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will not be realized. We consider the scheduled reversal of deferred tax liabilities, income available from carryback years, projected future taxable income and available tax planning strategies in making this assessment. Additionally, we use forecasts of certain tax elements such as taxable income and foreign tax credit utilization in making this assessment of realization. Given the inherent uncertainty involved with the use of such estimates and assumptions, there can be significant variation between estimated and actual results.

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

Recognized gains or losses on derivatives entered into to manage project related foreign exchange risk are included in gross profit. Foreign currency gains and losses for hedges of non-project related foreign exchange risk are reported within other non-operating income (expense) on our consolidated statements of operations. Realized gains or losses on derivatives used to manage interest rate risk are included in interest expense in our consolidated statements of operations.

Concentration of Credit Risk

Financial instruments which potentially subject our company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash is primarily held with major banks and financial institutions throughout the world. We believe the risk of any potential loss on deposits held in these institutions is minimal.

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

The following tables present summarized data related to our transactions with U.S. and U.K governmental agencies.

Revenues and percentage of consolidated revenues from major customers:
	Years ended December 31,
Dollars in millions	2021		2020		2019
U.S. government	$5,122	70%	$3,079	53%	$3,014	53%
U.K. government	$508	7%	$573	10%	$659	12%

Accounts receivable and percentage of consolidated accounts receivable from major customers:
	December 31,
Dollars in millions	2021		2020
U.S. government	$1,062	75%	$501	56%
U.K. government	$81	6%	$47	5%

Noncontrolling interest

Noncontrolling interests represent the equity investments of the minority owners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

Foreign currency

Our reporting currency is the U.S. dollar. The functional currency of our non-U.S. subsidiaries is typically the currency of the primary environment in which they operate. Where the functional currency for a non-U.S. subsidiary is not the U.S. dollar, translation of all of the assets and liabilities (including long-term assets, such as goodwill) to U.S. dollars is based on exchange rates in effect at the balance sheet date. Translation of revenues and expenses to U.S. dollars is based on the average rate during the period and shareholders’ equity accounts are translated at historical rates. Translation gains or losses, net of income tax effects, are reported in accumulated other comprehensive loss on our consolidated balance sheets.

Transaction gains and losses that arise from foreign currency exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recognized in income each reporting period when these transactions are either settled or remeasured. Transaction gains and losses on intra-entity foreign currency transactions and balances including advances and demand notes payable, on which settlement is not planned or anticipated in the foreseeable future, are recorded in accumulated other comprehensive loss on our consolidated balance sheets.

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

Additional Balance Sheet Information

Other Current Assets. The components of other current assets on our consolidated balance sheets as of December 31, 2021 and 2020 are presented below:

	December 31,
Dollars in millions	2021	2020
Prepaid expenses	$75	$71
Value-added tax receivable	21	22
Advances to subcontractors	15	10
Other miscellaneous assets	36	18
Total other current assets	$147	$121

Other Current Liabilities. The components of other current liabilities on our consolidated balance sheets as of December 31, 2021 and 2020 are presented below:

	December 31,
Dollars in millions	2021	2020
Current maturities of long-term debt	$16	$12
Reserve for estimated losses on uncompleted contracts	17	16
Retainage payable	13	22
Income taxes payable	2	16
Restructuring reserve	17	32
Value-added tax payable	34	29
Dividend payable	16	14
Other miscellaneous liabilities	63	52
Total other current liabilities	$178	$193

Impact of Adoption of New Accounting Standards

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

Effective January 1, 2020, we adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. As a result of the adoption of this standard in 2020, we used Step 1 to measure the goodwill impairment losses recognized during the first and second quarters of 2020 without proceeding to Step 2 of the goodwill impairment test as required under the previous standard. See Note 9 "Goodwill and Goodwill Impairment" for discussion of goodwill impairment recognized.

Effective January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in ASC Topic 740 related to the incremental approach for intraperiod tax allocation, accounting for basis differences for ownership changes in foreign investments and interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax and enacted changes in tax laws in interim periods. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In January 1, 2021. we adopted ASU No. 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other post-retirement plans. The adoption of this standard did not have impact on our financial position, results of operations or cash flows.

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

We are organized into two core business segments, Government Solutions and Sustainable Technology Solutions and one non-core business segment as described below:

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C4ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. With the acquisition of Frazer-Nash Consultancy Limited ("Frazer-Nash") on October 20, 2021 (described in Note 4 to the consolidated financial statements), our GS business segment also provides a broad range of professional advisory services to deliver high-end systems engineering, systems assurance and technology to customers across the defense, energy and critical infrastructure sectors primarily in the U.K. and Australia.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that we license spanning four primary areas: ammonia/syngas/fertilizers, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also includes our highly synergistic advisory and consulting practice focused on energy transition and net-zero carbon emission consulting, our high-end engineering, design and professional services offerings, as well as our technology-led industrial solutions build on our KBR INSITE® platform. KBR INSITE® is a proprietary, digital, cloud-based operations and maintenance platform that identifies opportunities for our clients to achieve sustainable improvements in production, reliability, environment impact, energy efficiency and ultimately profitability. From early planning through scope definition, advanced technologies and facility life-cycle support, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.

Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2021	2020	2019
Revenues:
Government Solutions	$6,149	$4,055	$4,042
Sustainable Technology Solutions	1,190	1,712	1,597
Total revenues	$7,339	$5,767	$5,639
Gross profit:
Government Solutions	$575	$493	$444
Sustainable Technology Solutions	231	173	209
Total gross profit	$806	$666	$653
Equity in earnings (losses) of unconsolidated affiliates:
Government Solutions	$29	$28	$29
Sustainable Technology Solutions	(199)	2	6
Total equity in earnings (losses) of unconsolidated affiliates	$(170)	$30	$35
Selling, general and administrative expenses:
Government Solutions	$(192)	(163)	(135)
Sustainable Technology Solutions	(72)	(83)	(90)
Other	(129)	(89)	(116)
Total selling, general and administrative expenses	$(393)	(335)	(341)

Acquisition and integration related costs	(12)	(9)	(2)
Goodwill impairment	—	(99)	—
Restructuring charges and asset impairments	(2)	(214)	—
Gain on disposition of assets	2	18	17
Operating income	$231	$57	$362
Interest expense	(92)	(83)	(99)
Other non-operating income (expense)	(5)	1	5
Income (loss) before income taxes and noncontrolling interests	$134	$(25)	$268

	Years ended December 31,
Dollars in millions	2021	2020	2019
Capital expenditures:
Government Solutions	$18	$13	$7
Sustainable Technology Solutions	2	3	4
Other	10	4	9
Total	$30	$20	$20
Depreciation and amortization:
Government Solutions	$108	$60	$61
Sustainable Technology Solutions	16	26	23
Other	22	29	20
Total	$146	$115	$104

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

	December 31,
Dollars in millions	2021	2020
Total assets:
Government Solutions	$4,245	$3,379
Sustainable Technology Solutions	1,145	1,440
Other	809	886
Total	$6,199	$5,705
Goodwill (Note 9):
Government Solutions	$1,890	$1,589
Sustainable Technology Solutions	170	172
Total	$2,060	$1,761
Equity in and advances to related companies (Note 10):
Government Solutions	$126	$145
Sustainable Technology Solutions	450	736
Total	$576	$881

Selected Geographic Information

Revenues by geography are determined based on the location of services provided. Long-lived assets by country are determined based on the location of tangible assets.

	Years ended December 31,
Dollars in millions	2021	2020	2019
Revenues:
United States	$4,923	$3,031	$2,705
Middle East	590	857	1,027
Europe	1,039	961	1,058
Australia	367	324	288
Canada	3	46	39
Africa	179	152	197
Asia	199	203	214
Other countries	39	193	111
Total	$7,339	$5,767	$5,639

	December 31,
Dollars in millions	2021	2020
Property, plant & equipment, net:
United States	$70	$70
United Kingdom	49	45
Other	17	15
Total	$136	$130

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See details in the tables below.

Revenue by business unit and reportable segment was as follows:

	Year Ended December 31,
Dollars in millions	2021	2020	2019

Government Solutions
Science & Space	$1,018	$967	$863
Defense & Intel	1,475	959	782
Readiness & Sustainment	2,644	1,153	1,400
International	1,012	976	997
Total Government Solutions	6,149	4,055	4,042

Sustainable Technology Solutions	1,190	1,712	1,597

Total revenue	$7,339	$5,767	$5,639

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space Solutions, Defense & Intel, Readiness & Sustainment and International. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force, and is reported as International.

Revenue by geographic destination was as follows:

	Year Ended December 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$4,493	$430	$4,923
Middle East	393	197	590
Europe	816	223	1,039
Australia	351	16	367
Canada	1	2	3
Africa	87	92	179
Asia	7	192	199
Other countries	1	38	39
Total revenue	$6,149	$1,190	$7,339

	Year Ended December 31, 2020
Dollars in millions	Government Solutions		Sustainable Technology Solutions	Total
United States	$2,280		$751	$3,031
Middle East	622	(a) (b)	235	857
Europe	743		218	961
Australia	272		52	324
Canada	1		45	46
Africa	81		71	152
Asia	—		203	203
Other countries	56		137	193
Total revenue	$4,055		$1,712	$5,767

	Year Ended December 31, 2019
Dollars in millions	Government Solutions		Sustainable Technology Solutions	Total
United States	$2,110		$595	$2,705
Middle East	795	(a) (b)	232	1,027
Europe	796		262	1,058
Australia	209		79	288
Canada	1		38	39
Africa	76		121	197
Asia	—		214	214
Other countries	55		56	111
Total revenue	$4,042		$1,597	$5,639

Many of our contracts contain both fixed price, cost reimbursable and time-and-material components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended December 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$4,175	$—	$4,175
Time-and-Materials	903	739	$1,642
Fixed Price	1,071	451	$1,522
Total revenue	$6,149	$1,190	$7,339

	Year Ended December 31, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$2,409	$—	$2,409
Time-and-Materials	608	1,215	1,823
Fixed Price	1,038	497	1,535
Total revenue	$4,055	$1,712	$5,767

	Year Ended December 31, 2019
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$2,501	$—	$2,501
Time-and-Materials	452	1,077	1,529
Fixed Price	1,089	520	1,609
Total revenue	$4,042	$1,597	$5,639

Performance Obligations

We recognized revenue of $19 million, $49 million and $15 million from performance obligations satisfied in previous periods for the years ended December 31, 2021, 2020 and 2019, respectively.

On December 31, 2021, we had $11.7 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 31% of our remaining performance obligations as revenue within one year, 34% in years two through five and 35% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence and Fasttrax projects, which have contract terms extending through 2041 and 2023, respectively. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2021.

Contract Assets and Contract Liabilities

Contract assets were $224 million and $178 million and contract liabilities were $313 million and $356 million, at December 31, 2021 and 2020, respectively. The increase in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The decrease in contract liabilities was due to the timing of advance payments and revenue recognized during the period. We recognized revenue of $194 million for the year ended December 31, 2021, which was previously included in the contract liability balance at December 31, 2020.

Accounts Receivable

	December 31,
Dollars in millions	2021	2020
Unbilled	$698	$476
Trade & other	713	423
Accounts receivable, net	$1,411	$899

Note 4. Acquisitions

Frazer-Nash Consultancy Limited

On October 20, 2021, we acquired Frazer-Nash in accordance with an agreement with Babcock International Group PLC, a leading UK based provider of specialist systems, engineering and technology solutions. The acquired business of Frazer-Nash provides innovative engineering and technology related professional advisory services across the defense, energy and critical infrastructure sectors primarily in the U.K. and Australia. It is reported within our GS business segment. We accounted for this transaction using the acquisition method under ASC 805, Business Combinations. The aggregate consideration paid was approximately $392 million in cash, subject to other post-closing adjustments. The Company funded the acquisition through a combination of cash on-hand and borrowings under the Revolver.

During the year ended December 31, 2021, the Company incurred $4 million in acquisition-related costs with the acquisition of Frazer-Nash, which are included in acquisition and integration related costs on the consolidated statements of operations. The acquired Frazer-Nash business contributed $31 million of revenues and $2 million of gross profit within our GS business segment during the year ended December 31, 2021.

As of December 31, 2021, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns. The following table summarizes the consideration paid for this acquisition and the fair value of assets and liabilities assumed as of the acquisition date as follows:

Dollars in millions	Frazer-Nash
Fair value of total consideration paid	$392
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	7
Accounts receivable	33
Other current assets	5
Total current assets	45
Property, plant, and equipment, net	6
Operating lease right-of-use assets	6
Intangible assets, net	89
Total assets	146

Accounts payable	13
Other current liabilities	6
Total current liabilities	19
Deferred income taxes	21
Operating lease liabilities	6
Total liabilities	46

Net assets acquired	100
Goodwill	$292

The goodwill recognized of $292 million arising from this acquisition primarily relates to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

Dollars in millions	Fair Value	Weighted Average Amortization Period (in years)
Backlog	$10	1
Customer relationships	79	16
Total intangible assets	$89	14

The backlog intangible asset is comprised solely of contracted orders that had not yet been fulfilled. The customer relationships intangible assets consists of established relationships with existing customers that resulted in repeat purchases and customer loyalty. The backlog and customer relationships intangible assets were valued using the income approach, specifically the multi-period excess earnings method in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. The analysis included assumptions for forecasted revenues and EBITDA margins, contributory asset charge rates, weighted average cost of capital and a tax amortization benefit.

Harmonic Limited

On July 1, 2021, we acquired certain assets and assumed certain liabilities of Harmonic Limited ("Harmonic"). The acquired business of Harmonic provides transformation and delivery consultancy project services to UK businesses and is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $19 million, which consisted of cash paid at closing of $17 million, funded from cash on hand and contingent consideration with an estimated fair value of $2 million that is contingent upon the achievement of certain performance targets over the period from closing through March 31, 2024. We recognized $2 million as an intangible backlog asset, $3 million in net working capital and goodwill of $14 million arising from the acquisition, which relates primarily to future growth opportunities. As of December 31, 2021, the estimated fair values of net assets acquired were preliminary. The goodwill recognized is not deductible for tax purposes.

Centauri Platform Holdings, LLC

On October 1, 2020, we acquired Centauri in accordance with an agreement and plan of merger, pursuant to which a wholly owned subsidiary of KBR merged with and into Centauri, with Centauri continuing as the surviving company and a wholly owned subsidiary of KBR. Centauri provides high-end engineering and development solutions for critical, well-funded, national security missions associated with space, intelligence, cyber and emerging technologies such as directed energy and missile defense and is reported under the GS business segment. The acquisition expands KBR's military space and intelligence business and builds upon the Company's existing cybersecurity and missile defense solutions. Furthermore, the addition of Centauri advances KBR's strategic transformation of becoming a leading provider of high-end, mission-critical technical services and solutions.

The aggregate consideration paid was approximately $830 million. The Company funded the acquisition through a combination of cash on-hand, borrowings under our Senior Credit Facility, net proceeds from the private offering of $250 million aggregate principal amount of our 4.750% Senior Notes due 2028 (the "Senior Notes") and proceeds from the sale of receivables. See Note 12 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility and Senior Notes and Note 22 "Fair Value of Financial Instruments and Risk Management" for further discussion of our sale of receivables.

During the years ended December 31, 2021 and 2020, the Company recognized direct, incremental costs related to this acquisition of $6 million and $9 million, respectively, which are included in acquisition and integration related costs on the consolidated statements of operations. The acquired Centauri business contributed $125 million of revenues and $19 million of gross profit for the year ended December 31, 2020.

The purchase price allocation for the Centauri business combination is final as of December 31, 2021. No purchase price allocation adjustments were recorded during the measurement period. The following table summarizes the consideration paid for this acquisition and the fair value of assets and liabilities assumed as of the acquisition date as follows:

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

The goodwill recognized of $576 million arising from this acquisition primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

Dollars in millions	Fair Value	Weighted Average Amortization Period (in years)
Funded backlog	$28	1
Customer relationships	198	15
Total intangible assets	$226	13

The backlog intangible asset is comprised solely of funded backlog that represents revenue that is already fully awarded and funded as of the acquisition date. The customer relationships intangible assets consists of unfunded backlog as of the acquisition date and revenue arising from existing, recompete and follow-on programs. The funded backlog and customer relationships intangible assets were valued using the income approach, specifically the multi-period excess earnings method in which the value is derived from an estimation of the after-tax cash flows specifically attributable to funded backlog and customer relationships. The analysis included assumptions for forecasted revenues and EBITDA margins, contributory asset charge rates, weighted average cost of capital and a tax amortization benefit.
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

Supplemental Pro Forma Information

The following unaudited supplemental pro forma results of operations have been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Frazer-Nash and Centauri as though they had been acquired on January 1, 2020 and January 1, 2019, respectively. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisitions, significant nonrecurring transactions and acquisition related transaction costs. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisitions occurred on January 1, 2020 and January 1, 2019, nor is it indicative of future results of operations.

	Year Ended December 31,
Dollars in millions	2021	2020	2019
	(Unaudited)
Revenue	$7,465	$6,317	$6,137
Net income attributable to KBR	$28	$(64)	$172
Diluted earnings per share	$0.19	$(0.45)	$1.20

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

The components of our cash and equivalents balance are as follows:

	December 31, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$218	$34	$252
Short-term investments (c)	2	—	2
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	116	—	116
Total	$336	$34	$370

	December 31, 2020
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and equivalents	$228	$54	$282
Short-term investments (c)	3	—	3
Cash and equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	151	—	151
Total	$382	$54	$436

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2021	2020
Amounts included in project estimates-at-completion at January 1,	$1,048	$978
(Decrease) increase in project estimates	(228)	(1)
Approved change orders	(374)	(6)
Foreign currency impact	(20)	77
Amounts included in project estimates-at-completion at December 31,	$426	$1,048
Amounts recognized over time based on progress at December 31,	$426	$1,048
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

As of December 31, 2021 and 2020, the majority of unapproved change orders and claims against client and estimated recoveries of claims against suppliers and subcontractors relates to the Ichthys LNG Project discussed below.

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

As of December 31, 2021, JKC's claims against the Consortium were approximately $1.6 billion (net of subcontractor bonds and remaining original lump sum subcontract value) for recovery of JKC's costs. The opening hearing of the power plant arbitration was held in April 2021. The final hearing is expected to be held in April and May 2022. The previous hearing dates were vacated due to the COVID-19 delay and the current dates may continue to be impacted by the COVID-19 pandemic.

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

During year ended December 31, 2021 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $193 million as a result of changes in estimates on the Ichthys LNG project during the second quarter of 2021 and an additional $10 million charge for final warranty items during the third quarter of 2021. Additionally, during the year ended December 31, 2021, we recognized a favorable change of $37 million in gross profit associated with the settlement of a legacy EPC project matter, partially offset by $20 million related to the resolution of other legacy matters.

During year ended December 31, 2020, we recognized a favorable change of $16 million in estimated revenues and gross profit associated with variable consideration resulting from resolution of a contingency of a legacy EPC project during the first quarter of 2020.

Note 7. Restructuring Charges and Asset Impairments

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan was designed to refine our market focus, optimize costs and improve operational efficiencies. The restructuring charges were substantially completed in the year ended December 31, 2020.

We recorded restructuring charges and asset impairments of $2 million for the year ended December 31, 2021. For the year ended December 31, 2020, we recorded restructuring charges and asset impairments as follows:

Dollars in millions	Severance	Lease Abandonment	Other	Total Restructuring Charges	Asset Impairments	Total Restructuring Charges & Asset Impairments
Government Solutions	$2	$—	$—	$2	$2	$4
Sustainable Technology Solutions	29	4	6	39	47	86
Other	1	54	20	75	49	124
Total	$32	$58	$26	$116	$98	$214

The restructuring liability at December 31, 2021 was $66 million, of which $17 million is included in other current liabilities and $49 million is included in other liabilities. A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance	Lease Abandonment	Other	Total
Balance at January 1, 2021	$15	$52	$24	$91
Lease restructuring charges related to operating lease liabilities	—	2	—	2
Cash payments / settlements during the period	(9)	(7)	(5)	(21)
Currency translation and other adjustments	(3)	—	(3)	(6)
Balance at December 31, 2021	$3	$47	$16	$66

The restructuring liability at December 31, 2020 was $91 million, of which $32 million is included in other current liabilities and $59 million is included in other liabilities. A reconciliation of the beginning and ending restructuring liability balances is provided in the following table.

Dollars in millions	Severance	Lease Abandonment	Other	Total
Balance at January 1, 2020	$—	$—	$—	$—
Restructuring charges accrued during the period	32	58	26	$116
Lease restructuring charges related to operating lease liabilities	—	(4)	—	$(4)
Cash payments / settlements during the period	(16)	(2)	(3)	$(21)
Currency translation and other adjustments	$(1)	$—	$1	$—
Balance at December 31, 2020	$15	$52	$24	$91

Note 8. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2021	2020
Land	N/A	$5	$5
Buildings and property improvements	1-35	131	129
Equipment and other	1-25	431	415
Total		567	549
Less accumulated depreciation		(431)	(419)
Net property, plant and equipment		$136	$130

Property, plant and equipment includes approximately $39 million and $36 million of equipment and other assets under finance lease obligations as of December 31, 2021, and 2020, respectively. Depreciation expense, including amortization expense for finance ROU assets, was $42 million, $36 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2021 and 2020 were as follows:

Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Balance as of January 1, 2020	$978	$287	$1,265
Goodwill acquired during the period (Note 4)	589	—	589
Goodwill reallocation	19	(19)	—
Impairment loss	—	(99)	(99)
Foreign currency translation	3	3	6
Balance as of January 1, 2021	$1,589	$172	$1,761
Goodwill acquired during the period (Note 4)	306	—	306
Foreign currency translation	(5)	(2)	(7)
Balance as of December 31, 2021	$1,890	$170	$2,060
2020 Goodwill Impairment

In connection with our business reorganization and restructuring activities during the first quarter of 2020, we changed our internal management reporting structure, which resulted in changes to the underlying reporting units within our legacy Energy Solutions business segment. Additionally, given the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic as well as the significant decline in the price of our common shares during the first quarter of 2020, we performed an interim impairment test of goodwill resulting in goodwill impairment of $62 million for the three months ended March 31, 2020. The goodwill impairment was associated with a reporting unit in our legacy Energy Solutions business segment.

As a result of the ongoing economic and market volatility as well as management's decision to discontinue pursuing certain projects within our legacy Energy Solutions business segment during the second quarter of 2020, we performed an interim impairment test of goodwill resulting in goodwill impairment of $37 million for the three months ended June 30, 2020. The goodwill impairment was associated with a reporting unit within our STS business segment. One reporting unit within our GS business segment had a negative carrying amount of net assets as of June 30, 2020 and goodwill of approximately $19 million. No change in the composition of our reporting units resulted from our segment reorganization, effective January 1, 2021, and as such, no reallocation of goodwill was required.

    For reporting units in our STS business segment, fair value was determined using a blended approach utilizing discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value. For all other reporting units, fair values were determined using a blended approach including market earnings multiples and discounted cash flow models. Under the market approach, we estimated fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 31, 2021
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	14	546	(124)	422
Developed technologies	18	75	(39)	36
Contract backlog	18	303	(113)	190
Other	11	25	(15)	10
Total intangible assets		$999	$(291)	$708

	December 31, 2020
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	15	470	(100)	370
Developed technologies	19	75	(37)	38
Contract backlog	18	291	(76)	215
Other	13	25	(15)	10
Total intangible assets		$911	$(228)	$683

Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. In 2020, in connection with the energy market decline, we recognized an impairment loss on indefinite-lived intangible assets associated with certain trade names acquired through previous business combinations of our legacy ES business of approximately $11 million within restructuring charges and asset impairments.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2021	2020	2019
Intangibles amortization expense	$66	$42	$33

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2022	$51
2023	$43
2024	$42
2025	$42
2026	$42
Beyond 2026	$438

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2021	2020
Beginning balance at January 1,	$881	$846
Equity in earnings (losses) of unconsolidated affiliates	(170)	30
Distributions of earnings of unconsolidated affiliates (a)	(72)	(38)
Advances to (payments from) unconsolidated affiliates, net	(17)	(15)
Investments (b)	29	26
Impairment of equity method investments (c)	—	(19)
Sale of equity method investment (d)	(39)	—
Foreign currency translation adjustments	(10)	50
Other (e)	(26)	1
Balance at December 31,	$576	$881

(a)The Brown & Root Industrial Services joint venture declared a distribution in the fourth quarter of 2021 that was not paid to KBR until January 2022.
(b)Investments include $26 million and $24 million in funding contributions to JKC for years ended December 31, 2021, and 2020, respectively.
(c)During the year ended December 31, 2020, as a result of the significant adverse economic and market conditions associated with the dislocation of the global energy market and COVID-19 pandemic, we recognized an impairment of $13 million related to our investment in a joint venture project located in the Middle East and a $6 million impairment related to other equity method investments.
(d)During the third quarter of 2021, we sold our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project). The carrying value of our investment was $39 million. We received $43 million in cash proceeds and recorded a gain of $4 million, of which $1 million was attributable to our non-controlling interests. Subsequent to the receipt of the cash proceeds, we distributed the non-controlling interests' proportionate share of $15 million.
(e)During year ended December 31, 2021, Other included unearned income related to the Ichthys LNG project, which was previously recorded outside of the equity method investment balance and will not be realized as a result of the settlement proceedings. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information.

Equity Method Investments

Brown & Root Industrial Services Joint Venture. On September 30, 2015, we executed an agreement with Bernhard Capital Partners ("BCP"), a private equity firm, to establish the Brown & Root Industrial Services joint venture in North America. In connection with the formation of the joint venture, we contributed our Industrial Services Americas business and received cash consideration of $48 million and a 50% interest in the joint venture. As a result of the transaction, we no longer had a controlling interest in this Industrial Services business and deconsolidated it effective September 30, 2015. The Brown & Root Industrial Services joint venture offers engineering, construction and reliability-driven maintenance services for the refinery, petrochemical, chemical, specialty chemicals and fertilizer markets. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Results from this joint venture are included in our STS business segment.
Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheet

	December 31,
Dollars in millions	2021	2020
Current assets	$2,382	$3,216
Noncurrent assets	2,996	3,227
Total assets	$5,378	$6,443

Current liabilities	$955	$1,018
Noncurrent liabilities	2,652	2,831
Total liabilities	$3,607	$3,849

Statements of Operations

	Years ended December 31,
Dollars in millions	2021	2020	2019
Revenues	$1,294	$2,032	$2,592
Operating income	$(650)	$54	$92
Net income	$(698)	$28	$48

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

	December 31, 2021
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$10	$7
Aspire Defence Limited	$65	$5
JKC joint venture (Ichthys LNG project)	$354	$1
U.K. Road project joint ventures	$42	$—
Middle East Petroleum Corporation (EBIC Ammonia project)	$—	$—

Dollars in millions	December 31, 2020
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$11	$9
Aspire Defence Limited	$68	$5
JKC joint venture (Ichthys LNG project)	$606	$44
U.K. Road project joint ventures	$59	$—
Middle East Petroleum Corporation (EBIC Ammonia project)	$31	$1

Affinity. In February 2016, Affinity, a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. The contract has been determined to contain a leasing arrangement and various other services between the joint venture and the customer. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities. We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of December 31, 2021.

Aspire Defence project. In April 2006, Aspire Defence Limited, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. In late 2016, Aspire Defence Limited was awarded a significant contract variation, expanding services to be provided under the existing contract including new construction, program management services and facilities maintenance across the garrisons. Aspire Defence Limited manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity as of December 31, 2018. We account for our interest in Aspire Defence Limited using the equity method of accounting. As of December 31, 2021, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $65 million and $5 million, respectively. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities as of December 31, 2021.

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
Ichthys LNG project. In January 2012, we formed a joint venture to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project is being executed through two entities

(collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting. At December 31, 2021, our assets and liabilities associated with our investment in JKC recorded in our consolidated balance sheets under our STS business segment were $354 million and $1 million, respectively. These assets include expected cost recoveries from unapproved change orders and claims as well as estimated recoveries of claims against suppliers and subcontractors arising from issues related to changes to the work scope, delays and lower than planned subcontractor activity. See Note 6 to our consolidated financial statements for further discussion on the significant contingencies as well as unapproved change orders and claims related to this project.

U.K. Road projects. We are involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We have a 25% ownership interest in each of these joint ventures and account for them using the equity method of accounting. The joint ventures have obtained financing through third parties that is nonrecourse to the joint venture partners. These joint ventures are VIEs; however, we are not the primary beneficiary. At December 31, 2021, included in our GS business segment, our assets and liabilities associated with our investment in this project recorded in our consolidated balance sheets were $42 million and none, respectively. Our maximum exposure to loss includes our equity investments in these ventures.

During the fourth quarter of 2021, we entered into an agreement to sell our interest in three of the U.K. Road projects. The settlement date of this transaction is expected to occur in the first quarter of 2022.

EBIC Ammonia project. Prior to the third quarter of 2021, we had an investment in a development corporation that has an indirect interest in the Egypt Basic Industries Corporation ("EBIC") ammonia plant project located in Egypt. We performed the EPC work for the project and completed our operations and maintenance services for the facility in the first half of 2012. Historically, we owned 65% of this development corporation and consolidated it for financial reporting purposes. The development corporation owns a 25% ownership interest in a company that consolidates the ammonia plant which is considered a VIE. The development corporation accounts for its investment in the company using the equity method of accounting. The VIE is funded through debt and equity. Indebtedness of EBIC under its debt agreement was nonrecourse to us. We were not the primary beneficiary of the VIE. During the third quarter of 2021, we sold our investment interest in the EBIC Ammonia project.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the years ended December 31, 2021, 2020 and 2019, our revenues included $361 million, $511 million and $684 million, respectively, related to services we provided to our joint ventures, primarily the Aspire Defence Limited joint venture within our GS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures and undistributed earnings for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
Dollars in millions	2021	2020
Accounts receivable, net of allowance for doubtful accounts	$35	$83
Contract assets (a)	$2	$2
Other current assets	$25	$—
Contract liabilities (a)	$5	$53

(a)Reflects contract assets and contract liabilities primarily related to joint ventures within our STS business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2021
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$23	$8
Aspire Defence subcontracting entities (Aspire Defence project)	$439	$245

Dollars in millions	December 31, 2020
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$45	$18
Aspire Defence subcontracting entities (Aspire Defence project)	$448	$205

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

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and equivalents of $6 million and net property, plant and equipment of approximately $13 million as of December 31, 2021. See Note 12 to our consolidated financial statements for further details regarding our nonrecourse project-finance debt of this VIE consolidated by KBR, including the total amount of debt outstanding at December 31, 2021.

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

Note 11. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $84 million in 2021, $83 million in 2020 and $63 million in 2019.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen plan in the U.K. and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used a December 31 measurement date for all plans in 2021 and 2020. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	United States	Int’l	United States	Int’l
Dollars in millions	2021		2020
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$80	$2,326	$76	$1,988
Service cost	—	3	—	2
Interest cost	2	33	2	39
Foreign currency exchange rate changes	—	(4)	—	75
Actuarial (gain) loss	(3)	(180)	6	287
Other	—	(1)	—	(1)
Benefits paid	(5)	(75)	(4)	(64)
Projected benefit obligations at end of period	$74	$2,102	$80	$2,326
Change in plan assets:
Fair value of plan assets at beginning of period	$64	$1,961	$60	$1,727
Actual return on plan assets	7	94	7	189
Employer contributions	1	47	2	44
Foreign currency exchange rate changes	—	(3)	—	66
Benefits paid	(5)	(75)	(4)	(64)
Other	(1)	(1)	(1)	(1)
Fair value of plan assets at end of period	$66	$2,023	$64	$1,961
Funded status	$(8)	$(79)	$(16)	$(365)

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $74 million and $80 million as of December 31, 2021 and 2020, respectively. The ABO for our international pension plans was $2.1 billion and $2.3 billion as of December 31, 2021 and 2020, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2021		2020
Amounts recognized on the consolidated balance sheets
Other assets	$—	$1	$—	$—
Pension obligations	$(8)	$(80)	$(16)	$(365)
Net periodic pension cost for our defined benefit plans included the following components:

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2021		2020		2019
Components of net periodic benefit cost
Service cost	$—	$3	$—	$2	$—	$2
Interest cost	2	33	2	39	3	50
Expected return on plan assets	(3)	(87)	(3)	(59)	(3)	(77)
Prior service cost amortization	—	1	—	1	—	1
Recognized actuarial loss	2	31	2	22	2	16
Net periodic benefit cost	$1	$(19)	$1	$5	$2	$(8)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2021 and 2020, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2021		2020
Unrecognized actuarial loss, net of tax of $8 and $198, $10 and $240, respectively	$17	$564	$24	$740
Total in accumulated other comprehensive loss	$17	$564	$24	$740
Estimated amounts that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2022 are as follows:

Dollars in millions	United States	Int’l
Actuarial loss	$1	$20
Total	$1	$20

Weighted-average assumptions used to determine net periodic benefit cost
	United States	Int'l	United States	Int'l	United States	Int'l
	2021		2020		2019
Discount rate	2.00%	1.40%	2.89%	2.05%	3.98%	2.90%
Expected return on plan assets	5.19%	4.67%	5.72%	3.70%	6.09%	5.09%

Weighted-average assumptions used to determine benefit obligations at measurement date
	United States	Int'l	United States	Int'l
	2021		2020
Discount rate	2.45%	1.80%	2.00%	1.40%

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

The target asset allocation for our U.S. and International plans for 2022 is as follows:

Asset Allocation	2022 Targeted
	United States	Int'l
Equity funds and securities	52%	22%
Fixed income funds and securities	39%	53%
Hedge funds	—%	7%
Real estate funds	1%	5%
Other	8%	13%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2022 and 2021, by asset class, are as follows:

International Plans	2022 Targeted		2021 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	20%	50%	20%	50%
Fixed income funds and securities	30%	100%	35%	100%
Hedge funds	—%	7%	—%	7%
Real estate funds	—%	10%	—%	10%
Other	—%	34%	—%	34%

The range of targeted asset allocations for our U.S. plans for 2022 and 2021, by asset class, are as follows:

Domestic Plans	2022 Targeted		2021 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	62%	41%	62%
Fixed income funds and securities	31%	47%	31%	47%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	7%	10%

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

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2021
United States plan assets
Investments measured at net asset value (a)	$65	$—	$—	$—
Cash and equivalents	1	1	—	—
Total United States plan assets	$66	$1	$—	$—
International plan assets
Equities	$88	$—	$—	$88
Fixed income	—	—	—	—
Real estate	1	—	—	1
Cash and cash equivalents	6	6	—	—
Other	48	—	—	48
Investments measured at net asset value (a)	1,880	—	—	—
Total international plan assets	$2,023	$6	$—	$137
Total plan assets at December 31, 2021	$2,089	$7	$—	$137

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2020
United States plan assets
Investments measured at net asset value (a)	$62	$—	$—	$—
Cash and equivalents	$2	$2	$—	$—
Total United States plan assets	$64	$2	$—	$—
International plan assets
Equities	$108	$—	$—	$108
Fixed income	1	—	—	1
Real estate	2	—	—	2
Cash and cash equivalents	4	4	—	—
Other	40	—	—	40
Investments measured at net asset value (a)	1,806	—	—	—
Total international plan assets	$1,961	$4	$—	$151
Total plan assets at December 31, 2020	$2,025	$6	$—	$151

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate		Other
International plan assets
Balance as of December 31, 2019	$149	$103	$1	$2		$43
Return on assets held at end of year	2	1	—	—		1
Return on assets sold during the year	2	—	—	—		2
Purchases, sales and settlements	(6)	—	—	—		(6)
Foreign exchange impact	4	4	—	—		—
Balance as of December 31, 2020	$151	$108	$1	$2		$40
Return on assets held at end of year	(15)	(21)	—	(1)	0	7
Return on assets sold during the year	38	36	—	—		2
Purchases, sales and settlements, net	(37)	(35)	(1)	—		(1)
Foreign exchange impact	—	—	—	—		—
Balance as of December 31, 2021	$137	$88	$—	$1		$48

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $46 million to our pension plans in 2022.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2022	$5	$60
2023	$5	$62
2024	$5	$64
2025	$5	$65
2026	$5	$67
Years 2027 - 2031	$23	$360

Multiemployer Pension Plans

We participate in multiemployer plans in Canada. Generally, the plans provide defined benefits to substantially all employees covered by collective bargain agreements. Under the terms of these agreements, our obligations are discharged upon plan contributions and are not subject to any assessments for unfunded liabilities upon our termination or withdrawal.
Our aggregate contributions to these plans were immaterial in the years ended December 31, 2021, 2020 and 2019. At December 31, 2021, none of the plans in which we participate is individually significant to our consolidated financial statements.

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $13 million and $11 million of mutual funds designated for a portion of our employee deferral plan included in other assets on our consolidated balance sheets at December 31, 2021 and 2020, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $64 million as of December 31, 2021 and 2020, respectively, and are included in employee compensation and benefits in our consolidated balance sheets.

Note 12. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	December 31, 2021	December 31, 2020
Term Loan A	441	285
Term Loan B	511	516
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	364	260
Unamortized debt issuance costs - Term Loan A	(4)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(13)	(16)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(27)	(40)
Unamortized debt issuance costs and discount - Senior Notes	(4)	(5)
Total debt	1,868	1,596
Less: current portion	16	12
Total long-term debt, net of current portion	$1,852	$1,584

Senior Credit Facility

On November 18, 2021, we entered into Amendment No. 5 under our existing Credit Agreement, dated as of April 25, 2018 ("Pro Rata Facilities") consisting of a $1 billion revolving credit facility (the "Revolver"), a $442 million Term Loan A, ("Term Loan A") with debt tranches denominated in US dollars, Australian dollars and British pound sterling and a $512 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.954 billion. The Amendment, among other things, (i) established an additional tranche of £122.1 million in Term Loan A incurred by Kellogg Brown & Root Limited, a wholly owned indirect subsidiary of KBR, Inc., organized under the laws of England and Wales, (ii) increased capacity and flexibility under certain negative covenants, (iii) permits the netting of unrestricted cash up to a specified cap for purposes of calculating the leverage ratio and (iv) reduced the interest rate payable for applicable margins and commitment fees and extended the maturity dates to November 2026 for Term Loan A and the Revolver. The maturity date of Term Loan B remained unchanged maturing February 2027.

The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, the respective adjusted reference rate plus an additional margin or base rate plus additional margin. The interest rate with respect to the Term Loan B is LIBOR plus 2.75%. Additionally, there is a commitment fee with respect to the Revolver.

The details of the applicable margins and commitment fees under the amended Senior Credit Facility are based on the Company's consolidated net leverage ratio as follows:

	Revolver and Term Loan A
Consolidated Net Leverage Ratio	Reference Rate (a)	Base Rate	Commitment Fee
Greater than or equal to 4.25 to 1.00	2.25%	1.25%	0.33%
Less than 4.25 to 1.00 but greater than or equal to 3.25 to 1.00	2.00%	1.00%	0.30%
Less than 3.25 to 1.00 but greater than or equal to 2.25 to 1.00	1.75%	0.75%	0.28%
Less than 2.25 to 1.00 but greater than or equal to 1.25 to 1.00	1.50%	0.50%	0.25%
Less than 1.25 to 1.00	1.25%	0.25%	0.23%

(a)The reference rate for the Revolver and the U.S. dollar tranche is LIBOR, the Australian dollar tranche is BBSY and the British pound sterling tranche is SONIA.

The Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount commencing with the fiscal quarter ending March 31, 2022, increasing to 1.25% starting with the quarter ending March 31, 2024. The Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts commencing with the fiscal quarter ending June 30, 2020.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of December 31, 2021, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash at our election, and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On November 10, 2021, we declared a quarterly cash dividend of $0.11 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.4524 at a strike price of $25.35. The impact of dilution on our earnings per share from Convertible Notes is measured using the “treasury stock method”. As of December 31, 2021, the "if-converted" value of the Convertible Notes exceeded the $350 million principal amount by approximately $308 million.

The net carrying value of the equity component related to the Convertible Senior Notes was $57 million as of December 31, 2021 and 2020. The amount of interest cost recognized relating to the contractual interest coupon was $9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amortization of the discount and debt issuance costs was $14 million, $13 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. The effective interest rate on the liability component was 6.50% for the years ended December 31, 2021 and 2020.

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

The Note Hedge Transactions cost an aggregate of $62 million and are expected generally to reduce the potential dilution of common stock and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Convertible Notes in the event that the market price of our common stock is greater than the strike price of the Note Hedge Transactions, which was initially $25.51 (subject to adjustment), corresponding approximately to the initial conversion price of the Convertible Notes. The Note Hedge Transactions were accounted for by recording the cost as a reduction to PIC based on the Note Hedge Transactions meeting certain scope exceptions provided under ASC Topic 815.

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of December 31, 2021 was $39.76. The Warrant Transactions could have a dilutive effect to our stockholders to the extent the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants. The Warrant Transactions have been accounted for by recording the proceeds received as PIC.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

Senior Notes

On September 30, 2020, we issued and sold $250 million aggregate principal amount of 4.750% Senior Notes due 2028 (the "Senior Notes") pursuant to an indenture among us, the guarantors party thereto and Citibank, N.A., as trustee. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by each of our existing and future domestic subsidiaries that guarantee our obligations under the Senior Credit Facility and certain other indebtedness. The net proceeds from the offering were approximately $245 million, after deducting fees and estimated offering expenses and were used to finance a portion of the purchase price for the acquisition of Centauri and pay related fees and expenses. Interest is payable semi-annually in arrears on March 30 and September 30 of each year, beginning on March 30, 2021, and the principal is due on September 30, 2028.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of December 31, 2021, we had $1 billion in a committed line of credit under the Senior Credit Facility and $522 million of uncommitted lines of credit to support the issuance of letters of credit. As of December 31, 2021, with respect to our Senior Credit Facility, we had $364 million of outstanding borrowings previously issued to fund the acquisitions of Centauri and Frazer-Nash and $48 million of outstanding letters of credit. With respect to our $522 million of uncommitted lines of credit, we had utilized $229 million for letters of credit as of December 31, 2021. The total remaining capacity of these committed and uncommitted lines of credit was approximately $880 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts.

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

The following table summarizes the combined principal installments for both classes of bonds and subordinated notes, including inflation adjusted bond indexation, until maturity in 2025 as of December 31, 2021:

Dollars in millions	Payments Due
2022	$1
2023	$—
2024	$1
2025	$—

Note 13. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2021	2020	2019
United States	$165	$(208)	$2
Foreign:
United Kingdom	56	76	105
Australia	(199)	37	15
Canada	(2)	(2)	3
Middle East	39	69	87
Africa	3	4	5
Other	72	(1)	51
Subtotal	(31)	183	266
Total	$134	$(25)	$268

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2021	2020	2019
(Provision) benefit for income taxes	$(108)	$(26)	$(59)
Shareholders' equity, foreign currency translation adjustment	(1)	1	1
Shareholders' equity, pension and post-retirement benefits	(44)	26	11
Shareholders' equity, changes in fair value of derivatives	(7)	3	2
Total income taxes	$(160)	$4	$(45)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year ended December 31, 2021
Federal	$(1)	$(24)	$(25)
Foreign	(49)	(22)	(71)
State and other	(15)	3	(12)
Provision for income taxes	$(65)	$(43)	$(108)

Year ended December 31, 2020
Federal	$—	$29	$29
Foreign	(62)	11	(51)
State and other	(4)	—	(4)
(Provision) benefit for income taxes	$(66)	$40	$(26)

Year ended December 31, 2019
Federal	$(4)	$15	$11
Foreign	(67)	1	(66)
State and other	(2)	(2)	(4)
(Provision) benefit for income taxes	$(73)	$14	$(59)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2021	2020	2019
United Kingdom	$(22)	$(14)	$(19)
Australia	(23)	(6)	(6)
Canada	—	(1)	(1)
Middle East	(9)	(18)	(20)
Africa	—	—	(1)
Other	(17)	(12)	(19)
Foreign provision for income taxes	$(71)	$(51)	$(66)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2021	2020	2019
U.S. statutory federal rate, expected (benefit) provision	21%	21%	21%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	—%	2%	7%
Noncontrolling interests and equity earnings	41%	(3)%	—%
State and local income taxes, net of federal benefit	2%	—%	2%
Other permanent differences, net	5%	4%	3%
Contingent liability accrual	1%	2%	1%
U.S. taxes on foreign unremitted earnings	1%	(1)%	3%
Change in valuation allowance	(4)%	—%	(10)%
Research and development credits, net of provision	—%	—%	(5)%
Non-deductible goodwill and restructuring charges	—%	(130)%	—%
U.K. statutory rate change	14%	—%	—%
Effective tax rate on income from operations	81%	(105)%	22%
The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2021	2020
Deferred tax assets:
Employee compensation and benefits	$88	$149
Foreign tax credit carryforwards	200	243
Loss carryforwards	111	105
Other credit carryforwards	27	31
Insurance accruals	10	8
Allowance for bad debt	4	4
Lease obligation and accrued liabilities	82	82
Contract liabilities	35	7
Other	56	67
Total gross deferred tax assets	613	696
Valuation allowances	(204)	(220)
Net deferred tax assets	409	476
Deferred tax liabilities:
Right-of-use assets	(37)	(37)
Intangible amortization	(103)	(80)
Indefinite-lived intangible amortization	(72)	(60)
Other	(41)	(28)
Total gross deferred tax liabilities	(253)	(205)
Deferred income tax (liabilities) assets, net	$156	$271

The valuation allowance for deferred tax assets was $204 million and $220 million at December 31, 2021 and 2020, respectively. The net change in the total valuation allowance was a decrease of $16 million in 2021 and an increase of $20 million in 2020. In 2021, KBR saw the benefit of a decrease in our valuation allowance associated with the ability to utilize foreign tax credits, while the movement in the 2020 balance was mainly driven by a build-up in our state net operating losses. The valuation allowance balance at December 31, 2021 was primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), income available from carryback years, projected future taxable income and tax-planning strategies in making this assessment.

We believe there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow us to conclude that a significant portion of the valuation allowance will no longer be needed. The release of the valuation allowance could result in a decrease to income tax expense. The timing of any release is dependent upon the potential HomeSafe contract booking.

Income related to the U.S. branches totaled $56 million, $68 million and $90 million for the fiscal years 2021, 2020, and 2019, respectively, and is included in the foreign component of income in the notes to the financial statements in our Form 10-K.

The total income (loss) related to the U.S., inclusive of branches and exclusive of non-recurring restructuring and impairment charges, totaled $92 million, ($26) million and $221 million for the fiscal years 2021, 2020, and 2019, respectively.

We concluded that future taxable income and the reversal of deferred tax liabilities, excluding those associated with indefinite-lived intangible assets, were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets. The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2022 through fiscal year 2030. We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of at least $662 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of at least $610 million.  While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2021 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$362	$(166)	$196
United Kingdom	(61)	—	(61)
Australia	11	—	11
Canada	22	(21)	1
Other	26	(17)	9
Total	$360	$(204)	$156

At December 31, 2021, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2021	Expiration
Foreign tax credit carryforwards	$200	2022-2029
Foreign net operating loss carryforwards	$129	2022-2041
Foreign net operating loss carryforwards	$41	Indefinite
State net operating loss carryforwards	$1,388	Various

As a result of the enactment of the U.S. Tax Cuts and Jobs Act in December 2017, substantially all of our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries were subject to U.S. tax. Repatriations of these foreign earnings will not be subject to additional U.S. tax but may incur withholding and/or state taxes. Although we have provided for taxes on our previously untaxed accumulated and current E&P of certain of our foreign subsidiaries pursuant to the Tax Act, we consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world. As of December 31, 2021, the cumulative amount of permanently reinvested foreign earnings is $2.3 billion. With the enactment of the Tax Act, these previously unremitted earnings have now been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2021	2020	2019
Balance at January 1,	$96	$97	$90
Increases related to current year tax positions	—	1	2
Increases related to prior year tax positions	—	6	7
Decreases related to prior year tax positions	(4)	(7)	—
Settlements	—	—	—
Lapse of statute of limitations	(2)	(3)	(1)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(1)	2	(1)
Balance at December 31,	$89	$96	$97
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $75 million as of December 31, 2021. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $21 million due to settlements with tax authorities and the expirations of statutes of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $31 million and $29 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019 we recognized net interest and penalty charges of $1 million, $4 million and $3 million related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to our business activity for periods prior to our separation from our former parent. As of December 31, 2021 and 2020, we have recorded $5 million in other liabilities on our consolidated balance sheets for tax related items under the tax sharing agreement. The balance is not due until receipt by KBR of a future foreign tax credit refund claim filed with the IRS.

Note 14. Commitments and Contingencies

We are a party to litigation and other proceedings that arise in the ordinary course of our business, including matters arising under provisions relating to the protection of the environment. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of any individual matter, including the matters described below, will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss has been incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable loss or range of loss or make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

Chadian Employee Class Action. In May 2018, former employees of our former Chadian subsidiary, Subsahara Services, Inc. ("SSI"), filed a class action suit claiming unpaid damages arising from the ESSO Chad Development Project for Exxon Mobil Corporation ("Exxon") dating back to the early 2000s. Exxon is also named as a defendant in the case. The SSI employees previously filed two class action cases in or around 2005 and 2006 for alleged unpaid overtime and bonuses. The Chadian Labour Court ruled in favor of the SSI employees in the unpaid overtime case resulting in a settlement of approximately $25 million which was reimbursed by Exxon under its contract with SSI. The second case for alleged unpaid bonuses was ultimately dismissed by the Supreme Court of Chad.

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims. SSI’s initial defense was filed and a hearing was held in December 2018. A merits hearing was held in February 2019. In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award. Exxon and SSI have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019. Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020 the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021. A hearing took place on December 21, 2021, and while a decision was not issued at the hearing the Reporting Judge of the Chadian Supreme Court had indicated, with regard to the fourth plea concerning the unicity of judicial matters, that this ground alone justified quashing the decision. This reversal seemed so obvious for the Reporting Judge that he explained that it was useless to continue studying the following pleas for appeal. On February 9, 2022, the Chadian Supreme Court issued an abstract of their forthcoming decision upholding the lower court’s ruling. We are still awaiting a full decision by the Chadian Supreme Court.

Regardless, at this time, based on our assessment of existing law and precedent, the opinions of legal counsel and other advisers, and the facts available to us at the time of assessment, we do not believe a risk of material loss is probable related to this matter. SSI is no longer an existing entity in Chad or the United States. Further, we believe any amounts ultimately paid to the former employees related to this adverse ruling would be paid by Exxon based on the applicable contract and past actions by Exxon with respect to costs and awards related to this matter.

North West Rail Link Project. We participate in an unincorporated joint venture with two partners to provide engineering and design services in relation to the operations, trains and systems of a metro rail project in Sydney, Australia.  The project commenced in 2014 and during its execution encountered delays and disputes resulting in claims and breach notices submitted to the joint venture by the client. Since November 2018, the client has submitted multiple claims alleging breach of contract and breach of duty by the joint venture in its execution of the services, claiming losses and damages of up to approximately $301 million Australian dollars. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. We believe the gross amount of the claims significantly exceeds the client’s entitlement as well as the joint venture’s limits of liability under the contract and that the claims will be covered by project-specific professional indemnity insurance subject to deductibles.

As of December 31, 2021, we have accrued a probable and reasonably estimable potential loss in an amount that is immaterial. At this time, fact discovery and expert review are still ongoing. The joint venture, joint venture insurers and client continue to be engaged in discussions concerning potential resolution of the claims.

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

We continue to monitor conditions at sites owned or previously owned. These locations were primarily utilized for manufacturing or fabrication work and are no longer in operation. The use of these facilities created various environmental issues including deposits of metals, volatile and semi-volatile compounds and hydrocarbons impacting surface and subsurface soils and groundwater. The range of remediation costs could change depending on our ongoing site analysis and the timing and techniques used to implement remediation activities. We do not expect that costs related to environmental matters will have a material adverse effect on our consolidated financial position or results of operations. Based on the information presently available to us, the assessment and remediation costs associated with all environmental matters are immaterial and we do not anticipate incurring additional costs.

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

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2021, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $47 million, comprised of $19 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $25 million included in other liabilities all on our consolidated balance sheets. As of December 31, 2020, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $42 million, comprised of $14 million included in accrued salaries, wages and benefits, $2 million included in other current liabilities and $26 million included in other liabilities all on our consolidated balance sheets.

Note 15. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoD, NASA and the Department of State. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, which is responsible for the administration of the majority of our contracts. The scope of these audits includes, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe any completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows. The U.S. government also retains the right to pursue various remedies under any of these contracts which could result in challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government.

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $76 million and $54 million for the years ended December 31, 2021, and December 31, 2020, and are recorded in other liabilities on our consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We lost our claims against the government as referenced below and have exercised our offset or clawback rights as against FKTC in the arbitration. FKTC does not agree with our right of offset and a final hearing will be needed to resolve this issue and our other counterclaims against FKTC. A hearing took place on January 31 - February 1, 2022. Management accrued a probable and reasonably estimable loss amount to cover either liability as determined by the panel or a negotiated settlement with FKTC on this matter.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more which were expected to occur in early 2020 were postponed due to COVID-19 but resumed in 2021. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted it remains an option on appeal. Fact discovery has been completed and expert discovery is expected to continue through July 2022. We believe the allegations of fraud by the relators are without merit and, based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us as of December 31, 2021, we are not able to estimate a reasonably possible loss and accordingly, no amounts have been accrued.

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

Discovery for this complaint is now complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court allowed one additional deposition to take place. KBR and the U.S government filed various dispositive motions which remained under consideration by the Court for an extended period. In March 2021, while granting some of KBR’s motions for summary judgment, the court also concluded that we breached the FCA as a matter of law as to several subcontracts. We filed for two motions for reconsideration, one addressing the ruling on KBR’s motion for summary judgment and one addressing the U.S. government’s motion. A hearing was held and the Court issued a ruling on both motions, granting in part and denying in part on both motions. The Court also set a trial date for February 2022 which has now been postponed to May 2022. As of December 31, 2021, we have accrued a probable and reasonably estimable loss amount, which is included in other liabilities on our consolidated balance sheets.

Other matters

KBR Contract Claim on FKTC containers. KBR previously filed a claim before the ASBCA to recover the costs paid to FKTC to settle its requests for equitable adjustment. The DCMA had disallowed the majority of those costs. Those contract claims were stayed in 2013 at the request of the DOJ so that they could pursue the FCA case referenced above. Those claims were reinstated in 2016. We tried our contract appeal in September 2017. In November 2018, we received an unfavorable ruling from the ASBCA disallowing all of our costs paid to FKTC. KBR's motion for reconsideration by a senior panel of judges at the ASBCA was denied. KBR filed its brief on appeal in September 2019. Oral arguments occurred in May 2020 and a decision in the government's favor was issued on September 1, 2020. We made final payment to the U.S. government in the fourth quarter of 2021.

Note 16. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $30 million as of December 31, 2021, and 2020. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost-reimbursable contracts within our GS business segment. As of December 31, 2021 and 2020, $29 million of the total claims and accounts receivable balance relate to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. The remaining $1 million as of December 31, 2021 and 2020 relate to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 17. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 89% of our lease obligations at December 31, 2021. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The operating ROU asset and current and noncurrent operating lease liabilities are disclosed on our consolidated balance sheets. The finance ROU asset is included in property, plant and equipment and the current and noncurrent finance lease liabilities are included in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

The components of our operating lease costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
Dollars in millions	2021	2020	2019
Operating lease cost	$51	$50	$54
Short-term lease cost	528	112	121
Total lease cost	$579	$162	$175

Operating lease cost includes operating lease ROU asset amortization of $38 million, $37 million and $38 million for the years ended December 31, 2021, 2020 and 2019, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $13 million for the years ended December 31, 2021 and 2020 and $16 million for the year ended December 31, 2019.

Total short-term lease commitments as of December 31, 2021 were approximately $416 million. Additional information related to leases was as follows:

	December 31,	December 31,	December 31,
Dollars in millions	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$59	$61	$56
Financing cash flows from finance leases	$13	$11	$6
Right-of-use assets obtained in exchange for new operating lease liabilities	$33	$62	$20
Right-of-use assets obtained in exchange for new finance lease liabilities	$11	$34	$13
Weighted-average remaining lease term-operating (in years)	6 years	6 years	8 years
Weighted-average remaining lease term-finance (in years)	3 years	3 years	3 years
Weighted-average discount rate-operating leases	6.3%	6.8%	7.6%
Weighted-average discount rate-finance leases	4.0%	4.7%	5.6%

The following is a maturity analysis of the future undiscounted cash flows associated with our lease liabilities as of December 31, 2021:

	Year
Dollars in millions	2022	2023	2024	2025	2026	Thereafter	Total
Future payments - operating leases	$55	$51	$42	$36	$25	$85	$294
Future payments - finance leases	9	6	4	2	—	—	21
Total future payments - all leases	$64	$57	$46	$38	$25	$85	$315

Dollars in millions	Operating Leases	Finance Leases	Total
Total future payments	$294	$21	$315
Less imputed interest	(65)	(1)	(66)
Present value of future lease payments	$229	$20	$249
Less current portion of lease obligations	(41)	(9)	(50)
Noncurrent portion of lease obligations	$188	$11	$199

Note18. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2019	$(315)	$(654)	$(18)	$(987)
Other comprehensive income (loss) adjustments before reclassifications	36	(130)	(21)	(115)
Amounts reclassified from AOCL	(12)	20	11	19
Net other comprehensive income (loss)	24	(110)	(10)	(96)
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income (loss) adjustments before reclassifications	(11)	168	12	169
Amounts reclassified from AOCL	6	15	12	33
Net other comprehensive income (loss)	(5)	183	24	202
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)

Reclassifications out of AOCL, net of tax, by component

Dollars in millions	December 31, 2021	December 31, 2020	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(6)	$12	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(6)	$12

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(32)	$(24)	See (a) below
Tax benefit	17	4	Provision for income taxes
Net pension and post-retirement benefits	$(15)	$(20)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(16)	$(13)	Other non-operating income (expense)
Tax benefit	4	2	Provision for income taxes
Net changes in fair value of derivatives	$(12)	$(11)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 11 to our consolidated financial statements for further discussion.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2019	178.3
Common stock issued	0.8
Balance at December 31, 2020	179.1
Common stock issued	0.9
Balance at December 31, 2021	180.0

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2019	36.5	$817
Treasury stock acquired, net of ESPP shares issued	1.8	47
Balance at December 31, 2020	38.3	864
Treasury stock acquired, net of ESPP shares issued	1.9	79
Balance at December 31, 2021	40.2	$943

Dividends

We declared dividends totaling $63 million and $57 million in 2021 and 2020, respectively. On February 18, 2022, the Board of Directors declared a dividend of $0.12 per share, which will be paid on April 15, 2022.

Note 19. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of December 31, 2021, $225 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

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

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR Stock Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year Ended December 31, 2021
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,874,343	$41.52	$78
Withheld to cover shares	148,535	32.39	4
Total	2,022,878	$40.85	$82

	Year ending December 31, 2020
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,823,434	$25.70	$47
Withheld to cover shares	168,671	25.65	4
Total	1,992,105	$25.70	$51

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

In May 2016, the KBR Stock Plan was further amended to add 4.4 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards, stock value equivalent awards, or pursuant to performance awards denominated in common stock by 4.4 million. Under the terms of the KBR Stock Plan, 16.4 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 9.9 million shares can be awarded as restricted stock, restricted stock units, stock value equivalents or pursuant to performance awards denominated in common stock.

At December 31, 2021, approximately 5.0 million shares were available for future grants under the KBR Stock Plan, of which approximately 1.7 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. The fair value of options at the date of grant are estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield is based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate is based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in 2021, 2020 or 2019.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2021.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,218,508	$28.02	2.34	$0.58
Granted	—	—
Exercised	(414,108)	29.77
Forfeited	—	—
Expired	(187,053)	36.70
Outstanding at December 31, 2021	617,347	$24.27	2.18	$1.45
Exercisable at December 31, 2021	617,347	$24.19	2.18	$1.45

The total intrinsic values of options exercised for the years ended December 31, 2021, 2020 and 2019 were $0.6 million, $0.1 million and $0.3 million, respectively. As of December 31, 2021, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. There was no stock option compensation expense in 2021, 2020 and 2019.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2021 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2020	1,187,479	$21.54
Granted	491,871	33.97
Vested	(477,153)	21.37
Forfeited	(75,897)	26.99
Nonvested shares at December 31, 2021	1,126,300	$26.85

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2021, 2020 and 2019 was $33.97, $26.66 and $19.01, respectively. Restricted stock compensation expense was $12 million for each of the years ended December 31, 2021, 2020 and 2019. Total income tax benefit recognized in net income for share-based compensation arrangements during 2021, 2020 and 2019 was $2 million, $3 million, and $3 million, respectively. As of December 31, 2021, there was $17 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 0.43 years. The total fair value of shares vested was $16 million in 2021, $13 million in 2020 and $14 million in 2019 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $10 million in 2021, $9 million in 2020 and $11 million in 2019 based on the weighted-average fair value on the date of grant.

Share-based compensation expense

If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. Share-based compensation expense consists of $4 million recorded to cost of revenues and $8 million to selling, general and administrative expenses on our consolidated statements of operations. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows.

Share-based compensation summary table	Years ended December 31,
Dollars in millions	2021	2020	2019
Share-based compensation	$12	$12	$12
Income tax benefit recognized in net income for share-based compensation	$2	$3	$3
Incremental compensation cost	$—	$1	$—

Incremental compensation cost resulted from modifications of previously granted share-based awards which allowed certain employees to retain their awards after leaving the Company. Excess tax benefits realized from the exercise of share-based compensation awards are recognized as paid-in capital in excess of par.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2021, 2020 and 2019, performance is based 50% on average Total Shareholder Return ("TSR"), as compared to the average TSR of KBR’s peers, and 50% on KBR’s Job Income Sold ("JIS"). In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The JIS calculation is based on the Company's JIS earned at a target level averaged over a three year period. The JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2021, we granted $18 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2021 to December 31, 2023. In 2020, we granted $19 million Cash Performance Awards with a three-year performance period from January 1, 2020 to December 31, 2022. In 2019, we granted $19 million Cash Performance Awards with a three-year performance period from January 1, 2019 to December 31, 2021. Cash Performance Awards forfeited, net of previous plan payout, totaled 5 million units, 7 million units, and 3 million units during the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the outstanding balance for Cash Performance Awards is 46 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2021, 2020 and 2019, we recognized $30 million, $17 million and $34 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $25 million recorded within accrued salaries, wages and benefits and $18 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 31, 2021.The liability for Cash Performance Awards includes $21 million recorded within accrued salaries, wages and benefits, and $17 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 31, 2020.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2021 and 2020, our employees purchased approximately 147,000 and 182,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 21. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Years ended December 31,
Shares in millions	2021	2020	2019
Basic weighted average common shares outstanding	140	142	141
Stock options, restricted shares and convertible debt (a)	5	—	1
Diluted weighted average common shares outstanding (b)	145	142	142

(a)For the year ended December 31, 2021 and 2019, there was a diluted impact primarily related to our Convertible Debt.
(b)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

We use the treasury stock method for calculating any potential dilutive effect of the conversion spread on our Convertible Debt on diluted income (loss) per share because upon conversion, it is our current intent and policy to settle the principal amount of our Convertible Notes in cash and any excess in shares of our common stock. For the years ended December 31, 2021 and 2019, the Convertible Notes impacted the calculation of diluted income (loss) per share as the average price of our common stock exceeded the conversion price of $25.35 and $25.51, respectively. However, for the year ended December 31, 2020, the Convertible Notes had no dilutive effect as we reported a net loss attributable to KBR. Additionally, diluted net income (loss) per share did not include any effect from the Warrant Transactions (as defined in Note 12, "Debt and Other Credit Facilities", to our consolidated financial statements) as the average price of our common stock did not exceed the exercise price of $39.76, $39.88 and $40.02 for the years ended December 31, 2021, 2020 and 2019, respectively. We expect the Warrant Transactions to have a dilutive effect on diluted net income (loss) per share in the year ending December 31, 2022.

For purposes of applying the two-class method in computing income (loss) per share, there were $0.1 million and $1.5 million net earnings allocated to participating securities, or a negligible amount per share, for the years ended December 31, 2021 and 2019, respectively. There were no net earnings allocated to participating securities for the year ended December 31, 2020. The diluted income (loss) per share calculation did not include 0.1 million, 1.1 million and 1.3 million antidilutive weighted average shares for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 22. Fair Value of Financial Instruments and Risk Management

Fair value measurements. The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

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

		December 31, 2021		December 31, 2020
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$441	$441	$285	$285
Term Loan B	Level 2	511	514	516	517
Convertible Notes	Level 2	350	669	350	480
Senior Notes	Level 2	250	256	250	262
Senior Credit Facility	Level 2	364	364	260	260
Nonrecourse project debt	Level 2	2	2	7	7

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

As of December 31, 2021, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $49 million, all of which had durations of 18 days or less. We also had approximately $8 million (gross notional value) of cash flow hedges which had durations of 29 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges are included in other current assets and other current liabilities on our consolidated balance sheets at December 31, 2021, and 2020, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in other non-operating income (expense) on our consolidated statements of operations.

	Years ended December 31,
Gains (losses) dollars in millions	2021	2020
Balance Sheet Hedges - Fair Value	$—	$(5)
Balance Sheet Position - Remeasurement	(8)	9
Net	$(8)	$4

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR based loans into fixed-rate loans. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive one-month LIBOR and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we receive a one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps. Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at December 31, 2021 was $3 million, net liability, of which $10 million is included in other current liabilities and $7 million is included in other assets. The unrealized net losses on these interest rate swaps was $3 million and is included in AOCL as of December 31, 2021. The fair value of the interest rate swaps at December 31, 2020 was $33 million liability, of which $15 million is included in other current liabilities and $18 million is included in other liabilities. The unrealized net losses on these interest rate swaps was $33 million and included in AOCL as of December 31, 2020.

Credit Losses. We are exposed to credit losses primarily related to our professional services, project delivery and technologies offered in our STS business segment. We do not consider our GS business segment to be at risk for credit losses because substantially all services within this segment are provided to agencies of the U.S., U.K. and Australian governments. We determined our allowance for credit losses by using a loss-rate methodology, in which we assessed our historical write-off of receivables against our total receivables and contract asset balances over several years. From this historical loss-rate approach, we also considered the current and forecasted economic conditions expected to be in place over the life of our receivables and contract assets.

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

At December 31, 2021, our STS business segment that is subject to credit risk reported approximately $327 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowance for credit losses of $13 million. Based on an aging analysis at December 31, 2021, 84% of our accounts receivable related to this segment was outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amount. During the year ended December 31, 2021, the Company has derecognized $2,991 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $2,957 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Year Ended	Year Ended
Dollars in millions	December 31, 2021	December 31, 2020
Beginning balance	$112	—
Sale of receivables	2,991	779
Settlement of receivables	(2,622)	(647)
Cash collection, not yet remitted	—	(20)
Outstanding balances sold to financial institutions	$481	$112

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for us for annual reporting periods beginning after December 15, 2021, and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. We have adopted this standard as of January 1, 2022 using the full retrospective method. There was no material impact to our consolidated financial statements for the years ended December 31, 2020 and 2021. For the year ending December 31, 2022, the adoption of this standard will not materially impact our financial performance, position or cash flow, but it may result in an increase in the number of diluted weighted average shares outstanding utilized in our diluted income (loss) per share calculation.

In May 2021, the FASB issued ASU No. 2021-04. Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses measurement, treatment and recognition of a freestanding equity-classified written call option modification or exchange. ASU No. 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be applied prospectively. The adoption of this standard is not expected to have a material impact on our financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the future impact of adoption of this standard.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for us on January 1, 2022 and only impacts annual financial statement footnote disclosures. Therefore, the adoption will not have a material effect on our consolidated financial statements.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2021.

As disclosed in Note 4 to our consolidated financial statements, we acquired Frazer-Nash Consultancy Limited and Harmonic Limited during 2021. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired businesses, we excluded these acquisitions from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2021. These acquisitions comprised approximately $39 million of our consolidated total assets as of December 31, 2021 and $43 million of our consolidated revenues for the year ended December 31, 2021. We are in the process of integrating these businesses into our overall internal controls over financial reporting and plan to include them in our scope for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 31, 2021.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Frazer-Nash Consultancy Limited and Harmonic Limited during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Frazer-Nash Consultancy Limited and Harmonic Limited's internal control over financial reporting associated with total assets of $39 million and total revenues of $43 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Frazer-Nash Consultancy Limited and Harmonic Limited..

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

/s/ KPMG LLP

Houston, Texas
February 22, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2022 Annual Meeting of Stockholders.

KBR has adopted a “code of ethics,” as defined in Item 406(b) of SEC Regulation S-K. KBR’s code of ethics, known as the Code of Business Conduct, applies to all directors, officers and employees of KBR, including our principal executive officer, principal financial officer, principal accounting officer and controllers, and also applies to all employees of KBR’s agents. The Code of Business Conduct is available on our website, www.kbr.com. KBR intends to satisfy the disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Business Conduct by posting such information on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.
The consolidated financial statements of KBR listed on page 60 of this annual report on Form 10-K. (The report of KBR Inc.'s independent registered public accounting firm (PCAOB ID: 185) with respect to the above referenced financial statements are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

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

4.3	Form of 2.50% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

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

4.7
First Supplemental Indenture, dated as of January 6, 2021, by and among KBR Inc., the guarantors named therein and Citibank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to KBR’s current report on Form 8-K filed on January 6, 2021; File No. 001-33146)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Employee Matters Agreement, dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.4
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.5
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.6
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 27, 2018; File No. 001-33146)

10.7
First Amendment to Credit Agreement, dated November 12, 2018, among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 13, 2018; File No. 001-33146)

10.8
Amendment No. 2 to Credit Agreement, dated as of February 7, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 12, 2020; File No. 001-33146)

10.9
Amendment No. 3 to Credit Agreement, dated as of July 2, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed July 8, 2020; File No. 001-33146)

10.10
Amendment No. 4 to Credit Agreement, dated as of September 14, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed September 14, 2020; File No. 001-33146)

10.11
Amendment No. 5 to Credit Agreement, dated as of November 18, 2021 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 24, 2021; File No. 001-33146)

10.12
Guaranty Agreement dated as of May 18, 2016 by and between KBR, Inc. in favor of Wyle Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 001-33146)

10.13
Guaranty Agreement dated as of August 12, 2016 by and between KBR, Inc. in favor of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 001-33146)

10.14
Guaranty, dated as of February 22, 2018, by and between KBR, Inc. and Kamco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.15
Commitment Letter, effective as of February 22, 2018, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and KBR, Inc. (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.16
Purchase Agreement, dated November 12, 2018, among KBR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.17
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.18
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.19
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.20
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.21
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Warrant Transactions (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.22
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.23+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive proxy statement dated April 5, 2012; File No. 001-33146)

10.24+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 001-33146)

10.25+
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

10.32+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 001-33146)

10.33+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 9, 2014; File No. 001-33146)

10.34+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 001-33146)

10.35+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed December 13, 2016; File No. 001-33146)

10.36+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.61 to KBR’s quarterly report on Form 10Q for the period ended March 31, 2019; File No. 001-33146)

10.37+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.62 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.38+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.63 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.39+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.64 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.40+
Form of revised Performance Award Agreement (US/International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.65 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2019; File No. 001-33146)

10.41+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.42+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.43+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.44+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.45+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.46+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.47+
KBR, Inc. Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.48+
KBR, Inc. Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.49+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.54 to KBR’s annual report on Form 10-K for the year ended December 31, 2020; File No. 001-33146)

10.50+
KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.56 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.51+
First Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.57 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.52+
Second Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.58 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.53+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.59 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.54+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.60 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.55+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.61 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.56+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.62 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.57+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.63 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.58+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.64 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

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

***101
The following materials from KBR annual report on Form 10-K for the period ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contracts or compensatory plans or arrangements

*	Filed with this annual report on Form 10-K

**	Furnished with this annual report on Form 10-K

***	Interactive data files

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBR, INC.
(Registrant)

By:	/s/ Stuart J. B. Bradie
Stuart J. B. Bradie
President and Chief Executive Officer
Dated: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart J. B. Bradie	Principal Executive Officer,
Stuart J. B. Bradie	President, Chief Executive Officer and Director

/s/ Mark W. Sopp	Principal Financial Officer,
Mark W. Sopp	Executive Vice President and Chief Financial Officer

/s/ Shad E. Evans	Principal Accounting Officer,
Shad E. Evans	Senior Vice President of Finance Operations and Chief Accounting Officer

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ Lynn A. Dugle	Director
Lynn A. Dugle

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ Wendy M. Masiello	Director
Wendy M. Masiello

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Carlos A. Sabater	Director
Carlos A. Sabater

/s/ Umberto della Sala	Director
Umberto della Sala

/s/ Vincent R. Stewart	Director
Vincent R. Stewart
Dated: February 22, 2022

KBR, Inc.
Schedule II—Valuation and Qualifying Accounts
The table below presents valuation and qualifying accounts for continuing operations.

(Dollars in Millions)		Additions
Descriptions	Balance at Beginning Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2021:
Deducted from accounts and notes receivable:
Allowance for credit losses	$13	$—	$—		$—	(a)	$13
Reserve for losses on uncompleted contracts	$16	$4	$—		$(3)		$17
Reserve for potentially disallowable costs incurred under government contracts	$54	$42	$—		$(20)		$76
Year ended December 31, 2020:
Deducted from accounts and notes receivable:
Allowance for credit losses	$14	$11	$—		$(12)	(a)	$13
Reserve for losses on uncompleted contracts	$10	$14	$—		$(8)		$16
Reserve for potentially disallowable costs incurred under government contracts	$58	$24	$—		$(28)		$54
Year ended December 31, 2019:
Deducted from accounts and notes receivable:
Allowance for credit losses	$9	$13	$3	(b)	$(11)	(a)	$14
Reserve for losses on uncompleted contracts	$6	$12	$—		$(8)		$10
Reserve for potentially disallowable costs incurred under government contracts	$55	$5	$—		$(2)		$58

(a)Receivable write-offs, net of recoveries
(b)Reserves of $3 million were recorded as a reduction in revenue

See accompanying report of independent registered public accounting firm.