Form 10-Q
period 2022-03-31
KBR, INC.
filed 2022-04-28
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

As of April 21, 2022, there were 139,560,024 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASBCA	Armed Services Board of Contract Appeals
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BBSY	Bank Bill Swap Bid Rate
C4ISR	Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance
COFC	U.S. Court of Federal Claims
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
HETs	Heavy equipment transporters
ICC	International Chamber of Commerce
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
OAW	Operation Allies Welcome
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021 (1)

Revenues	$1,714	$1,461
Cost of revenues	(1,518)	(1,293)
Gross profit	196	168
Equity in earnings (losses) of unconsolidated affiliates	(118)	12
Selling, general and administrative expenses	(107)	(89)
Acquisition and integration related costs	(1)	(1)
Restructuring charges and asset impairments	(1)	—
Loss on disposition of assets and investments	—	(1)
Operating income (loss)	(31)	89
Interest expense	(20)	(19)
Other non-operating expense	—	(3)
Income (loss) before income taxes	(51)	67
Provision for income taxes	(19)	(17)
Net income (loss)	(70)	50
Less: Net income attributable to noncontrolling interests	1	1
Net income (loss) attributable to KBR	$(71)	$49
Net income (loss) attributable to KBR per share
Basic	$(0.51)	$0.35
Diluted	$(0.51)	$0.33
Basic weighted average common shares outstanding	140	141
Diluted weighted average common shares outstanding	140	155
Cash dividends declared per share	$0.12	$0.11
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021 (1)
Net income (loss)	$(70)	$50
Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	7
Pension and post-retirement benefits	6	9
Changes in fair value of derivatives	24	19
Other comprehensive income (loss)	11	35
Income tax (expense) benefit:
Foreign currency translation adjustments	—	—
Pension and post-retirement benefits	(1)	(2)
Changes in fair value of derivatives	(5)	(4)
Income tax (expense) benefit	(6)	(6)
Other comprehensive income (loss), net of tax	5	29
Comprehensive income (loss)	(65)	79
Less: Comprehensive income attributable to noncontrolling interests	1	1
Comprehensive income (loss) attributable to KBR	$(66)	$78
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31, (1)
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$412	$370
Accounts receivable, net of allowance for credit losses of $13 and $13, respectively	1,035	1,411
Contract assets	211	224
Other current assets	116	147
Total current assets	1,774	2,152
Claims and accounts receivable	30	30
Property, plant, and equipment, net of accumulated depreciation of $435 and $431 (including net PPE of $18 and $19 owned by a variable interest entity), respectively	132	136
Operating lease right-of-use assets	151	158
Goodwill	2,051	2,060
Intangible assets, net of accumulated amortization of $302 and $291, respectively	688	708
Equity in and advances to unconsolidated affiliates	430	576
Deferred income taxes	212	231
Other assets	166	153
Total assets	$5,634	$6,204
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$630	$1,026
Contract liabilities	334	313
Accrued salaries, wages and benefits	272	317
Operating lease liabilities	43	41
Other current liabilities	182	178
Total current liabilities	1,461	1,875
Pension obligations	64	88
Employee compensation and benefits	97	111
Income tax payable	93	95
Deferred income taxes	70	70
Nonrecourse project debt	2	2
Long-term debt	1,870	1,875
Operating lease liabilities	180	188
Other liabilities	219	217
Total liabilities	4,056	4,521
Commitments and Contingencies (Notes 6, 12 and 13)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 180,645,661 and 179,983,586 shares issued, and 139,821,173 and 139,786,136 shares outstanding, respectively	—	—
PIC	2,216	2,206
Retained earnings	1,200	1,287
Treasury stock, 40,824,488 shares and 40,197,450 shares, at cost, respectively	(976)	(943)
AOCL	(876)	(881)
Total KBR shareholders’ equity	1,564	1,669
Noncontrolling interests	14	14
Total shareholders’ equity	1,578	1,683
Total liabilities and shareholders’ equity	$5,634	$6,204
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2021	$1,701	$2,251	$1,260	$(943)	$(881)	$14
Cumulative adjustment for the adoption of ASU 2020-06	(18)	(45)	27	—	—	—
Adjusted balance at January 1, 2022	1,683	2,206	1,287	(943)	(881)	14
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.12/share)	(17)	—	(17)	—	—	—
Repurchases of common stock	(33)	—	—	(33)	—	—
Issuance of ESPP shares	1	1	—	—	—	—
Other	—	—	1	—	—	(1)
Net income (loss)	(70)	—	(71)	—	—	1
Other comprehensive income, net of tax	5	—	—	—	5	—
Balance at March 31, 2022	$1,578	$2,216	$1,200	$(976)	$(876)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Cumulative adjustment for the adoption of ASU 2020-06	(27)	(45)	18	—	—	—
Adjusted balance at January 1, 2021	1,582	2,177	1,323	(864)	(1,083)	29
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.11/share)	(16)	—	(16)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Other noncontrolling interests activity	(1)	—	—	—	—	(1)
Net income	50	—	49	—	—	1
Other comprehensive loss, net of tax	29	—	—	—	29	—
Balance at March 31, 2021	$1,650	$2,185	$1,356	$(866)	$(1,054)	$29
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021 (1)
Cash flows from operating activities:
Net income (loss)	$(70)	$50
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33	38
Equity in (earnings) losses of unconsolidated affiliates	118	(12)
Deferred income tax	16	8
Loss on disposition of assets	—	1
Other	12	8
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	370	24
Contract assets	14	(3)
Accounts payable	(400)	33
Contract liabilities	24	(62)
Accrued salaries, wages and benefits	(43)	9
Payments on operating lease obligation	(14)	(15)
Payments from unconsolidated affiliates, net	7	7
Distributions of earnings from unconsolidated affiliates	30	8
Pension funding	(11)	(11)
Restructuring reserve	(4)	(7)
Other assets and liabilities	7	(26)
Total cash flows provided by operating activities	$89	$50
Cash flows from investing activities:
Purchases of property, plant and equipment	$(6)	$(6)
Investments in equity method joint ventures	(1)	(3)
Proceeds from sale of assets or investments	18	—
Acquisition of technology license	—	(7)
Other	1	(6)
Total cash flows provided by (used in) investing activities	$12	$(22)
Cash flows from financing activities:
Payments on short-term and long-term borrowings	(7)	(7)
Payments of dividends to shareholders	(15)	(14)
Net proceeds from issuance of common stock	4	4
Payments to reacquire common stock	(33)	(4)
Other	(1)	(1)
Total cash flows used in financing activities	$(52)	$(22)
Effect of exchange rate changes on cash	(7)	3
Increase in cash and cash equivalents	42	9
Cash and cash equivalents at beginning of period	370	436
Cash and cash equivalents at end of period	$412	$445
Noncash financing activities
Dividends declared	$17	$16
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2021 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2022, and the results of our operations for the three months ended March 31, 2022 and 2021 and our cash flows for the three months ended March 31, 2022 and 2021. Certain amounts in prior periods have been reclassified to conform with current period presentation.

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2021 Annual Report on Form 10-K.

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

Adoption of ASU 2020-06

Effective January 1, 2022, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") using the full retrospective method. Accordingly, the Company is presenting the consolidated financial statements for the year ended December 31, 2021, and the condensed consolidated financial statements for the three months ended March 31, 2021, as if ASU 2020-06 had been effective for those periods. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. As such, we no longer separate the Convertible Senior Notes into liability and equity components. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the Convertible Senior Notes outstanding, and as a result, PIC and the related unamortized debt discount on the Convertible Senior Notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. As such, we are required to apply the if-converted method to our Convertible Senior Notes when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Senior Notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Senior Notes.

For the years ended December 31, 2021 and 2020, the adoption of this standard did not materially impact our financial performance, financial position or cash flow, but it did result in an increase in the number of diluted weighted average shares outstanding utilized in our diluted income (loss) per share calculation in periods of net income attributable to KBR. For the year ending December 31, 2022, the adoption of this standard will not materially impact our financial performance, financial position or cash flow, but it may result in an increase in the number of diluted weighted average shares outstanding utilized in our diluted income (loss) per share calculation.

Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASU 2020-06 are as follows:

	December 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Assets:
Deferred income taxes	$226	$5	$231

Liabilities:
Long-term debt	$1,852	$23	$1,875

KBR Shareholders' Equity:
PIC	$2,251	$(45)	$2,206
Retained earnings	1,260	27	1,287

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU 2020-06 are as follows:

	Three Months Ended March 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(22)	$3	$(19)
Income before income taxes	$64	$3	$67
Provision for income taxes	$(16)	$(1)	$(17)
Net income	$48	$2	$50
Net income attributable to KBR	$47	$2	$49
Net income attributable to KBR per share:
Basic	$0.33	$0.02	$0.35
Diluted	$0.33	$—	$0.33
Basic weighted average common shares outstanding	$141	$—	$141
Diluted weighted average common shares outstanding	$144	$11	$155

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU 2020-06 are as follows:

	Three Months Ended March 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net Income	$48	$2	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	7	1	8
Other	11	(3)	8
Total cash flows provided by operating activities	$50	$—	$50

Impact of Adoption of Other New Accounting Standards

Effective January 1, 2022, we adopted ASU No. 2021-04. Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses measurement, treatment and recognition of a freestanding equity-classified written call option modification or exchange. The adoption of this standard did not have an impact on our financial statements.

Effective January 1, 2022, we adopted ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard only impacts annual financial statement footnote disclosures. Therefore, the adoption did not have a material effect on our condensed consolidated financial statements.

Additional Balance Sheet Information

Other Current Liabilities

The components of other current liabilities on our condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, are presented below:

	March 31,	December 31,
Dollars in millions	2022	2021
Current maturities of long-term debt	$16	$16
Reserve for estimated losses on uncompleted contracts	18	17
Retainage payable	13	13
Restructuring reserve	15	17
Value-added tax payable	49	34
Dividend payable	17	16
Other miscellaneous liabilities	54	65
Total other current liabilities	$182	$178

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

Operations by Reportable Segment

	Three Months Ended
	March 31,
	2022	2021 (1)
Dollars in millions
Revenues:
Government Solutions	$1,459	$1,164
Sustainable Technology Solutions	255	297
Total revenues	$1,714	$1,461

Gross profit:
Government Solutions	$159	$116
Sustainable Technology Solutions	37	52
Total gross profit	$196	$168

Equity in earnings (losses) of unconsolidated affiliates:
Government Solutions	$10	$7
Sustainable Technology Solutions	(128)	5
Total equity in earnings (losses) of unconsolidated affiliates	$(118)	$12

Selling, general and administrative expenses:
Government Solutions	$(54)	$(49)
Sustainable Technology Solutions	(15)	(14)
Other	(38)	(26)
Total selling, general and administrative expenses	$(107)	$(89)

Acquisition and integration related costs	(1)	(1)
Restructuring charges and asset impairments	(1)	—
Loss on disposition of assets and investments	—	(1)
Operating income (loss)	$(31)	$89
Interest expense	(20)	(19)
Other non-operating expense	—	(3)
Income (loss) before income taxes	$(51)	$67
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2022	2021

Government Solutions
Science & Space	$253	$247
Defense & Intel	378	351
Readiness & Sustainment	533	329
International	295	237
Total Government Solutions	1,459	1,164

Sustainable Technology Solutions	255	297

Total revenue	$1,714	$1,461

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

Three Months Ended March 31, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,011	$109	$1,120
Middle East	39	49	88
Europe	283	32	315
Australia	90	—	90
Canada	—	2	2
Africa	18	17	35
Asia	3	42	45
Other countries	15	4	19
Total revenue	$1,459	$255	$1,714

	Three Months Ended March 31, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$749	$113	$862
Middle East	133	44	177
Europe	173	44	217
Australia	77	5	82
Canada	—	—	—
Africa	19	20	39
Asia	—	51	51
Other countries	13	20	33
Total revenue	$1,164	$297	$1,461

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

Three Months Ended March 31, 2022

Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$955	$—	$955
Time-and-Materials	235	175	410
Fixed Price	269	80	349
Total revenue	$1,459	$255	$1,714

	Three Months Ended March 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$689	$—	$689
Time-and-Materials	212	190	402
Fixed Price	263	107	370
Total revenue	$1,164	$297	$1,461

Performance Obligations and Contract Liabilities

We recognized revenue from performance obligations satisfied in previous periods of $18 million for the three months ended March 31, 2021.

On March 31, 2022, we had $10.9 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 33% of our remaining performance obligations as revenue within one year, 33% in years two through five and 34% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2022.

We recognized revenue of $82 million and $107 million for the three months ended March 31, 2022 and 2021, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	March 31,	December 31,
Dollars in millions	2022	2021
Unbilled	$496	$698
Trade & other	539	713
Accounts receivable	$1,035	$1,411
Note 4. Acquisitions

Frazer-Nash Consultancy Limited

On October 20, 2021, we acquired Frazer-Nash in accordance with an agreement with Babcock International Group PLC, a leading UK based provider of specialist systems, engineering and technology solutions. The aggregate consideration paid was approximately $392 million in cash, subject to other post-closing adjustments. As of March 31, 2022, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns. The Company recognized goodwill of approximately $293 million primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $89 million were recognized and comprised of customer relationships and backlog, which will be amortized over a weighted-average period of 14 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis in the individual assets and liabilities acquired and the goodwill recognized is not deductible for tax purposes.

The following supplemental pro forma, combined financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Frazer-Nash as though it had been acquired on January 1, 2021. Pro forma adjustments were primarily related to the amortization of intangibles, interest on borrowings related to the acquisition, significant nonrecurring transactions and acquisition related transaction costs. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2021, nor is it indicative of future results of operations.

Three Months Ended
Dollars in millions	March 31, 2021
(Unaudited)
Revenue	$1,506
Net income attributable to KBR	$52
Diluted earnings per share	$0.35

Harmonic Limited

On July 1, 2021, we acquired certain assets and assumed certain liabilities of Harmonic Limited ("Harmonic"). The acquired business of Harmonic provides transformation and delivery consultancy project services to UK businesses and is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under ASC 805, Business Combinations. The agreed-upon purchase price for the acquisition was $19 million, which consisted of cash paid at closing of $17 million, funded from cash on hand, and contingent consideration with an estimated fair value of $2 million that is contingent upon the achievement of certain performance targets over the period from closing through March 31, 2024. We recognized $2 million as an intangible backlog asset, $3 million in net working capital, and goodwill of $14 million arising from the acquisition, which relates primarily to future growth opportunities. The goodwill recognized is not deductible for tax purposes.

Note 5. Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture and the Aspire project cash balances are limited to specific project activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective entities. We expect to use this cash for project costs and distributions of earnings.

The components of our cash and cash equivalents balance are as follows:

	March 31, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$232	$52	$284
Short-term investments (c)	6	—	6
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	122	—	122
Total	$360	$52	$412

	December 31, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$218	$34	$252
Short-term investments (c)	2	—	2
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	116	—	116
Total	$336	$34	$370

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	March 31, 2022	March 31, 2021
Amounts included in project estimates-at-completion at January 1,	$426	$1,048
(Decrease) increase in project estimates	(117)	(9)
Approved change orders	(271)	(11)
Foreign currency impact	7	5
Amounts included in project estimates-at-completion at March 31,*	$45	$1,033

(*)As of March 31, 2022, the balance above reflects the Settlement Agreement with Combined Cycle Power Plant Subcontractor Consortium signed in April 2022.

The balance as of March 31, 2022 primarily relates to projects in our Government Solutions segment.

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

Settlement Agreement with the Combined Cycle Power Plant Subcontractor Consortium

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

JKC pursued recourse against the Consortium to recover all of the costs to complete the Power Plant, plus the additional interest and/or general damages. Each of the Consortium partners has joint and several liability with respect to all obligations under the subcontract.

As of March 31, 2022, JKC's claims against the Consortium were approximately $1.7 billion (net of subcontractor bonds and remaining original lump sum subcontract value) for recovery of JKC's costs.

Subsequently, in April 2022, JKC entered into a settlement agreement (the “Subcontractor Settlement Agreement”) to resolve outstanding claims and disputes between JKC and the Consortium. As a result of the Subcontractor Settlement Agreement, KBR expects to receive approximately $271 million of cash in two payments for our proportionate share of the settlement amount. The first payment of $203 million was paid to JKC in April 2022. The second payment for approximately $68 million is expected to be paid to JKC in March 2023, at prevailing exchange rates. KBR recorded a non-cash charge to equity in earnings (losses) of unconsolidated affiliates in the amount of $137 million during the quarter ended March 31, 2022, which reflected KBR’s proportionate share of its claims against the Consortium. KBR's Senior Credit Facility contains certain defined provisions under an 'Ichthys Recovery Event', including requiring JKC to make distributions to the JV partners for their proportionate share of the net cash proceeds. Upon receiving such distribution from JKC, KBR is required to use commercially reasonable efforts to make mandatory prepayments under Term Loan A within three business days of receipt using the net settlement proceeds. KBR is in current communication with JKC to distribute the first payment imminently.

See Note 8 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion regarding our equity method investment in JKC.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of legacy projects and legal matters. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

During the three months ended March 31, 2022 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million as a result of changes in estimates on the Ichthys LNG Project in connection with the Subcontractor Settlement Agreement discussed above. Additionally, due to the ongoing conflict between Russia and Ukraine, sanctions and trade control measures were implemented against Russia. This may have an impact on our ability to operate in the ordinary course of business as we wind down our business operations in Russia and may result in changes in estimates on our projects as we continue to assess revisions to these estimates when known. The duration and extent to which the trade sanctions against Russia effect our business will depend on future developments which still remain uncertain. As a result, during the quarter, we recognized an unfavorable change of $12 million in gross profit and incurred $4 million in severance and asset impairments costs associated with our intent to exit commercial projects in Russia.

Note 7. Restructuring Charges

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan was designed to refine our market focus, optimize costs, and improve operational efficiencies. The restructuring charges were substantially completed in the year ended December 31, 2020. The restructuring liability at March 31, 2022, was $61 million, of which $15 million is included in other current liabilities and $46 million is included in other liabilities. The restructuring liability at December 31, 2021, was $66 million, of which $17 million is included in other current liabilities and $49 million is included in other liabilities.

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Dollars in millions
Beginning balance at January 1,	$576	$881
Equity in earnings (losses) of unconsolidated affiliates	(118)	(170)
Distributions of earnings of unconsolidated affiliates (a)	(5)	(72)
Advances to (payments from) unconsolidated affiliates, net	(7)	(17)
Investments (b)	1	29
Sale of equity method investment (c)	(22)	(39)
Foreign currency translation adjustments	3	(10)
Other (d)	2	(26)
Ending balance	$430	$576

(a)The Brown & Root Industrial Services joint venture declared a distribution in the fourth quarter of 2021 that was paid to KBR during the three months ended March 31, 2022.
(b)Investments include $1 million and $26 million in funding contributions to JKC for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.
(c)During the three months ended March 31, 2022, we sold two of our three U.K. Road projects. The carrying value of our investment was $22 million. We received $18 million in cash proceeds and the purchaser agreed to assume the $4 million of consortium relief. In the second quarter of 2022, we sold the one remaining U.K. Road project and recorded a gain of approximately $16 million. During the third quarter of 2021, we sold our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project). The carrying value of our investment was $39 million. We received $43 million in cash proceeds and recorded a gain of $4 million, of which $1 million was attributable to our non-controlling interests. Subsequent to the receipt of the cash proceeds, we distributed the non-controlling interests' proportionate share of $15 million.
(d)During the year ended December 31, 2021, Other included unearned income related to the Ichthys LNG Project, which was previously recorded outside of the equity method investment balance and will not be realized as a result of the settlement proceedings. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the three months ended March 31, 2022 and 2021, our revenues included $104 million and $79 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and two other joint ventures within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2022, and December 31, 2021 are as follows:

	March 31,	December 31,
Dollars in millions	2022	2021
Accounts receivable, net of allowance for credit losses	$42	$35
Contract assets	$1	$2
Other current assets	$—	$25
Contract liabilities	$6	$5

Note 9. Retirement Benefits

The components of net periodic pension cost (benefit) related to pension benefits for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension benefit
Interest cost	$1	$9	$—	$8
Expected return on plan assets	(1)	(22)	(1)	(21)
Recognized actuarial loss	—	6	1	8
Net periodic pension benefit	$—	$(7)	$—	$(5)

For the three months ended March 31, 2022, we have contributed approximately $11 million of the $45 million we expect to contribute to our plans in 2022.

Note 10. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	March 31, 2022	December 31, 2021 (1)
Term Loan A	$438	$441
Term Loan B	510	511
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	362	364
Unamortized debt issuance costs - Term Loan A	(4)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(12)	(13)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(4)	(4)
Unamortized debt issuance costs and discount - Senior Notes	(4)	(4)
Total debt	1,886	1,891
Less: current portion	16	16
Total long-term debt, net of current portion	$1,870	$1,875
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

Senior Credit Facility

On November 18, 2021, we entered into Amendment No. 5 under our existing Credit Agreement, dated as of April 25, 2018 ("Pro Rata Facilities"), consisting of a $1 billion revolving credit facility (the "Revolver"), a $442 million Term Loan A, ("Term Loan A") with debt tranches denominated in US dollars, Australian dollars and British pound sterling and a $512 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.954 billion ("Senior Credit Facility"). The Amendment, among other things, (i) established an additional tranche of £122.1 million in Term Loan A incurred by Kellogg Brown & Root Limited, a wholly owned indirect subsidiary of KBR, Inc., organized under the laws of England and Wales, (ii) increased capacity and flexibility under certain negative covenants, (iii) permits the netting of unrestricted cash up to a specified cap for purposes of calculating the leverage ratio and (iv) reduced the interest rate payable for applicable margins and commitment fees and extended the maturity dates to November 2026 for Term Loan A and the Revolver. The maturity date of Term Loan B remained unchanged maturing February 2027.

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

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of March 31, 2022, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent and policy to settle the principal balance of the Convertible Notes in cash at our election, and any excess value upon conversion in shares of our common stock. The initial conversion price of the Convertible Notes is approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On February 18, 2022, we declared a quarterly cash dividend of $0.12 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.4809 at a strike price of $25.33.

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

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of March 31, 2022 was $39.73. The Warrant Transactions have been accounted for by recording the proceeds received as PIC.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

As of March 31, 2022, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $406 million. The incremental value over the principal amount would be fully offset by the shares we are allowed to purchase under the Note Hedge Transaction. However, the counterparties holding the warrants would have the right to purchase the same number of shares we would receive at a strike price of $39.73 resulting in value of $207 million that would have been delivered to the counterparties as of March 31, 2022.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of March 31, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $521 million of uncommitted lines of credit to support the issuance of letters of credit. As of March 31, 2022, with respect to our Senior Credit Facility, we had $362 million of outstanding borrowings previously issued to fund the acquisitions of Centauri and Frazer-Nash and $49 million of outstanding letters of credit. With respect to our $521 million of uncommitted lines of credit, we had utilized $215 million for letters of credit as of March 31, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $895 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 11. Income Taxes

The effective tax rate was approximately (37)% and 25% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022, as compared to the U.S. statutory rate of 21%, was primarily impacted by an equity adjustment on an LNG project. An equity adjustment was recorded on an entity in which KBR is a JV partner in the first quarter of 2022. Since the tax impact for this adjustment was taxed at the JV level, KBR will not receive a tax benefit. Excluding the tax impact of discrete items, our tax rate would be 25% for the three months ended March 31, 2022.

Our estimated annual effective rate for 2022 is 25% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2022 earnings are generated.

The valuation allowance for deferred tax assets as of March 31, 2022 and December 31, 2021 was $201 million and $204 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $538 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $619 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 was $89 million.

Note 12. Commitments and Contingencies

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims. SSI’s initial defense was filed and a hearing was held in December 2018. A merits hearing was held in February 2019. In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award. Exxon and SSI have appealed the award and requested suspension of the provisional award which was approved on April 2, 2019. Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020 the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021. A hearing took place on December 21, 2021, and while a decision was not issued at the hearing, the Reporting Judge of the Chadian Supreme Court indicated, with regard to the fourth plea concerning the unicity of judicial matters, that this ground alone justified quashing the decision. On February 9, 2022, the Chadian Supreme Court issued an abstract of their forthcoming decision upholding the lower court’s ruling. We are still awaiting a full decision by the Chadian Supreme Court.

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

As of March 31, 2022, we have accrued a probable and reasonably estimable potential loss in an amount that is immaterial. At this time, fact discovery and expert review are still ongoing. The joint venture, joint venture insurers and client continue to be engaged in discussions concerning potential resolution of the claims.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $86 million as of March 31, 2022 and $76 million as of December 31, 2021, which are recorded in other liabilities on our consolidated balance sheets.

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

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Several of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government. Suits brought by private individuals are called "qui tams." In the event we prevail in defending these allegations, a majority of our defense costs will be billable under the LogCAP III contract. All costs billed under LogCAP III are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association all its claims under various LogCAP III subcontracts. After complete hearings on all claims, the arbitration panel awarded FKTC $17 million plus interest for claims involving damages on lost or unreturned vehicles. In addition, we determined that we owe FKTC $32 million in connection with other subcontracts provided we are reimbursed for these same costs by the U.S. government. We lost our claims against the government and have exercised our offset or clawback rights as against FKTC in the arbitration. FKTC does not agree with our right of offset and a final hearing will be needed to resolve this issue and our other counterclaims against FKTC. A hearing was held on January 31 - February 1, 2022. Post-heard briefs have now been filed and we await a decision by the Tribunal, which we anticipate in the second quarter of 2022. Management accrued a probable and reasonably estimable loss amount, which is included in other liabilities on our condensed consolidated balance sheets, to cover either liability as determined by the panel or a negotiated settlement with FKTC on this matter.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more which were expected to occur in early 2020 were postponed due to COVID-19 but resumed in 2021. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted it remains an option on appeal. Fact discovery has been completed and expert discovery is expected to continue through July 2022. We believe the allegations of fraud by the relators are without merit and, based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us as of March 31, 2022, we are not able to estimate a reasonably possible loss and accordingly, no amounts have been accrued.

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

Discovery for this complaint is now complete. On March 30, 2020, the Court granted KBR’s motion to transfer the case to the Southern District of Texas and the court allowed one additional deposition to take place. KBR and the U.S government filed various dispositive motions which remained under consideration by the Court for an extended period. In March 2021, while granting some of KBR’s motions for summary judgment, the court also concluded that we breached the FCA as a matter of law as to several subcontracts. We filed for two motions for reconsideration, one addressing the ruling on KBR’s motion for summary judgment and one addressing the U.S. government’s motion. A hearing was held and the Court issued a ruling on both motions, granting in part and denying in part on both motions. The Court also set a trial date for February 2022 which has now been postponed to May 2022. As of March 31, 2022, we have accrued a probable and reasonably estimable loss amount, which is included in other liabilities on our condensed consolidated balance sheets.

Note 14. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $30 million as of March 31, 2022, and December 31, 2021. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for costs incurred under various U.S. government cost-reimbursable contracts within our GS business segment. As of March 31, 2022 and December 31, 2021, $29 million of the total claims and accounts receivable balance relate to contracts where our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. The remaining $1 million as of March 31, 2022, and December 31, 2021 relate to Form 1s issued by the U.S. government questioning or objecting to costs billed to them. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 15. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income adjustments before reclassifications	(19)	—	17	(2)
Amounts reclassified from AOCL	—	5	2	7
Net other comprehensive income (loss)	(19)	5	19	5
Balance at March 31, 2022	$(315)	$(576)	$15	$(876)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income adjustments before reclassifications	6	—	12	18
Amounts reclassified from AOCL	1	7	3	11
Net other comprehensive income (loss)	7	7	15	29
Balance at March 31, 2021	$(284)	$(757)	$(13)	$(1,054)

Reclassifications out of AOCL, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2022	2021	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$(1)	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$—	$(1)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(6)	$(8)	See (a) below
Tax benefit	1	1	Provision for income taxes
Net pension and post-retirement benefits	$(5)	$(7)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(3)	$(4)	Other non-operating expense
Tax benefit	1	1	Provision for income taxes
Net changes in fair value of derivatives	$(2)	$(3)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 9 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of March 31, 2022, $200 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	March 31, 2022
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	519,332	$48.12	$25
Withheld to cover shares	170,939	$48.70	$8
Total	690,271	$48.26	$33

	Three Months Ended
	March 31, 2021
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	—	$—	$—
Withheld to cover shares	129,376	$31.07	$4
Total	129,376	$31.07	$4

Note 17. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for Convertible Debt and the treasury stock method for all other instruments.

A reconciliation of the number of shares used for the basic and diluted income per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2022	2021 (1)
Basic weighted average common shares outstanding	140	141
Stock options, restricted shares, and convertible debt (a)	—	14
Diluted weighted average common shares outstanding (b)	140	155
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

(a)For the three months ended March 31, 2021, there was a diluted impact primarily related to our Convertible Debt.
(b)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our full retrospective adoption of ASU 2020-06 on January 1, 2022, we are required to apply the if-converted method to our Convertible Debt when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Debt, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Debt. For the three months ended March 31, 2022, the Convertible Notes did not impact the calculation of diluted income (loss) per share as they were anti-dilutive. For the three months ended March 31, 2021, the Convertible Notes impacted the calculation of diluted income (loss) per share as the average price of our common stock exceeded the conversion price of $25.40. Additionally, diluted net income (loss) per share did not include any effect from the Warrant Transactions (as defined in Note 10, "Debt and Other Credit Facilities", to our condensed consolidated financial statements) for the three months ended March 31, 2022 as they were anti-dilutive. For the three months ended March 31, 2021, the Warrant Transactions did not impact diluted net income (loss) per share as the average price of our common stock did not exceed the exercise price of $39.85. The Warrant Transactions may have a dilutive effect on diluted net income (loss) per share in the year ending December 31, 2022 in periods for which we report net income attributable to KBR and the average price of our common stock exceeds the applicable exercise price.

For purposes of applying the two-class method in computing income (loss) per share, there was no net earnings allocated to participating securities for the three months ended March 31, 2022 and $0.3 million net earnings allocated to participating securities, or a negligible amount per share, for the three months ended March 31, 2021. For the three months ended March 31, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Convertible Debt, 13.8 million related to the Warrant Transactions and 0.8 million related to our stock options and restricted stock awards. For the three months ended March 31, 2021, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Warrant Transactions and 1.1 million related to our stock options and restricted stock awards.

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

			March 31, 2022		December 31, 2021
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$438	$438	$441	$441
Term Loan B	Level 2		510	509	511	514
Convertible Notes	Level 2		350	767	350	669
Senior Notes	Level 2		250	244	250	256
Senior Credit Facility	Level 2	`	362	362	364	364
Nonrecourse project debt	Level 2		2	2	2	2

See Note 10 "Debt and Other Credit Facilities" for further discussion of our term loans, convertibles notes and nonrecourse project debt.

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

As of March 31, 2022, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $81 million, all of which had durations of 19 days or less. We also had approximately $8 million (gross notional value) of cash flow hedges which had durations of 26 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at March 31, 2022, and December 31, 2021. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in other non-operating expense on our condensed consolidated statements of operations.

	Three Months Ended
	March 31,
Dollars in millions	2022	2021
Balance Sheet Hedges - Fair Value	$—	$—
Balance Sheet Position - Remeasurement	—	(6)
Net loss	$—	$(6)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR based loans into fixed-rate loans. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive one-month LIBOR and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps. Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at March 31, 2022, was a $19 million net asset, of which $22 million is included in other assets, $2 million is included in other current assets and $5 million is included in other current liabilities. The unrealized net gain on these interest rate swaps was $19 million and is included in AOCL as of March 31, 2022. The fair value of the interest rate swaps at December 31, 2021, was a $3 million liability, of which $10 million is included in other current liabilities and $7 million is included in other assets. The unrealized net losses on these interest rate swaps was $3 million and included in AOCL as of December 31, 2021.

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

At March 31, 2022, our STS business segment that is subject to credit risk reported approximately $357 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowance for credit losses of $13 million. Based on an aging analysis at March 31, 2022, 87% of our accounts receivable related to this segment was outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amount. During the three months ended March 31, 2022, the Company has derecognized $1,287 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,278 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Three Months Ended	Three Months Ended
Dollars in millions	March 31, 2022	March 31, 2021
Beginning balance	$481	112
Sale of receivables	1,287	602
Settlement of receivables	(1,649)	(597)
Cash collected, not yet remitted	(1)	—
Outstanding balances sold to financial institutions	$118	$117

Note 19. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In 2017, the United Kingdom's Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debts and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the FCA announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our Senior Credit Facility and certain of our derivative instruments reference LIBOR base rates. Our Senior Credit Facility contains provisions to transition into alternative reference rates including calculations to be employed when LIBOR ceases to be available as a benchmark. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final termination of USD LIBOR index benchmark. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference rates, but we will continue to monitor the impact of this transition until it is completed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes and our 2021 Annual Report on Form 10-K.

Overview
KBR Inc., a Delaware corporation ("KBR"), delivers science, technology and engineering solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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

KBR's strategic growth vectors include:
•Defense modernization;
•Space superiority;
•Health and human performance; and
•Sustainable technology.

Key customers include U.S. DoD agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, London Metropolitan Police and other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

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

On October 20, 2021, we acquired Frazer-Nash Consultancy Limited ("Frazer-Nash"), a leading provider of high-end systems engineering, assurance and technology advisory services used to solve complex challenges. Frazer-Nash provides a broad range of professional advisory services across the defense, renewable energy and critical infrastructure sectors primarily in the U.K. and Australia. Additional information relating to the Frazer-Nash acquisition is described in Note 4 to our condensed consolidated financial statements.

Business Environment and Trends

Government Outlook

On March 15, 2022, President Biden signed into law the $1.5 trillion Consolidated Appropriations Act 2022, which includes $782 billion in defense spending, of which $742 billion is for the DoD, and $730 billion for non-defense discretionary spending representing an increase from the fiscal 2021 budget of 6% and 7%, respectively. The fiscal 2022 U.S. defense spending budget prioritizes and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats and continues the restoration of military readiness. The budget includes several measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics and biotechnologies. Additionally, the fiscal 2022 defense budget includes $13.6 billion for military and humanitarian support for Ukraine. The non-defense discretionary budget includes $24 billion, or a 3% increase, in funding for NASA to support the continuation of scientific research and exploration as well as increased funding across all agencies to tackle climate change.

On March 28, 2022, President Biden provided his proposed fiscal 2023 budget of $1.6 trillion, which included $813 billion in defense spending, of which $773 billion is for the DoD, and $785 billion for non-defense discretionary spending which represents an increase from the fiscal 2022 budget of 4% and 8%, respectively. The U.S. defense spending budget prioritizes initiatives outlined in the fiscal 2022 budget in addition to, among other things, increased support for the U.S. European Command. The non-defense discretionary spending proposal includes $26 billion, or an 8% increase from the fiscal 2022 budget, in funding for NASA to support the continuation of scientific research, exploration and space technology, as well as increased funding across all agencies to address the climate crisis.

In connection with Operation Allies Welcome ("OAW"), KBR has been engaged by the U.S. DoD to provide humanitarian support across numerous military bases to those awaiting resettlement. Such support includes temporary housing, food service, medical care and other services. We substantially completed this non-recurring OAW support in the first quarter of 2022.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. The U.K. government has committed to a 14% increase in defense spending over the coming four years. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability.

In November 2021, we announced that HomeSafe Alliance LLC (“HomeSafe”), a KBR led joint venture with Tier One Relocation, was awarded the global household goods contract by U.S. Transportation Command. The contract ceiling value is $20 billion with a potential 9-year term, inclusive of all options periods. HomeSafe is expected to be the exclusive household goods move management service provider for the U.S. Armed Forces, U.S. DoD civilians and their families. Under this contract, HomeSafe plans to modernize and infuse technology to improve the domestic and international relocation experience for all military personnel and their families. The award of this program is being protested by the non-prevailing parties at the Court of Federal Claims and the transition has been placed on hold.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition and renewable energy sources. Clients continue to prioritize investment in digital solutions to optimize operations, increase end-product flexibility and energy efficiency, reduce unplanned downtime and minimize environmental footprint. As companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia which complements KBR's proprietary process technology and capabilities.

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

In response to Russia's military invasion of Ukraine, we announced our intent to exit commercial projects in Russia in a responsible manner. We expect that the reconfiguration of global supply and demand stemming from expanding sanctions on Russia will result in near and mid-term investments to enable energy, chemical and food production security globally.

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Government Solutions
• Sustainable Technology Solutions

Non-core business segment
• Other

See additional information on our business segments in Note 2 to our condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The information below is an analysis of our consolidated results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended March 31,
				2022 vs. 2021
Dollars in millions	2022		2021 (1)	$	%
Revenues	$1,714		$1,461	$253	17%
Cost of revenues	$(1,518)		$(1,293)	$225	17%
Gross profit	$196		$168	$28	17%
Equity in earnings (losses) of unconsolidated affiliates	$(118)		$12	$(130)	n/m
Selling, general and administrative expenses	$(107)		$(89)	$18	20%
Acquisition and integration related costs	$(1)		$(1)	$—	n/m
Restructuring charges and asset impairments	$(1)		$—	$1	n/m
Loss on disposition of assets and investments	$—		$(1)	$(1)	n/m
Operating income (loss)	$(31)		$89	$(120)	(135)%
Interest expense	$(20)		$(19)	$1	5%
Other non-operating expense	$—		$(3)	$(3)	(100)%
Income (loss) before provision for income taxes and noncontrolling interests	$(51)		$67	$(118)	(176)%
Provision for income taxes	$(19)		$(17)	$2	n/m
Net income (loss)	$(70)		$50	$(120)	(240)%
Net income attributable to noncontrolling interests	$1		$1	$—	n/m
Net income (loss) attributable to KBR	$(71)	0	$49	$(120)	(245)%
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

n/m - not meaningful

Revenues. Revenues increased by $253 million, or 17%, to $1.7 billion for the three months ended March 31, 2022 compared to $1.5 billion for three months ended March 31, 2021. The increase was primarily driven by our GS business segment attributable to continued organic growth in our GS business units, including the OAW program which contributed $269 million in 2022, and the acquisition of Frazer-Nash in October 2021. This growth was partially offset by reduced GS operational tempo in the Middle East, the impact of our announced intent to exit commercial operations in Russia, timing of certain STS projects and the completion or near completion of remaining projects that we strategically exited in 2020.

Gross profit. The increase in overall gross profit of $28 million, or 17%, was primarily driven by items discussed above and lower amortization of intangibles from the Centauri acquisition.

Equity in earnings (losses) of unconsolidated affiliates. The overall decrease in equity in earnings (losses) of unconsolidated affiliates was primarily driven by a non-cash charge in the amount of $137 million associated with the Ichthys LNG Project recognized in the current quarter as a result of a settlement agreement entered into with JKC and the consortium of subcontractors of the Combined Cycle Power Plant. As a result of the settlement agreement, the outstanding claims and disputes between the parties related to the Combined Cycle Power Plant have been resolved and the parties agreed to withdraw all claims and terminate all ongoing arbitration and court proceedings.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended March 31, 2022 were $18 million higher than the same period in 2021, which was primarily driven by incremental expenses from the Frazer-Nash business and the Company's return to the office, increased travel and other corporate initiatives.

Acquisition and integration related costs. Acquisition and integration related costs were $1 million for each of the three months ended March 31, 2022 and 2021 primarily due to costs incurred related to the Company's historical acquisitions.

Loss on disposition of assets and investments. The loss on the disposition of assets and investments remained materially consistent for each of the three months ended March 31, 2022 and 2021.

Interest expense. The increase in interest expense was primarily driven by increased borrowings to finance the acquisition of Frazer-Nash in October 2021.

Other non-operating expense. Other non-operating expense includes interest income, foreign exchange gains and losses and other non-operating income or expense items with the change primarily driven by foreign exchange gains and losses.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2022 reflects a (37)% tax rate as compared to a 25% tax rate for the three months ended March 31, 2021. The effective tax rate of (37)% for the three months ended March 31, 2022 was primarily impacted by the non-cash charge in equity in earnings associated with the Ichthy's LNG project. Excluding the tax impact of discrete items, our tax rate would be 25% for the three months ended March 31, 2022. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net income attributable to noncontrolling interests. The net income attributable to noncontrolling interests remained materially consistent for each of the three months ended March 31, 2022 and 2021.

Results of Operations by Business Segment

	Three Months Ended March 31,
			2022 vs. 2021
Dollars in millions	2022	2021	$	%
Revenues
Government Solutions	$1,459	$1,164	$295	25%
Sustainable Technology Solutions	255	297	(42)	(14)%
Total revenues	$1,714	$1,461	$253	17%

Gross profit
Government Solutions	$159	$116	$43	37%
Sustainable Technology Solutions	37	52	(15)	(29)%
Total gross profit	$196	$168	$28	17%

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$10	$7	$3	43%
Sustainable Technology Solutions	(128)	5	(133)	n/m
Total equity in earnings (losses) of unconsolidated affiliates	$(118)	$12	$(130)	n/m

Total selling, general and administrative expenses	$(107)	$(89)	$18	20%

Acquisition and integration related costs	$(1)	$(1)	$—	n/m

Restructuring charges and asset impairments	$(1)	$—	$1	n/m

Loss on disposition of assets and investments	$—	$(1)	$(1)	n/m

Operating income (loss)	$(31)	$89	$(120)	(135)%

n/m - not meaningful

Government Solutions

GS revenues increased by $295 million, or 25%, to $1.5 billion for the three months ended March 31, 2022, compared to $1.2 billion for the three months ended March 31, 2021. The increase was primarily driven by organic revenue growth across our GS business units, including work associated with the OAW program which contributed $269 million during the three months ended March 31, 2022. Additionally, the increase is attributed to the acquisition of Frazer-Nash in October 2021. These increases were partially offset by reduced activity in the Middle East.

GS gross profit increased by $43 million, to $159 million for the three months ended March 31, 2022, compared to $116 million for the three months ended March 31, 2021. The increase was primarily driven by items discussed above as well as lower amortization of intangibles from the Centauri acquisition.

GS equity in earnings of unconsolidated affiliates increased by $3 million to $10 million for the three months ended March 31, 2022, compared to $7 million for the three months ended March 31, 2021. The increase was primarily driven by better performance of joint ventures and increased work in our International business.

Sustainable Technology Solutions

STS revenues decreased by $42 million, or 14%, to $255 million for the three months ended March 31, 2022, compared to $297 million for the three months ended March 31, 2021. STS gross profit decreased by $15 million, or 29%, to $37 million for the three months ended March 31, 2022, compared to $52 million in the three months ended March 31, 2021. The decreases in revenues and gross profit were primarily driven by the $12 million non-cash impact to gross profit resulting from our announced intent to exit commercial operations in Russia, timing of certain STS projects and the completion or near completion of remaining projects that we strategically exited in 2020.

STS equity in earnings (losses) of unconsolidated affiliates decreased by $133 million to $128 million loss for the three months ended March 31, 2022, compared to $5 million in equity earnings for the three months ended March 31, 2021. The decrease was primarily driven by a non-cash charge in the amount of $137 million relating to the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by our consolidated and unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate over the contract period due to the release of contracted work in phases by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the expected value of our services in backlog.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.5 billion at March 31, 2022, and $2.6 billion at December 31, 2021. As a result of our intent to exit commercial projects in Russia, ending backlog was reduced by $56 million as of March 31, 2022.

The following table summarizes our backlog by business segment as of March 31, 2022, and December 31, 2021, respectively:

	March 31,	December 31,
Dollars in millions	2022	2021
Government Solutions	$11,572	$12,628
Sustainable Technology Solutions	2,412	2,345
Total backlog	$13,984	$14,973

We estimate that as of March 31, 2022, 29% of our backlog will be executed within one year. Of this amount, 89% will be recognized in revenues on our condensed consolidated statement of operations and 11% will be recorded by our unconsolidated joint ventures. As of March 31, 2022, $71 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2022, 11% of our backlog was attributable to fixed-price contracts, 46% was attributable to PFIs, 25% was attributable to cost-reimbursable contracts and 18% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2022, $8.5 billion of our GS backlog was currently funded by our customers.

As of March 31, 2022, we had approximately $4.6 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $14.0 billion and the remaining performance obligations as defined by ASC 606 of $10.9 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6, 12 and 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, our Senior Credit Facility, (as defined below) and access to capital markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects. We often receive cash in the early phases of our technology projects. On time-and-material and cost reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
STS services projects may require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit may be issued under the Revolver (as defined below) or with lending counterparties on a bilateral, syndicated or other basis.
As discussed in Note 10 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, on November 18, 2021, we entered into Amendment No. 5 under our existing Credit Agreement, dated as of April 25, 2018 ("Pro Rata Facilities") consisting of a $1 billion revolving credit facility (the "Revolver"), a $442 million Term Loan A, ("Term Loan A") with debt tranches denominated in US dollars, Australian dollars and British pound sterling and a $512 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.954 billion ("Senior Credit Facility"). The Amendment, among other things, (i) established an additional tranche of £122.1 million in Term Loan A incurred by Kellogg Brown & Root Limited, a wholly owned indirect subsidiary of KBR, Inc., organized under the laws of England and Wales, (ii) increased capacity and flexibility under certain negative covenants, (iii) permits the netting of unrestricted cash up to a specified cap for purposes of calculating the leverage ratio and (iv) reduced the interest rate payable for applicable margins and commitment fees and extended the maturity dates to November 2026 for Term Loan A and the Revolver. The maturity date of Term Loan B remained unchanged maturing February 2027.
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of March 31, 2022, we were in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $412 million at March 31, 2022, and $370 million at December 31, 2021, and consisted of the following:

	March 31,	December 31,
Dollars in millions	2022	2021
Domestic U.S. cash	$52	$34
International cash	238	220
Joint venture and Aspire Defence project cash	122	116
Total	$412	$370
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

As of March 31, 2022, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Dollars in millions	2022	2021
Cash flows provided by operating activities	$89	$50
Cash flows (used in) investing activities	12	(22)
Cash flows (used in) financing activities	(52)	(22)
Effect of exchange rate changes on cash	(7)	3
Increase in cash and cash equivalents	$42	$9

Operating Activities. Cash provided by operations totaled $89 million and $50 million for the three months ended March 31, 2022 and 2021, respectively, as compared to net loss of $70 million and net income of $50 million for the three months ended March 31, 2022 and 2021, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the $370 million favorable cash flow impact related to accounts receivable and the $400 million unfavorable cash flow impact related to accounts payable were primarily driven by collections and payments in the first quarter of 2022 related to the significant volume from the OAW program in the fourth quarter of 2021.

Investing Activities. Cash provided by investing activities totaled $12 million for the three months ended March 31, 2022 and was primarily due to proceeds of $18 million from the sale of our investment interest in two of our three U.K. Roads Projects. See Note 8 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by $6 million in capital expenditures.

Cash used in investing activities totaled $22 million for the three months ended March 31, 2021 and was primarily used for our acquisition of a technology license, our investment in a plastics recycling technology and funding our proportionate share of JKC's ongoing legal and commercial costs.

Financing Activities. Cash used in financing activities totaled $52 million for the three months ended March 31, 2022 and was primarily due to approximately $15 million of dividend payments to common shareholders, $25 million for the repurchase of common stock under our share repurchase program, $8 million for the repurchase of common stock under our "withheld to cover" program, $3 million repayment on our finance lease obligations and $4 million in payments on borrowings related to our Senior Credit Facility. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility. This was partially offset by the net proceeds received from the issuance of common stock of $4 million.

Cash used in financing activities totaled $22 million for the three months ended March 31, 2021 and was primarily due to approximately $14 million of dividend payments to common shareholders, $4 million repayment on our finance lease obligations and $3 million in payments on borrowings related to our Senior Credit Facility.

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

Other factors potentially affecting liquidity

Ichthys LNG Project. In reference to Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors” to our condensed consolidated financial statements, in October 2021, JKC entered into a binding settlement agreement (the “Settlement Agreement”) that resolved the outstanding claims and disputes between JKC and its client, Ichthys LNG Pty, Ltd (collectively, “the Parties”). As a result of the Settlement Agreement, the Parties agreed to withdraw all claims and terminate all ongoing arbitration and court proceedings between the Parties. As part of the Settlement Agreement, KBR’s letters of credit were also reduced to $82 million from $164 million.
In April 2022, JKC entered into a settlement agreement (the “Subcontractor Settlement Agreement”) to resolve outstanding claims and disputes between JKC and the consortium of subcontractors. As a result of the Subcontractor Settlement Agreement, KBR expects to receive approximately $271 million of cash in two payments for our proportionate share of the settlement amount. The first payment of $203 million was paid to JKC in April 2022. The second payment for approximately $68 million is expected to be paid to JKC in March 2023, at prevailing exchange rates. KBR recorded a non-cash charge to equity in earnings (losses) of unconsolidated affiliates in the amount of $137 million during the quarter ended March 31, 2022, which reflected KBR’s proportionate share of its claims against the Consortium. KBR's Senior Credit Facility contains certain defined provisions under an 'Ichthys Recovery Event', including requiring JKC to make distributions to the JV partners for their proportionate share of the net cash proceeds. Upon receiving such distribution from JKC, KBR is required to use commercially reasonable efforts to make mandatory prepayments under Term Loan A within three business days of receipt using the net settlement proceeds. KBR is in current communication with JKC to distribute the first payment imminently.

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $64 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of March 31, 2022) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the three months ended March 31, 2022, was $11 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the trustees of the U.K. pension plan that is negotiated on a triennial basis which commenced in 2021 and is required to be completed by June 2022. The current agreement calls for minimum annual contributions of £33 million ($44 million at current exchange rates) until the next minimum funding requirements are finalized. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

Convertible Senior Notes
Information relating to our Convertible Senior Notes is described in Note 1 "Basis of Presentation" and Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2021 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of March 31, 2022, we had no material guarantees of the work or obligations of third parties recorded.

As of March 31, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $521 million of uncommitted lines of credit to support the issuance of letters of credit. As of March 31, 2022, with respect to our Senior Credit Facility, we had $362 million of outstanding borrowings previously issued to fund the acquisitions of Centauri and Frazer-Nash and $49 million of outstanding letters of credit. With respect to our $521 million of uncommitted lines of credit, we had utilized $215 million for letters of credit as of March 31, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $895 million. Information relating to our letters of credit is described in Note 10

"Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2021 Annual Report on Form 10-K, for the year ended December 31, 2021, which discussion is incorporated herein by reference.

See Note 1 "Basis of Presentation" to our condensed consolidated financial statements for a discussion of the impact of the adoption of ASU 2020-06 and the potential impact of other new accounting standards effective for our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash and cash equivalents are deposited with major banks throughout the world. We invest excess cash and cash equivalents in short-term securities, primarily money market funds, which carry a fixed rate of return. We have not incurred any credit risk losses related to deposits of our cash and cash equivalents.

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. No net gain or loss was recorded for the three months ended March 31, 2022, and net loss of $6 million was recorded for the three months ended March 31, 2021 in other non-operating expense on our condensed consolidated statements of operations. The net loss of $6 million during the three months ended March 31, 2021 consisted primarily of unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and European Euros resulting in foreign currency loss of approximately $7 million, net of $1 million related to changes in the fair value of balance sheet hedges.
We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of March 31, 2022. Information relating to fair value measurements is described in Note 18 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $362 million of borrowings outstanding under the Revolver and $948 million outstanding under the term loan portions of the Senior Credit Facility as of March 31, 2022. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 10 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive one-month LIBOR and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The fair value of the interest rate swaps at March 31, 2022, was a $19 million net asset, of which $22 million is included in other assets, $2 million is included in other current assets and $5 million is included in other current liabilities.

At March 31, 2022, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $810 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the three months ended March 31, 2022 was 3.43%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of March 31, 2022.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6, 12 and 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

Aside from the below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2021.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Political, economic and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and operations as a portion of our revenue is derived from foreign operations. We announced our intent to exit commercial projects in Russia in a responsible manner. We do not expect this exit to have a material adverse impact on our results of operations. However, sanctions and trade control measures implemented against Russia in response to the conflict may have an impact on our ability to operate in the ordinary course of business as we wind down our business operations in Russia. Any alleged or actual failure to comply with these measures as we extricate our business operations from Russia may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have an adverse effect on our international operations, financial condition and results of operations. Additionally, the broader implications of this conflict, which may include additional international sanctions, embargoes, regional instability and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflict's effects on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the following:

•adverse effects on macroeconomic conditions, including inflation, demand for our products and potential recessionary economic conditions;
•increased cyber security threats;
•adverse changes in trade policies, taxes, government regulations and tariffs;
•our ability to obtain compensation for increased costs incurred related to rising costs of equipment, materials and labor on fixed-price contracts;
•our ability to implement and execute our business strategy;
•disruptions in global supply chains;
•our exposure to foreign currency fluctuations; and
•constraints, volatility or disruption in the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of March 31, 2022, $200 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock during the three months ended March 31, 2022:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2022	582,484	$48.09	519,332	$200,320,822
February 1 - 28, 2022	74,411	$49.25	—	$200,320,822
March 1 - 31, 2022	33,376	$49.15	—	$200,320,822
Total	690,271	—	519,332	$200,320,822

(1)Included within shares repurchased herein are 170,939 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $48.70 per share.

Item 6. Exhibits

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2	Amended and Restated Bylaws of KBR, Inc. (incorporated by reference to Exhibit 3.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

*10.1+	Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.6+	Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101	The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104	Cover Page Interactive Data File - formatted as Inline XBRL contained in Exhibit 101

+	Management contracts or compensatory plans or arrangements

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Shad E. Evans
Mark W. Sopp	Shad E. Evans
Executive Vice President and Chief Financial Officer	Senior Vice President of Finance Operations and Chief Accounting Officer

Dated: April 28, 2022                      Dated: April 28, 2022