Form 10-Q
period 2022-06-30
KBR, INC.
filed 2022-08-02
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

As of July 21, 2022, there were 139,043,581 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021 (1)	2022	2021 (1)

Revenues	$1,616	$1,536	$3,330	$2,997
Cost of revenues	(1,415)	(1,329)	(2,933)	(2,622)
Gross profit	201	207	397	375
Equity in earnings (losses) of unconsolidated affiliates	10	(186)	(108)	(174)
Selling, general and administrative expenses	(105)	(103)	(212)	(192)
Acquisition and integration related costs	—	(3)	(1)	(4)
Gain (loss) on disposition of assets and investments	22	(1)	22	(2)
Other	(1)	(2)	(2)	(2)
Operating income (loss)	127	(88)	96	1
Interest expense	(21)	(20)	(41)	(39)
Unrealized gain on cost method investment	16	—	16	—
Other non-operating income (expense)	5	2	5	(1)
Income (loss) before income taxes	127	(106)	76	(39)
Provision for income taxes	(33)	(40)	(52)	(57)
Net income (loss)	94	(146)	24	(96)
Less: Net income attributable to noncontrolling interests	—	3	1	4
Net income (loss) attributable to KBR	$94	$(149)	$23	$(100)
Net income (loss) attributable to KBR per share
Basic	$0.68	$(1.06)	$0.17	$(0.71)
Diluted	$0.61	$(1.06)	$0.17	$(0.71)
Basic weighted average common shares outstanding	139	141	139	141
Diluted weighted average common shares outstanding	156	141	156	141
Cash dividends declared per share	$0.12	$0.11	$0.24	$0.22
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021 (1)	2022	2021 (1)
Net income (loss)	$94	$(146)	$24	$(96)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	5	(53)	12
Pension and post-retirement benefits	6	7	12	16
Changes in fair value of derivatives	11	—	35	19
Other comprehensive income (loss)	(17)	12	(6)	47
Income tax expense:
Foreign currency translation adjustments	—	(1)	—	(1)
Pension and post-retirement benefits	(1)	(1)	(2)	(3)
Changes in fair value of derivatives	(2)	(1)	(7)	(5)
Income tax expense	(3)	(3)	(9)	(9)
Other comprehensive income (loss), net of tax	(20)	9	(15)	38
Comprehensive income (loss)	74	(137)	9	(58)
Less: Comprehensive income attributable to noncontrolling interests	—	3	1	4
Comprehensive income (loss) attributable to KBR	$74	$(140)	$8	$(62)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31, (1)
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$516	$370
Accounts receivable, net of allowance for credit losses of $11 and $13, respectively	1,033	1,411
Contract assets	208	224
Other current assets	125	147
Total current assets	1,882	2,152
Claims and accounts receivable	30	30
Property, plant, and equipment, net of accumulated depreciation of $420 and $431 (including net PPE of $16 and $19 owned by a variable interest entity), respectively	135	136
Operating lease right-of-use assets	150	158
Goodwill	2,025	2,060
Intangible assets, net of accumulated amortization of $308 and $291, respectively	656	708
Equity in and advances to unconsolidated affiliates	199	576
Deferred income taxes	202	231
Other assets	239	153
Total assets	$5,518	$6,204
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$647	$1,026
Contract liabilities	337	313
Accrued salaries, wages and benefits	296	317
Operating lease liabilities	44	41
Other current liabilities	168	178
Total current liabilities	1,492	1,875
Pension obligations	38	88
Employee compensation and benefits	97	111
Income tax payable	93	95
Deferred income taxes	72	70
Long-term debt	1,746	1,875
Operating lease liabilities	179	188
Other liabilities	205	219
Total liabilities	3,922	4,521
Commitments and Contingencies (Notes 6, 12 and 13)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 180,701,942 and 179,983,586 shares issued, and 139,042,581 and 139,786,136 shares outstanding, respectively	—	—
PIC	2,222	2,206
Retained earnings	1,276	1,287
Treasury stock, 41,659,361 shares and 40,197,450 shares, at cost, respectively	(1,016)	(943)
AOCL	(896)	(881)
Total KBR shareholders’ equity	1,586	1,669
Noncontrolling interests	10	14
Total shareholders’ equity	1,596	1,683
Total liabilities and shareholders’ equity	$5,518	$6,204
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2022	$1,578	$2,216	$1,200	$(976)	$(876)	14
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.12/share)	(17)	—	(17)	—	—	—
Repurchases of common stock	(41)	—	—	(41)	—	—
Issuance of ESPP shares	—	—	—	—	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	(2)	—	(1)	1	—	(2)
Net income	94	—	94	—	—	—
Other comprehensive loss, net of tax	(20)	—	—	—	(20)	—
Balance at June 30, 2022	$1,596	$2,222	$1,276	$(1,016)	$(896)	$10

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2021	$1,701	$2,251	$1,260	$(943)	$(881)	$14
Cumulative adjustment for the adoption of ASU 2020-06	(18)	(45)	27	—	—	—
Adjusted balance at January 1, 2022	1,683	2,206	1,287	(943)	(881)	14
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.24/share)	(34)	—	(34)	—	—	—
Repurchases of common stock	(74)	—	—	(74)	—	—
Issuance of ESPP shares	1	1	—	—	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	(2)	—	—	1	—	(3)
Net income	24	—	23	—	—	1
Other comprehensive income, net of tax	(15)	—	—	—	(15)	—
Balance at June 30, 2022	$1,596	$2,222	$1,276	$(1,016)	$(896)	$10

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2021	$1,675	$2,230	$1,336	$(866)	$(1,054)	$29
Cumulative adjustment for the adoption of ASU 2020-06	(25)	(45)	20	—	—	—
Adjusted balance at April 1, 2021	1,650	2,185	1,356	(866)	(1,054)	29
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	6	6	—	—	—	—
Dividends declared to shareholders ($0.11/share)	(15)	—	(15)	—	—	—
Repurchases of common stock	(28)	—	—	(28)	—	—
Issuance of ESPP shares	—	—	—	—	—	—
Investments by noncontrolling interests	—	—	—	—	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	—	—	—	(1)	—	1
Net income	(146)	—	(149)	—	—	3
Other comprehensive income, net of tax	9	—	—	—	9	—
Balance at June 30, 2021	$1,479	$2,195	$1,192	$(895)	$(1,045)	$32

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Cumulative adjustment for the adoption of ASU 2020-06	(27)	(45)	18	—	—	—
Adjusted balance at January 1, 2021	1,582	2,177	1,323	(864)	(1,083)	29
Share-based compensation	8	8	—	—	—	—
Common stock issued upon exercise of stock options	10	10	—	—	—	—
Dividends declared to shareholders ($0.22/share)	(31)	—	(31)	—	—	—
Repurchases of common stock	(32)	—	—	(32)	—	—
Issuance of ESPP shares	2	—	—	2	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	(1)	—	—	(1)	—	—
Net income	(96)	—	(100)	—	—	4
Other comprehensive loss, net of tax	38	—	—	—	38	—
Balance at June 30, 2021	$1,479	$2,195	$1,192	$(895)	$(1,045)	$32
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021 (1)
Cash flows from operating activities:
Net income (loss)	$24	$(96)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66	76
Equity in losses of unconsolidated affiliates	108	174
Deferred income tax	33	36
(Gain) loss on disposition of assets	(22)	2
Unrealized gain on cost method investment	(16)	—
Other	15	17
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	361	(29)
Contract assets	15	(4)
Accounts payable	(366)	65
Contract liabilities	36	(56)
Accrued salaries, wages and benefits	(17)	13
Payments on operating lease obligation	(29)	(30)
Payments from unconsolidated affiliates, net	8	10
Distributions of earnings from unconsolidated affiliates	43	26
Pension funding	(22)	(24)
Restructuring reserve	(7)	(14)
Other assets and liabilities	(16)	(12)
Total cash flows provided by operating activities	$214	$154
Cash flows from investing activities:
Purchases of property, plant and equipment	$(19)	$(16)
Return of (investments in) equity method joint ventures, net	189	(7)
Investment in cost method investment	(61)	(7)
Proceeds from sale of assets or investments	60	—
Acquisition of technology license	—	(7)
Other	—	(1)
Total cash flows provided by (used in) investing activities	$169	$(38)
Cash flows from financing activities:
Payments on short-term and long-term debt	(8)	(12)
Payments on revolving credit facility	(97)	—
Payments of dividends to shareholders	(32)	(30)
Net proceeds from issuance of common stock	5	10
Payments to reacquire common stock	(74)	(32)
Other	(9)	(10)
Total cash flows used in financing activities	$(215)	$(74)
Effect of exchange rate changes on cash	(22)	5
Increase in cash and cash equivalents	146	47
Cash and cash equivalents at beginning of period	370	436
Cash and cash equivalents at end of period	$516	$483
Noncash financing activities
Dividends declared	$17	$15
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2022, the results of our operations for the three and six months ended June 30, 2022 and 2021 and our cash flows for the six months ended June 30, 2022 and 2021. Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Adoption of ASU 2020-06

Effective January 1, 2022, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") using the full retrospective method. Accordingly, the Company is presenting the consolidated financial statements for the year ended December 31, 2021, and the condensed consolidated financial statements for the six months ended June 30, 2021, as if ASU 2020-06 had been effective for those periods. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. As such, we no longer separate the Convertible Senior Notes into liability and equity components. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the Convertible Senior Notes outstanding, and as a result, PIC and the related unamortized debt discount on the Convertible Senior Notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. As such, we are required to apply the if-converted method to our Convertible Senior Notes when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Senior Notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Senior Notes.

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

Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASU 2020-06, are as follows:

	December 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Assets:
Deferred income taxes	$226	$5	$231

Liabilities:
Long-term debt	$1,852	$23	$1,875

KBR Shareholders' Equity:
PIC	$2,251	$(45)	$2,206
Retained earnings	1,260	27	1,287

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU 2020-06, are as follows:

	Three Months Ended June 30, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(23)	$3	$(20)
Income before income taxes	$(109)	$3	$(106)
Provision for income taxes	$(40)	$—	$(40)
Net income	$(149)	$3	$(146)
Net income attributable to KBR	$(152)	$3	$(149)
Net income attributable to KBR per share:
Basic	$(1.08)	$0.02	$(1.06)
Diluted	$(1.08)	$0.02	$(1.06)
Basic weighted average common shares outstanding	$141	$—	$141
Diluted weighted average common shares outstanding	$141	$—	$141

	Six Months Ended June 30, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(45)	$6	$(39)
Income before income taxes	$(45)	$6	$(39)
Provision for income taxes	$(56)	$(1)	$(57)
Net income	$(101)	$5	$(96)
Net income attributable to KBR	$(105)	$5	$(100)
Net income attributable to KBR per share:
Basic	$(0.75)	$0.04	$(0.71)
Diluted	$(0.75)	$0.04	$(0.71)
Basic weighted average common shares outstanding	$141	$—	$141
Diluted weighted average common shares outstanding	$141	$—	$141

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU 2020-06, are as follows:

	Six Months Ended June 30, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net Income	$(101)	$5	$(96)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	35	1	36
Other	23	(6)	17
Total cash flows provided by operating activities	$154	$—	$154

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

Additional Balance Sheet Information

Other Current Liabilities

The components of other current liabilities on our condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021, are presented below:

	June 30,	December 31,
Dollars in millions	2022	2021
Current maturities of long-term debt	$16	$16
Reserve for estimated losses on uncompleted contracts	14	17
Retainage payable	10	13
Restructuring reserve	14	17
Value-added tax payable	37	34
Dividend payable	17	16
Other miscellaneous liabilities	60	65
Total other current liabilities	$168	$178

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
Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C4ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. With the acquisition of Frazer-Nash Consultancy Limited ("Frazer-Nash") on October 20, 2021 (described in Note 4 to the condensed consolidated financial statements), we have expanded our broad range of professional advisory services that deliver high-end systems engineering, systems assurance and technology to customers across the defense, renewable energy and critical infrastructure sectors to the U.K.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that we license spanning four primary areas: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also includes our highly synergistic advisory and consulting practice focused on energy transition and net-zero carbon emission consulting, our high-end engineering, design and professional services offerings, as well as our digitally-enabled remote operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021 (1)	2022	2021 (1)
Dollars in millions
Revenues:
Government Solutions	$1,312	$1,231	$2,771	$2,395
Sustainable Technology Solutions	304	305	559	602
Total revenues	$1,616	$1,536	$3,330	$2,997

Gross profit:
Government Solutions	$154	$130	$313	$246
Sustainable Technology Solutions	47	77	84	129
Total gross profit	$201	$207	$397	$375

Equity in earnings (losses) of unconsolidated affiliates:
Government Solutions	$9	$8	$19	$15
Sustainable Technology Solutions	1	(194)	(127)	(189)
Total equity in earnings (losses) of unconsolidated affiliates	$10	$(186)	$(108)	$(174)

Selling, general and administrative expenses:
Government Solutions	$(54)	$(49)	$(108)	$(98)
Sustainable Technology Solutions	(17)	(21)	(32)	(35)
Other	(34)	(33)	(72)	(59)
Total selling, general and administrative expenses	(105)	(103)	$(212)	$(192)

Acquisition and integration related costs	—	(3)	(1)	(4)
Gain (loss) on disposition of assets and investments	22	(1)	22	(2)
Other	(1)	(2)	(2)	(2)
Operating income (loss)	$127	$(88)	$96	$1
Interest expense	(21)	(20)	(41)	(39)
Unrealized gain on cost method investment	16	—	16	—
Other non-operating income (expense)	5	2	5	(1)
Income (loss) before income taxes	$127	$(106)	$76	$(39)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2022	2021	2022	2021

Government Solutions
Science & Space	$257	$261	$510	$508
Defense & Intel	388	395	766	746
Readiness & Sustainment	371	315	904	644
International	296	260	591	497
Total Government Solutions	1,312	1,231	2,771	2,395

Sustainable Technology Solutions	304	305	559	602

Total revenue	$1,616	$1,536	$3,330	$2,997

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended June 30, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$770	$128	$898
Middle East	51	53	104
Europe	342	54	396
Australia	111	11	122
Africa	22	16	38
Asia	3	28	31
Other countries	13	14	27
Total revenue	$1,312	$304	$1,616

	Three Months Ended June 30, 2021

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$804	$109	$913
Middle East	143	54	197
Europe	161	61	222
Australia	90	—	90
Africa	19	24	43
Asia	1	51	52
Other countries	13	6	19
Total revenue	$1,231	$305	$1,536

	Six Months Ended June 30, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,781	$237	$2,018
Middle East	90	102	192
Europe	625	86	711
Australia	201	11	212
Africa	40	33	73
Asia	6	70	76
Other countries	28	20	48
Total revenue	$2,771	$559	$3,330

	Six Months Ended June 30, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,553	$222	$1,775
Middle East	276	98	374
Europe	334	105	439
Australia	167	4	171
Africa	38	44	82
Asia	1	102	103
Other countries	26	27	53
Total revenue	$2,395	$602	$2,997

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 30, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$788	$—	$788
Time-and-Materials	246	199	445
Fixed Price	278	105	383
Total revenue	$1,312	$304	$1,616

	Three Months Ended June 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$728	$—	$728
Time-and-Materials	226	187	413
Fixed Price	277	118	395
Total revenue	$1,231	$305	$1,536

	Six Months Ended June 30, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,743	$—	$1,743
Time-and-Materials	481	374	855
Fixed Price	547	185	732
Total revenue	$2,771	$559	$3,330

	Six Months Ended June 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,417	$—	$1,417
Time-and-Materials	438	377	815
Fixed Price	540	225	765
Total revenue	$2,395	$602	$2,997

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods of $37 million for the three months ended June 30, 2022, and $42 million and $18 million for the six months ended June 30, 2022 and 2021, respectively.

On June 30, 2022, we had $11.2 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 37% of our remaining performance obligations as revenue within one year, 36% in years two through five and 27% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 30, 2022.

We recognized revenue of $142 million and $144 million for the six months ended June 30, 2022 and 2021, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	June 30,	December 31,
Dollars in millions	2022	2021
Unbilled	$483	$698
Trade & other	550	713
Accounts receivable	$1,033	$1,411

Note 4. Acquisitions

VIMA Group

On August 2, 2022, we acquired VIMA Group, a U.K. based leading provider of digital transformation solutions to defense and other public sector clients. The agreed-upon purchase price for the acquisition was approximately $73 million funded from cash on hand, subject to certain working capital and other closing adjustments, $5 million of deferred consideration and potential additional cash payments aggregating up to approximately $12 million, contingent upon the achievement of certain performance targets. All amounts are subject to prevailing exchanges rates at the time of payment as they are required to be paid in the British pound sterling.

VIMA Group delivers solutions across a number of large-scale, high priority digital transformation programs to support its clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. The company is a trusted advisor and a top five supplier to Defence Digital and Navy Digital – both organizations within the U.K. Ministry of Defence with a number of highly strategic, fast-growing programs. Due to the recent closing of this acquisition, certain financial information related to this acquisition including the fair value of total consideration transferred or estimated to be transferred, is not yet available.

Frazer-Nash Consultancy Limited

On October 20, 2021, we acquired Frazer-Nash in accordance with an agreement with Babcock International Group PLC, a leading U.K. based provider of specialist systems, engineering and technology solutions. The aggregate consideration paid was approximately $392 million in cash, subject to other post-closing adjustments. As of June 30, 2022, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns. The Company recognized goodwill of approximately $293 million primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $89 million were recognized and comprised of customer relationships and backlog, which will be amortized over a weighted-average period of 14 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis in the individual assets and liabilities acquired and the goodwill recognized is not deductible for tax purposes.

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

	Three Months Ended	Six Months Ended
Dollars in millions	June 30, 2021	June 30, 2021
	(Unaudited)	(Unaudited)
Revenue	$1,574	$3,080
Net income attributable to KBR	$(146)	$(94)
Diluted earnings per share	$(1.04)	$(0.67)

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

The components of our cash and cash equivalents balance are as follows:

	June 30, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$228	$8	$236
Short-term investments (c)	7	158	165
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	115	—	115
Total	$350	$166	$516

	December 31, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$218	$34	$252
Short-term investments (c)	2	—	2
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	116	—	116
Total	$336	$34	$370

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	June 30, 2022	June 30, 2021
Amounts included in project estimates-at-completion at January 1,	$426	$1,048
Decrease in project estimates	(114)	(228)
Approved change orders	(271)	(11)
Foreign currency impact	7	(1)
Amounts included in project estimates-at-completion at June 30,	$48	$808

The balance as of June 30, 2022 primarily relates to projects in our Government Solutions segment.

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

Paint and Insulation Claims Against Insurer and Paint Manufacturer

There has been deterioration of paint and insulation on certain exterior areas of the plant. As part of the Settlement Agreement, the Parties agreed to consult in good faith and to cooperate to seek maximum recovery from the insurance policies and paint manufacturer for the paint and insulation matters. The Parties agreed to collectively pursue claims against the paint manufacturer and JKC has assigned claims under the insurance policy regarding the paint and insulation matters to the client.

Under the Settlement Agreement, the parties have agreed that if, at the date of final resolution of the above proceedings and claims with respect to the paint and insulation matters, the recovered amount from the paint manufacturer and insurance claim is less than the stipulated ceiling amount in the Settlement Agreement, JKC will pay the client the difference between the stipulated ceiling amount and the recovered amount. JKC has provided for and continues to maintain a provision for this contingent liability.

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

In April 2022, JKC entered into a settlement agreement (the “Subcontractor Settlement Agreement”) to resolve outstanding claims and disputes between JKC and the Consortium. As a result of the Subcontractor Settlement Agreement, KBR expects to receive approximately AUD 360 million of cash in two payments for its proportionate share of the settlement amount. The first payment of AUD 270 million was paid to JKC in April 2022. In May 2022, JKC distributed the payment to KBR at current exchange rates and net of legal expenses resulting in the receipt of approximately $190 million. The second payment for approximately AUD 90 million is expected to be paid to JKC in March 2023. KBR recorded a non-cash charge to equity in earnings (losses) of unconsolidated affiliates in the amount of $137 million during the first quarter of 2022, which reflected KBR’s proportionate share of JKC's claims against the Consortium.

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

During the six months ended June 30, 2022 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million as a result of changes in estimates on the Ichthys LNG Project in connection with the Subcontractor Settlement Agreement discussed above.

Sanctions and trade control measures were implemented against Russia due to the ongoing conflict between Russia and Ukraine. This impacts our ability to operate in the region and we are winding down our business operations in Russia. As we wind down, we are settling or ending contract relationships with suppliers and personnel and have included the estimates of such activities within our remaining project estimates. These estimates may change as we continue to assess revisions to these estimates when known. The duration and extent to which the trade sanctions against Russia affect our business will depend on future developments that remain uncertain. During the six months ended June 30, 2022, we recognized an unfavorable change of $22 million in gross profit and incurred $6 million in severance and asset impairments costs associated with exiting commercial projects in Russia.

During the six months ended June 30, 2022 within our GS business segment, we recognized an unfavorable change in revenue and gross profit of $9 million associated with changes in estimates related to ongoing contract negotiations.

During the six months ended June 30, 2021 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $193 million as a result of changes in estimates on the Ichthys LNG project. Additionally, we recognized a favorable change of $37 million in gross profit associated with the settlement of a legacy EPC project matter, partially offset by $16 million related to the resolution of other legacy matters.

Note 7. Restructuring Charges

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan was designed to refine our market focus, optimize costs and improve operational efficiencies. The restructuring charges were substantially completed in the year ended December 31, 2020. The restructuring liability at June 30, 2022 was $58 million, of which $14 million is included in other current liabilities and $44 million is included in other liabilities. The restructuring liability at December 31, 2021 was $66 million, of which $17 million is included in other current liabilities and $49 million is included in other liabilities.

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Dollars in millions
Beginning balance at January 1,	$576	$881
Equity in earnings (losses) of unconsolidated affiliates	(108)	(170)
Distributions of earnings of unconsolidated affiliates (a)	(18)	(72)
Payments from unconsolidated affiliates, net	(8)	(17)
(Return of) investments in equity method investment, net (b)	(189)	29
Sale of equity method investment (c)	(41)	(39)
Foreign currency translation adjustments	(13)	(10)
Other (d)	—	(26)
Ending balance	$199	$576

(a)The Brown & Root Industrial Services joint venture declared a distribution in the fourth quarter of 2021 that was paid to KBR during the six months ended June 30, 2022.
(b)For the six months ended June 30, 2022, we received a return of investment from JKC of approximately $190 million related to the Subcontractor Settlement Agreement, offset by $1 million in funding contributions to JKC. For the year ended December 31, 2021, investments include $26 million in funding contributions to JKC.
(c)During the first quarter of 2022, we sold two of our four U.K. Road projects. The carrying value of our investment was $22 million. We received $18 million in cash proceeds and the purchaser agreed to assume the $4 million of consortium relief. In the second quarter of 2022, we sold an additional U.K. Road project with a carry value of $19 million and recorded a gain of approximately $16 million upon receipt of $35 million in cash proceeds, in addition to receipt of $2 million of deferred consideration from the Q1 2022 sales. During the third quarter of 2021, we sold our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project). The carrying value of our investment was $39 million. We received $43 million in cash proceeds and recorded a gain of $4 million, of which $1 million was attributable to our non-controlling interests. Subsequent to the receipt of the cash proceeds, we distributed the non-controlling interests' proportionate share of $15 million.
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

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the six months ended June 30, 2022 and 2021, our revenues included $200 million and $194 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2022, and December 31, 2021 are as follows:

	June 30,	December 31,
Dollars in millions	2022	2021
Accounts receivable, net of allowance for credit losses	$56	$35
Contract assets	$2	$2
Other current assets	$—	$25
Contract liabilities	$30	$5

Note 9. Retirement Benefits

The components of net periodic pension benefit related to pension benefits for the six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension benefit
Service cost	$—	$1	$—	$—
Interest cost	$—	$9	$1	$8
Expected return on plan assets	(1)	(21)	(1)	(22)
Amortization of prior service cost	—	—	—	1
Recognized actuarial loss	1	6	—	8
Net periodic pension benefit	$—	$(5)	$—	$(5)

	Six Months Ended June 30,
	2022		2021
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension benefit
Service cost	$—	$1	$—	$—
Interest cost	$1	$18	$1	$16
Expected return on plan assets	(2)	(43)	(2)	(43)
Amortization of prior service cost	—	—	—	1
Recognized actuarial loss	1	12	1	16
Net periodic pension benefit	$—	$(12)	$—	$(10)

For the six months ended June 30, 2022, we have contributed approximately $22 million of the $43 million we expect to contribute to our plans in 2022.

Note 10. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	June 30, 2022	December 31, 2021 (1)
Term Loan A	$415	$441
Term Loan B	508	511
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	364
Unamortized debt issuance costs - Term Loan A	(3)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(12)	(13)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(2)	(4)
Unamortized debt issuance costs and discount - Senior Notes	(4)	(4)
Total debt	1,762	1,891
Less: current portion	16	16
Total long-term debt, net of current portion	$1,746	$1,875
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

On May 17, 2022, we entered into Amendment No. 6 under our existing Credit Agreement, dated as of April 25, 2018, to (i) remove certain provisions requiring that the net cash proceeds received from the Subcontractor Settlement Agreement be applied to prepay principal amounts owed under Term Loan A and (ii) amend a certain provision to permit KBR to apply such net cash proceeds for working capital and other general corporate purposes. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information regarding the Subcontractor Settlement Agreement.

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

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending March 31, 2024. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts commencing with the fiscal quarter ending June 30, 2020.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of June 30, 2022, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in cash, shares of our common stock or a combination of both at our election. The initial conversion price of the Convertible Notes was approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On May 19, 2022, we declared a quarterly cash dividend of $0.12 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.5139 at a strike price of $25.31.

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

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of June 30, 2022 was $39.70. The Warrant Transactions have been accounted for by recording the proceeds received as PIC.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

As of June 30, 2022, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $319 million. The incremental value over the principal amount would be fully offset by the shares we are allowed to purchase under the Note Hedge Transaction. However, the counterparties holding the warrants would have the right to purchase the same number of shares we would receive at a strike price of $39.70 resulting in value of $120 million that would have been delivered to the counterparties as of June 30, 2022.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of June 30, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $450 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of June 30, 2022, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $49 million of outstanding letters of credit. With respect to our $450 million of bilateral and uncommitted lines of credit, we utilized $242 million for letters of credit as of June 30, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $900 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 11. Income Taxes

The effective tax rate was approximately 68% and (146)% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021, as compared to the U.S. statutory rate of 21%, was primarily impacted by adjustments on the Ichthys LNG project to which KBR is a JV partner. KBR did not receive a tax benefit for these adjustments. Excluding the tax impact of these items, our tax rate would be 25% for the six months ended June 30, 2022 and June 30, 2021.

Our estimated annual effective rate for 2022 is 25% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2022 earnings are generated.

The valuation allowance for deferred tax assets as of June 30, 2022 and December 31, 2021 was $199 million and $204 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $510 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $638 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 was $86 million and $89 million, respectively.

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

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss will be incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable loss or range of loss. In the event a loss is probable, but the probable loss is not reasonably estimable, we are required to make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion, a reasonably possible loss or range of loss associated with any individual contingency cannot be estimated.

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims. SSI’s initial defense was filed and a hearing was held in December 2018. A merits hearing was held in February 2019. In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award. Exxon and SSI have appealed the award and requested suspension of the provisional award, which was approved on April 2, 2019. Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020 the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021. A hearing took place on December 21, 2021, and while a decision was not issued at the hearing, the Reporting Judge of the Chadian Supreme Court indicated, with regard to the fourth plea concerning the unicity of judicial matters, that this ground alone justified quashing the decision. On February 9, 2022, the Chadian Supreme Court issued an abstract of their forthcoming decision upholding the lower court’s ruling. On June 6, 2022, we received the full decision by the Chadian Supreme Court. We have been informed that Exxon is moving forward with paying the award.

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

As of June 30, 2022, we have accrued a probable and reasonably estimable potential loss in an amount that is immaterial. At this time, fact discovery and expert review are still ongoing. The joint venture, joint venture insurers and client continue to be engaged in discussions concerning potential resolution of the claims.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $72 million as of June 30, 2022 and $76 million as of December 31, 2021, which are recorded in other liabilities on our consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims this year and we received an award on July 27, 2022, which was previously fully accrued for in our financial statements. This award is subject to a request for modification by either party for 30 days.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place and more which were expected to occur in early 2020 were postponed due to COVID-19 but resumed in 2021. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted it remains an option on appeal. Fact discovery has been completed and expert discovery is expected to continue through August 2022. We believe the allegations of fraud by the relators are without merit. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us as of June 30, 2022, we are not able to estimate a reasonably possible loss and accordingly, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. In May 2022, the parties reached a settlement and a settlement agreement has been signed. We made a settlement payment of $12 million to the U.S. government in the second quarter of 2022 which was previously fully accrued for in our financial statements. KBR agreed to resolve this case but, as reflected in the settlement, KBR does not admit it has violated any laws, including the False Claims Act, the Anti-Kickback Act or any of the rules and regulations for government contracting.

Note 14. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $30 million as of June 30, 2022, and December 31, 2021. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for various U.S. government cost-reimbursable contracts for which our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 15. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income adjustments before reclassifications	(53)	—	23	(30)
Amounts reclassified from AOCL	—	10	5	15
Net other comprehensive income (loss)	(53)	10	28	(15)
Balance at June 30, 2022	$(349)	$(571)	$24	$(896)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income adjustments before reclassifications	8	—	8	16
Amounts reclassified from AOCL	3	13	6	22
Net other comprehensive income (loss)	11	13	14	38
Balance at June 30, 2021	$(280)	$(751)	$(14)	$(1,045)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2022	2021	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$(3)	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$—	$(3)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(13)	$(16)	See (a) below
Tax benefit	3	3	Provision for income taxes
Net pension and post-retirement benefits	$(10)	$(13)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(6)	$(8)	Other non-operating expense
Tax benefit	1	2	Provision for income taxes
Net changes in fair value of derivatives	$(5)	$(6)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 9 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of June 30, 2022, $160 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	823,333	$48.56	$40	1,342,665	$48.39	$65
Withheld to cover shares	11,584	$45.31	1	182,523	$48.48	$9
Total	834,917	$48.51	$41	1,525,188	$48.40	$74

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	681,284	$40.89	$28	681,284	$40.89	$28
Withheld to cover shares	11,873	$40.97	—	141,249	$31.90	$4
Total	693,157	$40.89	$28	822,533	$39.35	$32

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2022	2021 (1)	2022	2021 (1)
Net income (loss) attributable to KBR:
Basic net income (loss) attributable to KBR	$94	$(149)	$23	$(100)
Reversal of Convertible Debt interest expense	1	—	$3	—
Diluted net income (loss) attributable to KBR (a)	$95	$(149)	$26	$(100)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	139	141	139	141
Convertible debt	14	—	14	—
Warrants	3	—	3	—
Diluted weighted average common shares outstanding (a)	156	141	156	141

Net income (loss) attributable to KBR per share:
Basic	$0.68	$(1.06)	$0.17	$(0.71)
Diluted (a)	$0.61	$(1.06)	$0.17	$(0.71)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

(a)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our full retrospective adoption of ASU 2020-06 on January 1, 2022, we are required to apply the if-converted method to our Convertible Debt when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Debt, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Debt. For the three and six months ended June 30, 2022, the Convertible Notes impacted the calculation of diluted income (loss) per share as the average price of our common stock in both periods exceeded the adjusted strike price of $25.31. For the three and six months ended June 30, 2021, the Convertible Notes did not impact the calculation of diluted income (loss) per share as they were anti-dilutive. Additionally, for the three and six months ended June 30, 2022, the Warrant Transactions (as defined in Note 10, "Debt and Other Credit Facilities", to our condensed consolidated financial statements) impacted the calculation of diluted income (loss) per share as the average price of our common stock in both periods exceeded the adjusted strike price of $39.70. For the three and six months ended June 30, 2021, the Warrant Transactions did not impact diluted net income (loss) per share as the average price of our common stock in both periods did not exceed the adjusted strike price of $39.82.

For purposes of applying the two-class method in computing income (loss) per share, there was $0.4 million and $0.1 million in net earnings allocated to participating securities, or negligible amounts per share, for the three and six months ended June 30, 2022 and no net earnings allocated to participating securities for the three and six months ended June 30, 2021.

For the three months ended June 30, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.1 million related to the Warrant Transactions and 0.5 million related to our stock options and restricted stock awards. For the six months ended June 30, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.2 million related to the Warrant Transactions and $0.5 million related to our stock options and restricted stock awards. For the three months ended June 30, 2021, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Convertible Debt, 13.8 million related to the Warrant Transactions and 1.0 million related to our stock options and restricted stock awards. For the six months ended June 30, 2021, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Convertible Debt, 13.8 million related to the Warrant Transactions and 1.2 million related to our stock options and restricted stock awards.

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

			June 30, 2022		December 31, 2021
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$415	$415	$441	$441
Term Loan B	Level 2		508	506	511	514
Convertible Notes	Level 2		350	669	350	669
Senior Notes	Level 2		250	222	250	256
Senior Credit Facility	Level 2	`	260	260	364	364
Nonrecourse project debt	Level 2		1	1	2	2

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

As of June 30, 2022, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $173 million, all of which had durations of 18 days or less. We also had approximately

$7 million (gross notional value) of cash flow hedges which had durations of 23 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at June 30, 2022, and December 31, 2021. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
The following table summarizes the recognized changes in fair value of our balance sheet hedges offset by remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in other non-operating income (expense) on our condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2022	2021	2022	2021
Balance Sheet Hedges - Fair Value	$5	$(1)	$5	$(1)
Balance Sheet Position - Remeasurement	(1)	1	(1)	(5)
Net gain (loss)	$4	$—	$4	$(6)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR based loans into fixed-rate loans. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which are effective beginning October 2018 and mature in September 2022. Under the October 2018 swap agreements, we receive one-month LIBOR and pay a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps. Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at June 30, 2022 was a $30 million net asset, of which $24 million is included in other assets, $8 million is included in other current assets and $2 million is included in other current liabilities. The unrealized net gain on these interest rate swaps was $30 million and is included in AOCL as of June 30, 2022. The fair value of the interest rate swaps at December 31, 2021, was a $3 million net liability, of which $10 million is included in other current liabilities and $7 million is included in other assets. The unrealized net losses on these interest rate swaps was $3 million and included in AOCL as of December 31, 2021.

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

At June 30, 2022, our STS business segment that is subject to credit risk reported approximately $321 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowance for credit losses of $11 million. Based on an aging analysis at June 30, 2022, 87% of our accounts receivable related to this segment was outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amount. During the six months ended June 30, 2022, the Company has derecognized $1,782 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,762 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the condensed consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Six Months Ended	Six Months Ended
Dollars in millions	June 30, 2022	June 30, 2021
Beginning balance	$481	112
Sale of receivables	1,782	1,154
Settlement of receivables	(2,141)	(1,147)
Outstanding balances sold to financial institutions	$122	$119

Cost Method Investments. Cost method investments are investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. We measure the investments at cost, less any impairment, and adjust the carrying value to fair value resulting from observable transactions for identical or similar investments of the same issuer. If it is determined that impairment indicators exist and the carrying value is less than the fair value, we adjust the carrying value of the investment to its fair value and record the related impairment. The gains and losses on the investments are recognized in unrealized gain (loss) on cost method investment on our condensed consolidated statements of operations.

In June 2022, we entered into an agreement to invest an additional $100 million in Mura Technology ("Mura"). Funding is expected in two tranches with the first payment made in the quarter ended June 30, 2022. The remainder will take place in the second tranche in 2023, which will then bring KBR's aggregate investment in Mura to 18.5%. As a result of the observable transaction associated with KBR's additional investment and Mura stock purchases from other parties, we recorded an unrealized gain of $16 million. The carrying value of KBR's investment in Mura was $85 million and $11 million at June 30, 2022 and December 31, 2021, respectively.

Note 19. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debts and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the Financial Conduct Authority announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate (SOFR) for USD LIBOR. Currently, our Senior Credit Facility and certain of our derivative instruments reference LIBOR base rates. Our Senior Credit Facility contains provisions to transition into alternative reference rates including calculations to be employed when LIBOR ceases to be available as a benchmark. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final termination of USD LIBOR index benchmark. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference rates, but we will continue to monitor the impact of this transition until it is completed.

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; and artificial intelligence and machine learning; and
•Technology such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; high-end engineering, design and professional service offerings; and digitally-enabled asset optimization solutions.

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

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic, accretive acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative and sustainability- and safety-focused. Our technologies and engineering solutions enable clients to achieve a cleaner, greener, more energy efficient global future.

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

Business Environment and Trends

Government Outlook

On March 15, 2022, President Biden signed into law the $1.5 trillion Consolidated Appropriations Act 2022, which includes $782 billion in defense spending, of which $742 billion is for the DoD, and $730 billion for non-defense discretionary spending representing an increase from the fiscal 2021 budget of 6% and 7%, respectively. The fiscal 2022 U.S. defense spending budget prioritizes and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats and continues the restoration of military readiness. The budget includes several measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics and biotechnologies. The non-defense discretionary budget includes $24 billion, or a 3% increase, in funding for NASA to support the continuation of scientific research and space exploration as well as increased funding across all agencies to tackle climate change.

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

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. In June 2022, the U.K. government announced its intent to increase defense spending from approximately 2.0% to 2.5% of GDP by the end of 2030. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In March 2022, the Australian government announced that Australia's defense spending for the 2022 - 2023 financial year will increase by 7.4% to AUD 48.6 billion.

In November 2021, we announced that HomeSafe Alliance LLC (“HomeSafe”), a KBR led joint venture with Tier One Relocation, was awarded the global household goods contract by U.S. Transportation Command. The contract ceiling value is $20 billion with a potential 9-year term, inclusive of all options periods. HomeSafe is expected to be the exclusive household goods move management service provider for the U.S. Armed Forces, U.S. DoD civilians and their families. Under this contract, HomeSafe plans to modernize and infuse technology to improve the domestic and international relocation experience for military personnel and their families. The award of this program is being protested by the non-prevailing parties at the Court of Federal Claims and the transition has been placed on hold.

On August 2, 2022, we acquired VIMA Group, a U.K. based leading provider of digital transformation solutions to defense and other public sector clients. VIMA Group delivers solutions across a number of large-scale, high priority digital transformation programs to support its clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. The company is a trusted advisor and a top five supplier to Defence Digital and Navy Digital – both organizations within the UK Ministry of Defence with a number of highly strategic, fast-growing programs.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition, renewable energy sources and climate change solutions. Clients continue to prioritize investment in digital solutions to optimize operations, increase end-product flexibility and energy efficiency, reduce unplanned downtime and minimize environmental footprint. As the global focus on energy security intensifies and companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia which complements KBR's proprietary process technologies, solutions and capabilities.

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

In June 2022, we announced that we entered into an agreement to invest an additional $100 million in Mura Technology ("Mura") that will bring KBR's aggregate investment in Mura to 18.5%. This investment provides Mura incremental capital to accelerate development of its plastics recycling projects and enables KBR to participate more fully in this sustainability-focused, high growth sector. Funding is expected in two tranches with the first payment made in the quarter ended June 30, 2022 and the remainder in 2023. With a strategic approach to commercializing and scaling its proprietary, differentiated plastics recycling solution, Mura is well positioned for profitable growth and value creation as the plastics circular economy develops and matures.

Additionally, in Q2 2022, KBR's joint venture with Zachry Group, KZJV, was issued a full notice to proceed with Phase 1 of Plaquemines LNG. KZJV, in which KBR holds a non-majority interest, will integrate highly modularized, owner-furnished equipment for the 13.3 million tonnes per annum (MTPA) nameplate facility. KBR will provide project management, engineering, program integration and interface management and commissioning support under an innovative commercial structure that promotes collaboration and enhances overall program performance.

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Government Solutions
• Sustainable Technology Solutions

Non-core business segment
• Other

See additional information on our business segments in Note 2 to our condensed consolidated financial statements.

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The information below is an analysis of our consolidated results for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended June 30,
			2022 vs. 2021
Dollars in millions	2022	2021 (1)	$	%
Revenues	$1,616	$1,536	$80	5%
Cost of revenues	$(1,415)	$(1,329)	$86	6%
Gross profit	$201	$207	$(6)	(3)%
Equity in earnings (losses) of unconsolidated affiliates	$10	$(186)	$196	n/m
Selling, general and administrative expenses	$(105)	$(103)	$2	2%
Acquisition and integration related costs	$—	$(3)	$(3)	n/m
Gain (loss) on disposition of assets and investment	$22	$(1)	$23	n/m
Other	$(1)	$(2)	$(1)	n/m
Operating income	$127	$(88)	$215	n/m
Interest expense	$(21)	$(20)	$1	5%
Unrealized gain on cost method investment	$16	$—	$16	n/m
Other non-operating income	$5	$2	$3	150%
Income (loss) before provision for income taxes and noncontrolling interests	$127	$(106)	$233	n/m
Provision for income taxes	$(33)	$(40)	$(7)	(18)%
Net income (loss)	$94	$(146)	$240	n/m
Net income attributable to noncontrolling interests	$—	$3	$(3)	n/m
Net income (loss) attributable to KBR	$94	$(149)	$243	n/m
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

n/m - not meaningful

Revenues. The increase in overall revenue of $80 million, or 5%, was primarily attributable to continued organic growth across our GS business units, including increased activity in the European Command, as well as the acquisition of Frazer-Nash in October 2021 and increased revenues from engineering and professional services in our STS business segment. This growth was partially offset by reduced activity in the Middle East in our GS business segment, the non-cash impact of our announced intent to exit commercial operations in Russia in 2022 and the related reduced volume following our exit in our STS business segment.

Gross Profit. The decrease in overall gross profit of $6 million, or 3%, was primarily driven by items impacting revenue discussed above as well as changes in estimates related to ongoing contract negotiations and a net favorable resolution of legacy matters in our STS business in the three months ended June 30, 2021 that did not recur in Q2 2022. These decreases were offset by lower amortization of intangibles in Q2 2022 from the Centauri acquisition.

Equity in Earnings (Losses) of Unconsolidated Affiliates. The overall increase in equity in earnings (losses) of unconsolidated affiliates was primarily driven by a significant non-cash charge in the amount of $193 million in the three months ended June 30, 2021 associated with the Ichthys LNG project that did not recur in Q2 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained materially consistent for each of the three months ended June 30, 2022 and June 30, 2021.

Acquisition and Integration Related Costs. Acquisition and integration related costs in 2021 are primarily comprised of costs associated with our acquisition and integration of Centauri in October 2020.

Gain (Loss) on Disposition of Assets and Investment. The increase in gain on disposition of assets and investments was primarily driven by a gain of $16 million from the sale of our investment interest in three U.K. Road Projects and a gain of $5 million for the sale of a property in our GS business in the three months ended June 30, 2022.

Interest Expense. The increase in interest expense was primarily driven by increased borrowings to finance the acquisition of Frazer-Nash in October 2021.

Unrealized Gain on Cost Method Investment. The increase in unrealized gain on cost method investment is related to the appreciation in the fair value of our Mura Technology investment as a result of a revaluation triggered by our incremental investment commitment.

Other Non-operating Income. Other non-operating income includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The net gain is primarily driven by changes in the fair value of foreign exchange hedges.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2022 reflects a 26% tax rate as compared to a (38)% tax rate for the three months ended June 30, 2021. The effective tax rate of (38)% for the three months ended June 30, 2021 was primarily impacted by an adjustment on an LNG project and the enactment of a tax rate change in the U.K. Excluding the tax impact of these adjustments, our tax rate would be 25% for the three months ended June 30, 2021. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests. The decrease in net income attributable to noncontrolling interests was primarily driven by decreased income from a Middle East joint venture project in our STS business segment that was sold in the third quarter of 2021.

Results of Operations by Business Segment

	Three Months Ended June 30,
			2022 vs. 2021
Dollars in millions	2022	2021	$	%
Revenues
Government Solutions	$1,312	$1,231	$81	7%
Sustainable Technology Solutions	304	305	$(1)	—%
Total revenues	$1,616	$1,536	$80	5%

Gross profit
Government Solutions	$154	$130	$24	18%
Sustainable Technology Solutions	47	77	$(30)	(39)%
Total gross profit	$201	$207	$(6)	(3)%

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$9	$8	$1	13%
Sustainable Technology Solutions	1	(194)	$195	n/m
Total equity in earnings (losses) of unconsolidated affiliates	$10	$(186)	$196	105%

Total selling, general and administrative expenses	$(105)	$(103)	$2	2%

Acquisition and integration related costs	$—	$(3)	$(3)	n/m

Gain (loss) on disposition of assets	$22	$(1)	$23	n/m

Other	$(1)	$(2)	$(1)	n/m

Total operating income	$127	$(88)	$215	n/m

n/m - not meaningful

Government Solutions

GS revenues increased by $81 million, or 7%, to $1.3 billion in the three months ended June 30, 2022 compared to $1.2 billion in the three months ended June 30, 2021. The increase was primarily driven by organic revenue growth across our GS business units, including increased activity in the European Command, as well as the acquisition of Frazer-Nash in October 2021. These increases were partially offset by reduced activity in the Middle East.

GS gross profit increased by $24 million, or 18%, to $154 million in the three months ended June 30, 2022 compared to $130 million in the three months ended June 30, 2021. The increase was primarily driven by items discussed above as well as lower amortization of intangibles from the Centauri acquisition, partially offset by changes in estimates related to ongoing contract negotiations.

GS equity in earnings of unconsolidated affiliates remained materially consistent for each of the three months ended June 30, 2022 and June 30, 2021.

Sustainable Technology Solutions

STS revenues remained consistent at $304 million in the three months ended June 30, 2022 compared to $305 million in the three months ended June 30, 2021. The increased revenue from engineering and professional services was offset by a $10 million non-cash impact resulting from our announced intent to exit commercial operations in Russia in 2022, in addition to the related reduced volume following our exit. The decrease is also attributed to timing of certain STS projects and the completion or near completion of remaining projects that we strategically exited in 2020.

STS gross profit decreased by $30 million, or 39% to $47 million in the three months ended June 30, 2022 compared to $77 million in the three months ended June 30, 2021. The decrease in gross profit was primarily driven by a net favorable resolution of legacy matters in the three months ended June 30, 2021 that did not recur in 2022. The decrease is also attributed to the $10 million non-cash impact to gross profit resulting from our announced intent to exit commercial operations in Russia in 2022, in addition to the related reduced volume following our exit. These decreases were partially offset by gross profit recognized from our increased engineering and professional services.

STS equity in earnings (losses) of unconsolidated affiliates increased by $195 million to $1 million in equity earnings in the three months ended June 30, 2022 compared to $194 million in equity losses in the three months ended June 30, 2021. The increase in equity earnings was primarily driven by a non-cash charge in the amount of $193 million in the three months ended June 30, 2021 associated with the Ichthys LNG project that did not recur in Q2 2022.

Results of Operations

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The information below is an analysis of our consolidated results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Six Months Ended June 30,
				2022 vs. 2021
Dollars in millions	2022		2021 (1)	$	%
Revenues	$3,330		$2,997	$333	11%
Cost of revenues	$(2,933)		$(2,622)	$311	12%
Gross profit	$397		$375	$22	6%
Equity in losses of unconsolidated affiliates	$(108)		$(174)	$(66)	(38)%
Selling, general and administrative expenses	$(212)		$(192)	$20	10%
Acquisition and integration related costs	$(1)		$(4)	$(3)	(75)%
Gain (loss) on disposition of assets and investments	$22		$(2)	$24	n/m
Other	$(2)		$(2)	$—	n/m
Operating income	$96		$1	$95	n/m
Interest expense	$(41)		$(39)	$2	5%
Unrealized gain on cost method investment	$16		$—	$16	n/m
Other non-operating income (expense)	$5		$(1)	$6	n/m
Income (loss) before provision for income taxes and noncontrolling interests	$76		$(39)	$115	n/m
Provision for income taxes	$(52)		$(57)	$(5)	(9)%
Net income (loss)	$24		$(96)	$120	n/m
Net income attributable to noncontrolling interests	$1		$4	$(3)	(75)%
Net income (loss) attributable to KBR	$23	0	$(100)	$123	n/m
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

n/m - not meaningful

Revenues. Revenues increased by $333 million, or 11%, to $3.3 billion for the six months ended June 30, 2022 compared to $3.0 billion for the six months ended June 30, 2021. The increase was primarily driven by continued organic growth across our GS business units, including the OAW program which contributed $305 million in 2022 and increased activity within the European Command, as well as the acquisition of Frazer-Nash in October 2021 and increased revenues from engineering and professional services in our STS business. This growth was partially offset by reduced activity in the Middle East, the non-cash impact of our announced intent to exit commercial operations in Russia in 2022 and the related reduced volume following our exit and the completion or near completion of remaining projects that we strategically exited in 2020.

Gross profit. The increase in overall gross profit of $22 million, or 6%, was primarily driven by items discussed above and lower amortization of intangibles from the Centauri acquisition partially offset by changes in estimates related to ongoing contract negotiations in our GS business segment and a net favorable resolution of legacy matters in our STS business in the six months ended June 30, 2021 that did not recur in 2022.

Equity in losses of unconsolidated affiliates. Equity in losses of unconsolidated affiliates decreased by $66 million to $108 million loss for the six months ended June 30, 2022, compared to $174 million loss for the six months ended June 30, 2021. During Q2 2021, a non-cash charge in the amount of $193 million was recorded associated with the settlement agreement between JKC and its client, Ichthys LNG Pty, Ltd, compared to a $137 million non-cash charge recorded during Q1 2022 relating to the settlement agreement (the “Subcontractor Settlement Agreement”) with the consortium of subcontractors of the Combined Cycle Power Plant.

Selling, general and administrative expenses. Selling, general and administrative expenses in the six months ended June 30, 2022 were $20 million higher than the same period in 2021, which was primarily driven by incremental expenses from the Frazer-Nash business and the Company's return to the office, increased travel and other corporate initiatives.

Acquisition and integration related costs. Acquisition and integration related costs in 2021 are primarily comprised of costs associated with our acquisition and integration of Centauri in October 2020.

Gain (Loss) on Disposition of Assets and Investment. The increase in gain on disposition of assets and investments was primarily driven by a gain of $16 million from the sale of our investment interest in three U.K. Road Projects and a gain of $5 million for the sale of a property in our GS business in the six months ended June 30, 2022.

Interest expense. The increase in interest expense was primarily driven by increased borrowings to finance the acquisition of Frazer-Nash in October 2021.

Unrealized Gain on Cost Method Investment. The increase in unrealized gain on cost method investment is related to the appreciation in the fair value of our Mura Technology investment as a result of a revaluation triggered by our incremental investment commitment.

Other non-operating income (expense). Other non-operating expense includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The net gain is primarily driven by changes in the fair value of foreign exchange hedges.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2022 reflects a 68% tax rate as compared to a (146)% tax rate for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 and June 30, 2021, as compared to the U.S. statutory rate of 21% was primarily impacted by adjustments on the Ichthys LNG project to which KBR is a JV partner. KBR did not receive a tax benefit for these adjustments. Excluding the tax impact of these items, our tax rate would be 25% for the six months ended June 30, 2022 and June 30, 2021. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests was primarily driven by decreased income from a Middle East joint venture project in our STS business segment that was sold in the third quarter of 2021.

Results of Operations by Business Segment

	Six Months Ended June 30,
			2022 vs. 2021
Dollars in millions	2022	2021	$	%
Revenues
Government Solutions	$2,771	$2,395	$376	16%
Sustainable Technology Solutions	559	602	(43)	(7)%
Total revenues	$3,330	$2,997	$333	11%

Gross profit
Government Solutions	$313	$246	$67	27%
Sustainable Technology Solutions	84	129	(45)	(35)%
Total gross profit	$397	$375	$22	6%

Equity in earnings (losses) of unconsolidated affiliates
Government Solutions	$19	$15	$4	27%
Sustainable Technology Solutions	(127)	(189)	(62)	(33)%
Total equity in earnings (losses) of unconsolidated affiliates	$(108)	$(174)	$66	38%

Total selling, general and administrative expenses	$(212)	$(192)	$20	10%

Acquisition and integration related costs	$(1)	$(4)	$(3)	n/m

Gain (loss) on disposition of assets and investments	$22	$(2)	$24	n/m

Other	$(2)	$(2)	$—	$—

Operating income	$96	$1	$95	n/m

n/m - not meaningful

Government Solutions

GS revenues increased by $376 million, or 16%, to $2.8 billion for the six months ended June 30, 2022, compared to $2.4 billion for the six months ended June 30, 2021. The increase was primarily driven by organic revenue growth across our GS business units, including work associated with the OAW program which contributed $305 million during the six months ended June 30, 2022 and increased activity in the European Command. Additionally, the increase is attributed to the acquisition of Frazer-Nash in October 2021. These increases were partially offset by reduced activity in the Middle East.

GS gross profit increased by $67 million, or 27%, to $313 million for the six months ended June 30, 2022, compared to $246 million for the six months ended June 30, 2021. The increase was primarily driven by items discussed above as well as lower amortization of intangibles from the Centauri acquisition, partially offset by changes in estimates related to ongoing contract negotiations.

GS equity in earnings of unconsolidated affiliates increased by $4 million to $19 million for the six months ended June 30, 2022, compared to $15 million for the six months ended June 30, 2021. The increase was primarily driven by better performance of joint ventures and increased work in our International business.

Sustainable Technology Solutions

STS revenues decreased by $43 million, or 7%, to $559 million for the six months ended June 30, 2022, compared to $602 million for the six months ended June 30, 2021. The decrease in revenues was primarily driven by a $27 million non-cash impact resulting from our announced intent to exit commercial operations in Russia in 2022, in addition to the related reduced volume following our exit. The decrease is also attributed to timing of certain STS projects and the completion or near completion of remaining projects that we strategically exited in 2020. These decreases were partially offset by increased revenues from engineering and professional services.

STS gross profit decreased by $45 million, or 35%, to $84 million for the six months ended June 30, 2022, compared to $129 million in the six months ended June 30, 2021. The decrease in gross profit was primarily driven by a net favorable resolution of legacy matters in the six months ended June 30, 2021 that did not recur in 2022. The decrease is also attributed to the $22 million non-cash impact to gross profit resulting from our announced intent to exit commercial operations in Russia, in addition to the related reduced volume following our exit. These decreases were partially offset by gross profit recognized from our increased engineering and professional services.

STS equity in losses of unconsolidated affiliates decreased by $62 million to $127 million loss for the six months ended June 30, 2022, compared to $189 million in equity losses for the six months ended June 30, 2021. During Q2 2021, a non-cash charge in the amount of $193 million was recorded associated with the settlement agreement between JKC and its client, Ichthys LNG Pty, Ltd, compared to a $137 million non-cash charge recorded during Q1 2022 relating to the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant.

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

Within our GS business segment, we calculate estimated backlog for long-term contracts associated with the U.K. government's PFIs based on the aggregate amount that our client would contractually be obligated to pay us over the life of the project. We update our estimates of the future work to be executed under these contracts on a quarterly basis and adjust backlog, if necessary.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.6 billion at June 30, 2022, and $2.6 billion at December 31, 2021. As a result of our intent to exit commercial projects in Russia, ending STS backlog was reduced by $61 million as of June 30, 2022. This reduction was offset by the addition of $272 million for KBR services to be provided to KZJV and $1.2 billion for our proportionate share of KZJV's backlog as a result of receiving a full notice to proceed with Phase 1 of the Plaquemines LNG project.

The following table summarizes our backlog by business segment as of June 30, 2022, and December 31, 2021, respectively:

	June 30,	December 31,
Dollars in millions	2022	2021
Government Solutions	$11,680	$12,628
Sustainable Technology Solutions	3,707	2,345
Total backlog	$15,387	$14,973

We estimate that as of June 30, 2022, 35% of our backlog will be executed within one year. Of this amount, 84% will be recognized in revenues on our condensed consolidated statement of operations and 16% will be recorded by our unconsolidated joint ventures. As of June 30, 2022, $66 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2022, 10% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 25% was attributable to cost-reimbursable contracts and 26% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2022, $8.1 billion of our GS backlog was currently funded by our customers.

As of June 30, 2022, we had approximately $3.8 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $15.4 billion and the remaining performance obligations as defined by ASC 606 of $11.2 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, our Senior Credit Facility, (as defined below) and access to capital markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects. We often receive cash in advance on certain of our sustainable technology projects. On time-and-material and cost reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of June 30, 2022, we were in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $516 million at June 30, 2022, and $370 million at December 31, 2021, and consisted of the following:

	June 30,	December 31,
Dollars in millions	2022	2021
Domestic U.S. cash	$166	$34
International cash	235	220
Joint venture and Aspire Defence project cash	115	116
Total	$516	$370
Our cash balances are held in numerous accounts throughout the world to fund our global activities. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future U.S. and non-U.S. cash needs as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions around the world, including whether foreign earnings are permanently reinvested. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $8 million.

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

As of June 30, 2022, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Dollars in millions	2022	2021
Cash flows provided by operating activities	$214	$154
Cash flows provided by (used in) investing activities	169	(38)
Cash flows (used in) financing activities	(215)	(74)
Effect of exchange rate changes on cash	(22)	5
Increase in cash and cash equivalents	$146	$47

Operating Activities. Cash provided by operations totaled $214 million and $154 million for the six months ended June 30, 2022 and 2021, respectively, as compared to net income of $24 million and net loss of $96 million for the six months ended June 30, 2022 and 2021, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the $361 million favorable cash flow impact related to accounts receivable and the $366 million unfavorable cash flow impact related to accounts payable were primarily driven by collections and payments in the first quarter of 2022 related to the significant volume from the OAW program in the fourth quarter of 2021.

Investing Activities. Cash provided by investing activities totaled $169 million for the six months ended June 30, 2022 and was primarily due to a net return of investment of approximately $189 million from JKC resulting from the receipt of the first payment from the Subcontractor Settlement Agreement and proceeds of $55 million from the sale of our investment interest in three U.K. Road Projects. See Note 8 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by our first payment related to an additional investment of $61 million in Mura Technology and $19 million in capital expenditures.

Cash used in investing activities totaled $38 million for the six months ended June 30, 2021 and was primarily used for $16 million in capital expenditures, our acquisition of a technology license for $7 million, our initial investment of $7 million in Mura technology and funding our proportionate share of JKC's ongoing legal and commercial costs.

Financing Activities. Cash used in financing activities totaled $215 million for the six months ended June 30, 2022 and was primarily due to approximately $32 million of dividend payments to common shareholders, $65 million for the repurchase of common stock under our share repurchase program, $9 million for the repurchase of common stock under our "withheld to cover" program, $6 million repayment on our finance lease obligations and $105 million in payments on borrowings related to our Senior Credit Facility. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility. This was partially offset by the net proceeds received from the issuance of common stock of $5 million.

Cash used in financing activities totaled $74 million for the six months ended June 30, 2021 and was primarily due to approximately $30 million of dividend payments to common shareholders, $28 million for the repurchase of common stock under our share repurchase program, $4 million for the repurchase of common stock under our "withheld to cover" program, $7 million repayment on our finance lease obligations, $6 million in payments on borrowings related to our Senior Credit Facility and $6 million repayment on our non-recourse debt associated with our Fasttrax joint venture. See Note 10 "Debt and Other

Credit Facilities" for further discussion of our Senior Credit Facility. This was partially offset by the net proceeds received from the issuance of common stock of $10 million.

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

In June 2022, we announced that we entered into an agreement to invest an additional $100 million in Mura Technology in which the funding is expected in two tranches. The first payment of $61 million was distributed during the quarter ended June 30, 2022 and the second payment of approximately $40 million is expected to be paid in Q1 of 2023 with cash on hand.

On August 2, 2022, we acquired VIMA Group, a U.K. based leading provider of digital transformation solutions to defense and other public sector clients. Upon closing, we paid approximately $73 million funded from cash on hand. We expect to pay the related deferred consideration and contingent consideration by 2024 using cash on hand. All amounts are subject to prevailing exchanges rates at the time of payment as they are required to be paid in the British pound sterling.

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
In April 2022, JKC entered into the Subcontractor Settlement Agreement to resolve outstanding claims and disputes between JKC and the consortium of subcontractors. As a result of the Subcontractor Settlement Agreement, KBR expects to receive approximately AUD 360 million of cash in two payments for our proportionate share of the settlement amount. The first payment of AUD 270 million was paid to JKC in April 2022. In May 2022, JKC distributed the payment to KBR at current exchange rates and net of legal expenses resulting in the receipt of approximately $190 million. The second payment for approximately AUD 90 million is expected to be paid to JKC in March 2023. KBR recorded a non-cash charge to equity in earnings (losses) of unconsolidated affiliates in the amount of $137 million during the first quarter of 2022, which reflected KBR’s proportionate share of JKC's claims against the Consortium.

On May 17, 2022, we entered into Amendment No.6 under our existing Credit Agreement, dated as of April 25, 2018, to (i) remove certain provisions requiring that the net cash proceeds received from the Subcontractor Settlement Agreement be applied to prepay principal amounts owed under Term Loan A and (ii) amend a certain provision to permit KBR instead to apply such net cash proceeds for working capital and other general corporate purposes. As such, the net cash proceeds were used for repayment of the Revolver, funding of the first tranche of the Mura investment and other working capital requirements.

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $38 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of June 30, 2022) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the six months ended June 30, 2022 was $22 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($42 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of June 30, 2022, we had no material guarantees of the work or obligations of third parties recorded.

As of June 30, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $450 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of June 30, 2022, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $49 million of outstanding letters of credit. With respect to our $450 million of bilateral and uncommitted lines of credit, we utilized $242 million for letters of credit as of June 30, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $900 million. Information relating to our letters of credit is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded $4 million net gain and $6 million net loss for the six months ended June 30, 2022 and June 30, 2021, respectively, in other non-operating income (expense) on our condensed consolidated statements of operations. The net gain of $4 million during the six months ended June 30, 2022 consisted primarily of a $5 million gain from changes in the fair value of our balance sheet hedges related to the strengthening of the U.S. dollar against the British Pound, net of $1 million loss due to unfavorable foreign currency movements on certain intercompany balance positions. The net loss of $6 million during the six months ended June 30, 2021 consisted primarily of unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and European Euros.
We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of June 30, 2022. Information relating to fair value measurements is described in Note 18 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver and $923 million outstanding under the term loan portions of the Senior Credit Facility as of June 30, 2022. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 10 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements, we receive one month LIBOR and pay an average monthly fixed rate of 3.055% for the term of the swaps that expire in September 2022. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive one-month LIBOR and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The fair value of the interest rate swaps at June 30, 2022, was a $30 million net asset, of which $24 million is included in other assets, $8 million is included in other current assets and $2 million is included in other current liabilities.

At June 30, 2022, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $683 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate for the six months ended June 30, 2022 was 3.59%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of June 30, 2022.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Political, economic and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and operations as a portion of our revenue is derived from foreign operations. We announced our intent to exit commercial projects in Russia in a responsible manner. We do not expect this exit to have a material adverse impact on our results of operations in the long term. However, current and potential future sanctions and trade control measures implemented against Russia in response to the conflict may have an impact on our ability to operate in the ordinary course of business as we wind down our business operations in Russia. Any alleged or actual failure to comply with these measures as we extricate our business operations from Russia may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have an adverse effect on our international operations, financial condition and results of operations. Additionally, the full scope, duration and broader implications of this conflict, which may include additional international sanctions, embargoes, regional instability and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflict's effects on our business and results of operations as well as the global economy, cannot be predicted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of June 30, 2022, $160 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

     The following is a summary of share repurchases of our common stock during the three months ended June 30, 2022 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2022	275,332	$54.46	275,332	$185,326,460
May 1 - 31, 2022	558,970	$45.59	548,001	$160,337,466
June 1 - 30, 2022	615	$45.87	—	$160,337,466
Total	834,917	—	823,333	$160,337,466

(1)Included within the shares repurchased herein are 11,584 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $45.31 per share.

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment No. 6 to Credit Agreement, dated as of May 17, 2022, between KBR, Inc., each Lender (as defined in the Credit Agreement), and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 19, 2022; File No. 001-33146)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101	The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

104	Cover Page Interactive Data File - formatted as Inline XBRL contained in Exhibit 101

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

***	Interactive data files

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Shad E. Evans
Mark W. Sopp	Shad E. Evans
Executive Vice President and Chief Financial Officer	Senior Vice President of Finance Operations and Chief Accounting Officer

Dated: August 2, 2022                      Dated: August 2, 2022