Form 10-Q
period 2022-09-30
KBR, INC.
filed 2022-10-27
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

As of October 20, 2022, there were 137,196,219 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BBSY	Bank Bill Swap Bid Rate
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EBIC	Egypt Basic Industries Corporation
EPC	Engineering, procurement and construction
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
HETs	Heavy equipment transporters
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
OAW	Operation Allies Welcome
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 (1)	2022	2021 (1)

Revenues	$1,626	$1,843	$4,956	$4,840
Cost of revenues	(1,401)	(1,650)	(4,334)	(4,272)
Gross profit	225	193	622	568
Equity in earnings (losses) of unconsolidated affiliates	5	(1)	(103)	(175)
Selling, general and administrative expenses	(103)	(91)	(315)	(283)
Acquisition and integration related costs	(1)	(3)	(2)	(7)
Gain on disposition of assets and investments	—	3	22	1
Other	(1)	—	(3)	(2)
Operating income	125	101	221	102
Interest expense	(23)	(20)	(64)	(59)
Unrealized gain on cost method investment	—	—	16	—
Other non-operating income (expense)	(2)	(1)	3	(2)
Income before income taxes	100	80	176	41
Provision for income taxes	(27)	(20)	(79)	(77)
Net income (loss)	73	60	97	(36)
Less: Net income (loss) attributable to noncontrolling interests	(1)	3	—	7
Net income (loss) attributable to KBR	$74	$57	$97	$(43)
Net income (loss) attributable to KBR per share
Basic	$0.53	$0.41	$0.69	$(0.30)
Diluted	$0.49	$0.38	$0.65	$(0.30)
Basic weighted average common shares outstanding	139	140	139	141
Diluted weighted average common shares outstanding	156	154	156	141
Cash dividends declared per share	$0.12	$0.11	$0.36	$0.33
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 (1)	2022	2021 (1)
Net income (loss)	$73	$60	$97	$(36)
Other comprehensive income (loss):
Foreign currency translation adjustments	(60)	(16)	(113)	(4)
Pension and post-retirement benefits	6	9	18	25
Changes in fair value of derivatives	22	4	57	23
Other comprehensive income (loss)	(32)	(3)	(38)	44
Income tax expense:
Foreign currency translation adjustments	—	1	—	—
Pension and post-retirement benefits	(1)	(2)	(3)	(5)
Changes in fair value of derivatives	(5)	—	(12)	(5)
Income tax expense	(6)	(1)	(15)	(10)
Other comprehensive income (loss), net of tax	(38)	(4)	(53)	34
Comprehensive income (loss)	35	56	44	(2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	3	—	7
Comprehensive income (loss) attributable to KBR	$36	$53	$44	$(9)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30,	December 31, (1)
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$461	$370
Accounts receivable, net of allowance for credit losses of $8 and $13, respectively	909	1,411
Contract assets	230	224
Other current assets	119	147
Total current assets	1,719	2,152
Claims and accounts receivable	29	30
Property, plant, and equipment, net of accumulated depreciation of $409 and $431 (including net PPE of $14 and $19 owned by a variable interest entity), respectively	146	136
Operating lease right-of-use assets	167	158
Goodwill	2,056	2,060
Intangible assets, net of accumulated amortization of $313 and $291, respectively	633	708
Equity in and advances to unconsolidated affiliates	177	576
Deferred income taxes	184	231
Other assets	243	153
Total assets	$5,354	$6,204
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$557	$1,026
Contract liabilities	289	313
Accrued salaries, wages and benefits	322	317
Operating lease liabilities	45	41
Other current liabilities	176	178
Total current liabilities	1,389	1,875
Pension obligations	15	88
Employee compensation and benefits	100	111
Income tax payable	90	95
Deferred income taxes	68	70
Long-term debt	1,722	1,875
Operating lease liabilities	196	188
Other liabilities	205	219
Total liabilities	3,785	4,521
Commitments and Contingencies (Notes 6, 12 and 13)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 180,737,832 and 179,983,586 shares issued, and 138,082,991 and 139,786,136 shares outstanding, respectively	—	—
PIC	2,228	2,206
Retained earnings	1,334	1,287
Treasury stock, 42,654,841 shares and 40,197,450 shares, at cost, respectively	(1,065)	(943)
AOCL	(934)	(881)
Total KBR shareholders’ equity	1,563	1,669
Noncontrolling interests	6	14
Total shareholders’ equity	1,569	1,683
Total liabilities and shareholders’ equity	$5,354	$6,204
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2022	$1,596	$2,222	$1,276	$(1,016)	$(896)	10
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	—	—	—	—	—	—
Dividends declared to shareholders ($0.12/share)	(16)	—	(16)	—	—	—
Repurchases of common stock	(50)	—	—	(50)	—	—
Issuance of ESPP shares	5	2	—	3	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	(4)	(1)	—	(2)	—	(1)
Net income	73	—	74	—	—	(1)
Other comprehensive loss, net of tax	(38)	—	—	—	(38)	—
Balance at September 30, 2022	$1,569	$2,228	$1,334	$(1,065)	$(934)	$6

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2021	$1,701	$2,251	$1,260	$(943)	$(881)	$14
Cumulative adjustment for the adoption of ASU 2020-06	(18)	(45)	27	—	—	—
Adjusted balance at January 1, 2022	1,683	2,206	1,287	(943)	(881)	14
Share-based compensation	15	15	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.36/share)	(50)	—	(50)	—	—	—
Repurchases of common stock	(124)	—	—	(124)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(6)	(1)	—	(1)	—	(4)
Net income	97	—	97	—	—	—
Other comprehensive income, net of tax	(53)	—	—	—	(53)	—
Balance at September 30, 2022	$1,569	$2,228	$1,334	$(1,065)	$(934)	$6

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2021	$1,501	$2,240	$1,169	$(895)	$(1,045)	$32
Cumulative adjustment for the adoption of ASU 2020-06	(22)	(45)	23	—	—	—
Adjusted balance at July 1, 2021	1,479	2,195	1,192	(895)	(1,045)	32
Share-based compensation	4	4	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.11/share)	(16)	—	(16)	—	—	—
Repurchases of common stock	(25)	—	—	(25)	—	—
Issuance of ESPP shares	2	1	—	1	—	—
Distributions to noncontrolling interests	(22)	—	—	—	—	(22)
Other	1	—	—	—	—	1
Net income	60	—	57	—	—	3
Other comprehensive income, net of tax	(4)	—	—	—	(4)	—
Balance at September 30, 2021	$1,480	$2,201	$1,233	$(919)	$(1,049)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,609	$2,222	$1,305	$(864)	$(1,083)	$29
Cumulative adjustment for the adoption of ASU 2020-06	(27)	(45)	18	—	—	—
Adjusted balance at January 1, 2021	1,582	2,177	1,323	(864)	(1,083)	29
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	11	11	—	—	—	—
Dividends declared to shareholders ($0.33/share)	(47)	—	(47)	—	—	—
Repurchases of common stock	(57)	—	—	(57)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Distributions to noncontrolling interests	(23)	—	—	—	—	(23)
Other	—	—	—	(1)	—	1
Net income	(36)	—	(43)	—	—	7
Other comprehensive loss, net of tax	34	—	—	—	34	—
Balance at September 30, 2021	$1,480	$2,201	$1,233	$(919)	$(1,049)	$14
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021 (1)
Cash flows from operating activities:
Net income (loss)	$97	$(36)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99	114
Equity in losses of unconsolidated affiliates	103	175
Deferred income tax	49	40
Gain on disposition of assets	(22)	(1)
Unrealized gain on cost method investment	(16)	—
Other	24	31
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	475	(341)
Contract assets	(11)	(50)
Accounts payable	(440)	397
Contract liabilities	(3)	(41)
Accrued salaries, wages and benefits	16	41
Payments on operating lease obligation	(44)	(46)
Payments from unconsolidated affiliates, net	14	18
Distributions of earnings from unconsolidated affiliates	57	37
Pension funding	(32)	(35)
Restructuring reserve	(9)	(20)
Other assets and liabilities	(21)	(7)
Total cash flows provided by operating activities	$336	$276
Cash flows from investing activities:
Purchases of property, plant and equipment	$(39)	$(22)
Proceeds from sale of assets or investments	60	44
Return of (investments in) equity method joint ventures, net	198	(13)
Acquisition of businesses, net of cash acquired	(73)	(14)
Investment in cost method investment	(61)	(7)
Acquisition of technology license	—	(7)
Other	1	(3)
Total cash flows provided by (used in) investing activities	$86	$(22)
Cash flows from financing activities:
Payments on short-term and long-term debt	(12)	(15)
Payments on revolving credit facility	(97)	—
Payments of dividends to shareholders	(49)	(45)
Net proceeds from issuance of common stock	5	11
Payments to reacquire common stock	(124)	(57)
Distributions to noncontrolling interests	(4)	(23)
Other	(9)	(11)
Total cash flows used in financing activities	$(290)	$(140)
Effect of exchange rate changes on cash	(41)	—
Increase in cash and cash equivalents	91	114
Cash and cash equivalents at beginning of period	370	436
Cash and cash equivalents at end of period	$461	$550
Noncash financing activities
Dividends declared	$16	$15
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2022, the results of our operations for the three and nine months ended September 30, 2022 and 2021 and our cash flows for the nine months ended September 30, 2022 and 2021. Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Adoption of ASU 2020-06

Effective January 1, 2022, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") using the full retrospective method. Accordingly, the consolidated financial statements for the year ended December 31, 2021, and the condensed consolidated financial statements for the nine months ended September 30, 2021, are presented as if ASU 2020-06 had been effective for those periods. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. As such, we no longer separate the Convertible Senior Notes into liability and equity components. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the Convertible Senior Notes outstanding, and as a result, PIC and the related unamortized debt discount on the Convertible Senior Notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance and increasing the amount of related deferred income taxes. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. As such, we are required to apply the if-converted method to our Convertible Senior Notes when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Senior Notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Senior Notes.

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

Select unaudited condensed consolidated balance sheet line items, which reflect the adoption of ASU 2020-06, are as follows:

	December 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Assets:
Deferred income taxes	$226	$5	$231

Liabilities:
Long-term debt	$1,852	$23	$1,875

KBR Shareholders' Equity:
PIC	$2,251	$(45)	$2,206
Retained earnings	1,260	27	1,287

Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU 2020-06, are as follows:

	Three Months Ended September 30, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(23)	$3	$(20)
Income before income taxes	$77	$3	$80
Provision for income taxes	$(19)	$(1)	$(20)
Net income	$58	$2	$60
Net income attributable to KBR	$55	$2	$57
Net income attributable to KBR per share:
Basic	$0.39	$0.02	$0.41
Diluted	$0.38	$—	$0.38
Basic weighted average common shares outstanding	$140	$—	$140
Diluted weighted average common shares outstanding	$145	$9	$154

	Nine Months Ended September 30, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(68)	$9	$(59)
Income before income taxes	$32	$9	$41
Provision for income taxes	$(75)	$(2)	$(77)
Net loss	$(43)	$7	$(36)
Net loss attributable to KBR	$(50)	$7	$(43)
Net loss attributable to KBR per share:
Basic	$(0.36)	$0.06	$(0.30)
Diluted	$(0.36)	$0.06	$(0.30)
Basic weighted average common shares outstanding	$141	$—	$141
Diluted weighted average common shares outstanding	$141	$—	$141

Select unaudited condensed consolidated statement of cash flows line items, which reflect the adoption of ASU 2020-06, are as follows:

	Nine Months Ended September 30, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(43)	$7	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	38	2	40
Other	40	(9)	31
Total cash flows provided by operating activities	$276	$—	$276

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

Additional Balance Sheet Information

Other Current Liabilities

The components of other current liabilities on our condensed consolidated balance sheets as of September 30, 2022, and December 31, 2021, are presented below:

	September 30,	December 31,
Dollars in millions	2022	2021
Value-added tax payable	$32	$34
Dividend payable	17	16
Current maturities of long-term debt	15	16
Reserve for estimated losses on uncompleted contracts	15	17
Restructuring reserve	14	17
Retainage payable	9	13
Other miscellaneous liabilities	74	65
Total other current liabilities	$176	$178

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
Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. With the acquisition of Frazer-Nash Consultancy Limited ("Frazer-Nash") on October 20, 2021 (described in Note 4 to the condensed consolidated financial statements), we have expanded our broad range of professional advisory services that deliver high-end systems engineering, systems assurance and technology to customers across the defense, renewable energy and critical infrastructure sectors to the U.K. Additionally, with the acquisition of VIMA Group ("VIMA") on August 2, 2022, we deliver solutions across a number of large-scale, high priority digital transformation programs to support our clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and professional services centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Dollars in millions
Revenues:
Government Solutions	$1,293	$1,555	$4,064	$3,950
Sustainable Technology Solutions	333	288	892	890
Total revenues	$1,626	$1,843	$4,956	$4,840

Operating income:
Government Solutions	$105	$114	$351	$277
Sustainable Technology Solutions	56	23	(18)	(71)
Other	(36)	(36)	(112)	(104)
Total Operating income	$125	$101	$221	$102

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2022	2021	2022	2021

Government Solutions
Science & Space	$282	$280	$792	$788
Defense & Intel	390	387	1,156	1,133
Readiness & Sustainment	352	632	1,256	1,276
International	269	256	860	753
Total Government Solutions	1,293	1,555	4,064	3,950

Sustainable Technology Solutions	333	288	892	890

Total revenue	$1,626	$1,843	$4,956	$4,840

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended September 30, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$785	$120	$905
Europe	334	67	401
Middle East	33	68	101
Australia	101	18	119
Africa	23	16	39
Asia	4	35	39
Other countries	13	9	22
Total revenue	$1,293	$333	$1,626

	Three Months Ended September 30, 2021

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,135	$104	$1,239
Europe	215	57	272
Middle East	72	50	122
Australia	93	4	97
Africa	23	23	46
Asia	4	43	47
Other countries	13	7	20
Total revenue	$1,555	$288	$1,843

	Nine Months Ended September 30, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$2,566	$357	$2,923
Europe	959	153	1,112
Middle East	123	170	293
Australia	302	29	331
Africa	63	49	112
Asia	10	105	115
Other countries	41	29	70
Total revenue	$4,064	$892	$4,956

	Nine Months Ended September 30, 2021
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$2,688	$326	$3,014
Europe	549	162	711
Middle East	348	148	496
Australia	260	8	268
Africa	61	67	128
Asia	5	145	150
Other countries	39	34	73
Total revenue	$3,950	$890	$4,840

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended September 30, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$781	$—	$781
Time-and-Materials	258	197	455
Fixed Price	254	136	390
Total revenue	$1,293	$333	$1,626

	Three Months Ended September 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,063	$—	$1,063
Time-and-Materials	228	174	402
Fixed Price	264	114	378
Total revenue	$1,555	$288	$1,843

	Nine Months Ended September 30, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$2,524	$—	$2,524
Time-and-Materials	739	571	1,310
Fixed Price	801	321	1,122
Total revenue	$4,064	$892	$4,956

	Nine Months Ended September 30, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$2,480	$—	$2,480
Time-and-Materials	666	551	1,217
Fixed Price	804	339	1,143
Total revenue	$3,950	$890	$4,840

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $26 million and $4 million for the three months ended September 30, 2022 and 2021, respectively, and $32 million and $14 million for the nine months ended September 30, 2022 and 2021, respectively.

On September 30, 2022, we had $11.0 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 36% of our remaining performance obligations as revenue within one year, 37% in years two through five and 27% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 30, 2022.

We recognized revenue of $177 million and $147 million for the nine months ended September 30, 2022 and 2021, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	September 30,	December 31,
Dollars in millions	2022	2021
Unbilled	$513	$698
Trade & other	396	713
Accounts receivable	$909	$1,411

Note 4. Acquisitions

VIMA Group

On August 2, 2022, we acquired VIMA Group, a U.K.-based leading provider of digital transformation solutions to defense and other public sector clients. VIMA Group is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under ASC 805, Business Combinations.

The agreed-upon purchase price for the acquisition was $82 million. The purchase price consisted of cash paid on hand at closing of $75 million, subject to certain working capital and other closing adjustments, $4 million of deferred consideration and contingent consideration with an estimated fair value of $3 million that is contingent upon the achievement of certain performance targets from closing through December 31, 2022. The contingent consideration could result in potential additional cash payments aggregating up to approximately £10 million. We recognized $2 million as an intangible backlog asset, $11 million in customer relationships, $3 million in net working capital, $2 million in deferred income tax liability and $68 million of goodwill arising from the acquisition, which relates primarily to future growth opportunities. As of September 30, 2022, the estimated fair values of net assets acquired were preliminary. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis in the individual assets and liabilities acquired and the goodwill recognized is not deductible for tax purposes.

Frazer-Nash Consultancy Limited

On October 20, 2021, we acquired Frazer-Nash in accordance with an agreement with Babcock International Group PLC, a leading U.K. based provider of specialist systems, engineering and technology solutions. The aggregate consideration paid was approximately $392 million in cash, subject to other post-closing adjustments. As of September 30, 2022, the purchase price allocation for the combination is final. The Company recognized goodwill of approximately $293 million primarily related to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $89 million were recognized for customer relationships and backlog, which will be amortized over a weighted-average period of 14 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis in the individual assets and liabilities acquired and the goodwill recognized is not deductible for tax purposes.

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

	Three Months Ended	Nine Months Ended
Dollars in millions	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)
Revenue	$1,878	$4,958
Net income attributable to KBR	$58	$(36)
Diluted earnings per share	$0.39	$(0.26)

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

The components of our cash and cash equivalents balance are as follows:

	September 30, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$207	$79	$286
Short-term investments (c)	3	82	85
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	90	—	90
Total	$300	$161	$461

	December 31, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$218	$34	$252
Short-term investments (c)	2	—	2
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	116	—	116
Total	$336	$34	$370

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders, and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	September 30, 2022	September 30, 2021
Amounts included in project estimates-at-completion at January 1,	$426	$1,048
Net decrease in project estimates	(121)	(228)
Approved change orders	(271)	(374)
Foreign currency impact	7	(19)
Amounts included in project estimates-at-completion at September 30,	$41	$427

The balance as of September 30, 2022 primarily relates to projects in our Government Solutions segment.

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

In April 2022, JKC entered into a settlement agreement (the “Subcontractor Settlement Agreement”) to resolve outstanding claims and disputes between JKC and the Consortium. As a result of the Subcontractor Settlement Agreement, JKC received the first payment of AUD 270 million in April 2022. In May 2022, JKC distributed the payment to KBR at current exchange rates and net of legal expenses resulting in the receipt of approximately $190 million. The second payment of AUD 90 million is expected to be paid to JKC in March 2023. KBR recorded a non-cash charge to equity in earnings (losses) of unconsolidated affiliates in the amount of $137 million during the first quarter of 2022, which reflected KBR’s proportionate share of JKC's claims against the Consortium that were no longer collectible.

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

During the nine months ended September 30, 2022, within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million in the three months ended March 31, 2022 as a result of changes in estimates on the Ichthys LNG Project in connection with the Subcontractor Settlement Agreement discussed above. During the three and nine months ended September 30, 2022, within our GS business segment, we recorded a charge to equity in earnings of unconsolidated affiliates on a joint venture acquired from a historical GS acquisition of $10 million based on our funding obligations of projected losses.

Sanctions and trade control measures were implemented against Russia due to the ongoing conflict between Russia and Ukraine. This impacts our ability to operate in the region and we announced our intent to exit commercial projects in Russia in a responsible manner earlier this year. As we wind down, we are settling or ending contract relationships with suppliers and personnel and have included the estimates of such activities within our remaining project estimates. These estimates may change as we continue to assess revisions to these estimates when known. The duration and extent to which the trade sanctions against Russia affect our business will depend on future developments that remain uncertain. During the nine months ended September 30, 2022, we recognized an unfavorable change of $22 million in gross profit and incurred $6 million in severance and asset impairments costs associated with exiting commercial projects in Russia.

During the three and nine months ended September 30, 2022, within our GS business segment, we recognized a net favorable change in gross profit of $10 million and $1 million, respectively, associated with changes in estimates related to ongoing contract negotiations in which some have been resolved.

During the nine months ended September 30, 2021, within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $193 million as a result of changes in estimates on the Ichthys LNG project during the second quarter of 2021 and an additional $10 million charge for final warranty items during the third quarter of 2021. Additionally, during the nine months ended September 30, 2021, we recognized a favorable change of $37 million in gross profit associated with the settlement of a legacy EPC project matter, partially offset by $20 million related to the resolution of other legacy matters. During the three months ended September 30, 2021, we recognized an unfavorable change to gross profit of $4 million related to the resolution of other legacy matters.

Note 7. Restructuring Charges

During 2020, our management initiated and approved a broad restructuring plan in response to the dislocation of the global energy market resulting from the decline in oil prices and the COVID-19 pandemic. As part of the plan, management approved strategic business restructuring activities and decided to discontinue pursuing certain projects, principally lump-sum EPC and commoditized construction services. The restructuring plan was designed to refine our market focus, optimize costs and improve operational efficiencies. The restructuring charges were substantially completed in the year ended December 31, 2020. The restructuring liability at September 30, 2022 was $55 million, of which $14 million is included in other current liabilities and $41 million is included in other liabilities. The restructuring liability at December 31, 2021 was $66 million, of which $17 million is included in other current liabilities and $49 million is included in other liabilities.

Note 8. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Dollars in millions
Beginning balance at January 1,	$576	$881
Equity in earnings (losses) of unconsolidated affiliates (a)	(103)	(170)
Distributions of earnings of unconsolidated affiliates (b)	(32)	(72)
Payments from unconsolidated affiliates, net	(14)	(17)
(Return of) investments in equity method investment, net (c)	(198)	29
Sale of equity method investment (d)	(41)	(39)
Foreign currency translation adjustments	(21)	(10)
Other (e)	10	(26)
Ending balance	$177	$576

(a)During the third quarter of 2022, we recorded a charge against a joint venture acquired from a historical GS acquisition of $10 million based on our funding obligations of projected losses.
(b)The Brown & Root Industrial Services joint venture declared a distribution in the fourth quarter of 2021 that was paid to KBR during the nine months ended September 30, 2022.
(c)For the nine months ended September 30, 2022, we received a return of investment from JKC of approximately 190 million related to the Subcontractor Settlement Agreement, offset by $1 million in funding contributions to JKC. Additionally, we received a return of investment distribution from BRJV of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings. For the year ended December 31, 2021, investments include $26 million in contributions to JKC.
(d)During the first quarter of 2022, we sold two of our four U.K. Road investments. The carrying value of our investment was $22 million. We received $18 million in cash proceeds and the purchaser agreed to assume the $4 million of consortium relief. In the second quarter of 2022, we sold an additional U.K. Road investment with a carrying value of $19 million and recorded a gain of approximately $16 million upon receipt of $35 million in cash proceeds, in addition to receipt of $2 million of deferred consideration from the Q1 2022 sales. During the third quarter of 2021, we sold our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project). The carrying value of our investment was $39 million. We received $43 million in cash proceeds and recorded a gain of $4 million, of which $1 million was attributable to our non-controlling interests. Subsequent to the receipt of the cash proceeds, we distributed the non-controlling interests' proportionate share of $15 million.
(e)During the nine months ended September 30, 2022, Other included a net liability position of $10 million, for the charge discussed in (a), which is recorded in other liabilities on our condensed consolidated balance sheets at September 30, 2022 for our funding obligations of projected losses. During the year ended December 31, 2021, Other included unearned income related to the Ichthys LNG Project, which was previously recorded outside of the equity method investment balance and will not be realized as a result of the settlement proceedings. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the nine months ended September 30, 2022 and 2021, our revenues included $295 million and $281 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 30, 2022, and December 31, 2021 are as follows:

	September 30,	December 31,
Dollars in millions	2022	2021
Accounts receivable, net of allowance for credit losses	$50	$35
Contract assets	$2	$2
Other current assets	$—	$25
Contract liabilities	$34	$5

Note 9. Retirement Benefits

The components of net periodic pension benefit related to pension benefits for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension benefit
Service cost	$—	$—	$—	$1
Interest cost	$—	$8	$—	$8
Expected return on plan assets	—	(20)	—	(21)
Amortization of prior service cost	—	1	—	—
Recognized actuarial loss	—	5	—	8
Net periodic pension benefit	$—	$(6)	$—	$(4)

	Nine Months Ended September 30,
	2022		2021
Dollars in millions	United States	Int’l	United States	Int’l
Components of net periodic pension benefit
Service cost	$—	$1	$—	$1
Interest cost	$1	$26	$1	$24
Expected return on plan assets	(2)	(63)	(2)	(64)
Amortization of prior service cost	—	1	—	1
Recognized actuarial loss	1	17	1	24
Net periodic pension benefit	$—	$(18)	$—	$(14)

For the nine months ended September 30, 2022, we have contributed approximately $32 million of the $40 million we expect to contribute to our plans in 2022. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 31, 2023.

Additionally, as a result of recent, significant market volatility in the U.K., KBR may from time to time provide short-term, intra-group loans to be used to cover costs, expenses and other liquidity needs of the U.K. pension plan. KBR does not expect the amount of any such advance funds to be material or have by themselves a material adverse impact on our financial position.

Note 10. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	September 30, 2022	December 31, 2021 (1)
Term Loan A	$390	$441
Term Loan B	507	511
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	364
Unamortized debt issuance costs - Term Loan A	(3)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(11)	(13)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(2)	(4)
Unamortized debt issuance costs and discount - Senior Notes	(4)	(4)
Total debt	1,737	1,891
Less: current portion	15	16
Total long-term debt, net of current portion	$1,722	$1,875
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

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending March 31, 2024. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of September 30, 2022, we were in compliance with our financial covenants related to our debt agreements.

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

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal balance of the Convertible Notes in cash and any excess value upon conversion in cash, shares of our common stock or a combination of both at our election. The initial conversion price of the Convertible Notes was approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On August 17, 2022, we declared a quarterly cash dividend of $0.12 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.5465 at a strike price of $25.29.

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

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of September 30, 2022 was $39.67. The Warrant Transactions have been accounted for by recording the proceeds received as PIC.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

As of September 30, 2022, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $248 million. The incremental value over the principal amount would be fully offset by the shares we are allowed to purchase under the Note Hedge Transaction. However, the counterparties holding the warrants would have the right to purchase the same number of shares we would receive at a strike price of $39.67 resulting in value of $49 million that would have been delivered to the counterparties as of September 30, 2022.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of September 30, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $450 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of September 30, 2022, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $48 million of outstanding letters of credit. With respect to our $450 million of bilateral and uncommitted lines of credit, we utilized $208 million for letters of credit as of September 30, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $933 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 11. Income Taxes

The effective tax rate was approximately 45% and 188% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021, as compared to the U.S. statutory rate of 21%, was primarily impacted by adjustments on the Ichthys LNG project to which KBR is a JV partner. KBR did not receive a tax benefit for these adjustments. The effective tax rate for the nine months ended September 30, 2021 was also impacted by the enactment of the tax rate change in the U.K. Excluding the tax impact of these items, our tax rate would be 25% for the nine months ended September 30, 2022 and 23% for the nine months ended September 30, 2021.

Our estimated annual effective rate for 2022 is 25% excluding the effects of discrete items. Our estimated annual effective rate is subject to change based on the actual jurisdictions where our 2022 earnings are generated.

The valuation allowance for deferred tax assets as of September 30, 2022 and December 31, 2021 was $198 million and $204 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $500 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $629 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 was $82 million and $89 million, respectively.

The Inflation Reduction Act was signed into law by the President on August 16, 2022, which enacts a 15% corporate minimum tax effective in 2023 for C-Corporations with book profits greater than $1 billion and imposes a 1% tax on the fair market value of stock repurchases by a publicly traded U.S. corporation after December 31, 2022, which will be accounted for separately from income taxes when incurred. The Inflation Reduction Act also creates or extends certain tax-related energy incentives. KBR currently does not expect the tax-related provision of the Inflation Reduction Act to have a material impact on our financial results.

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

The current case claims $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims. SSI’s initial defense was filed and a hearing was held in December 2018. A merits hearing was held in February 2019. In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award. Exxon and SSI appealed the award and requested suspension of the provisional award, which was approved on April 2, 2019. Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020, the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021. A hearing took place on December 21, 2021, and while a decision was not issued at the hearing, the Reporting Judge of the Chadian Supreme Court indicated, with regard to the fourth plea concerning the unicity of judicial matters, that this ground alone justified quashing the decision. On February 9, 2022, the Chadian Supreme Court issued an abstract of their forthcoming decision upholding the lower court’s ruling. On June 6, 2022, we received the full decision by the Chadian Supreme Court. We have been informed that Exxon has moved forward with paying the award.

At this time, based on our assessment of existing law and precedent, the opinions of legal counsel and other advisers, and the facts available to us at the time of assessment, we do not believe a risk of material loss is probable related to this matter. SSI is no longer an existing entity in Chad or the United States. Further, the amount awarded to the former employees have been paid by Exxon.

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

As of September 30, 2022, we have accrued a probable and reasonably estimable potential loss in an amount that is immaterial. At this time, fact discovery and expert review are still ongoing. The joint venture, joint venture insurers and client continue to be engaged in discussions concerning potential resolution of the claims.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $68 million as of September 30, 2022 and $76 million as of December 31, 2021, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims this year and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. It is possible that FKTC will seek further modifications or otherwise challenge the award. In addition, in March 2022, FKTC filed a new civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. As such, as of September 30, 2022, we continue to maintain a reserve in our financial statements that was previously accrued to cover the potential liabilities.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. Depositions of some DCMA and KBR personnel have taken place. KBR and the relators filed various motions including a motion to dismiss by KBR.

Although KBR's motion to dismiss was not granted it remains an option on appeal. Fact discovery and expert reports have been completed. We have filed a motion for summary judgment and motion to exclude relators' experts and expect briefings will be finalized in November 2022. We believe the allegations of fraud by the relators are without merit. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us as of September 30, 2022, we are not able to estimate a reasonably possible loss and accordingly, no amounts have been accrued.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. In May 2022, the parties reached a settlement and a settlement agreement has been signed. We made the settlement payment of $12 million to the U.S. government in the second quarter of 2022 which was previously fully accrued for in our financial statements. KBR agreed to resolve this case but, as reflected in the settlement, KBR does not admit it has violated any laws, including the False Claims Act, the Anti-Kickback Act or any of the rules and regulations for government contracting.

Note 14. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $29 million and $30 million as of September 30, 2022, and December 31, 2021, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for various U.S. government cost-reimbursable contracts for which our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 15. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income adjustments before reclassifications	(120)	—	39	(81)
Amounts reclassified from AOCL	7	15	6	28
Net other comprehensive income (loss)	(113)	15	45	(53)
Balance at September 30, 2022	$(409)	$(566)	$41	$(934)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income adjustments before reclassifications	(6)	—	9	3
Amounts reclassified from AOCL	2	20	9	31
Net other comprehensive income (loss)	(4)	20	18	34
Balance at September 30, 2021	$(295)	$(744)	$(10)	$(1,049)

Reclassifications out of AOCL, net of tax, by component

	Nine Months Ended September 30,
Dollars in millions	2022	2021	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(7)	$(2)	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(7)	$(2)	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(18)	$(25)	See (a) below
Tax benefit	3	5	Provision for income taxes
Net pension and post-retirement benefits	$(15)	$(20)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(7)	$(12)	Other non-operating expense
Tax benefit	1	3	Provision for income taxes
Net changes in fair value of derivatives	$(6)	$(9)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 9 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 16. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of September 30, 2022, $110 million remained available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

On October 18, 2022, the Board of Directors authorized an increase to our share repurchase program, increasing the authorization level to $500 million.

Withheld to Cover Program

We have in place a "withheld to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,053,840	$47.43	$50	2,396,505	$47.97	$115
Withheld to cover shares	2,300	$49.11	—	184,823	$48.49	$9
Total	1,056,140	$47.43	$50	2,581,328	$48.01	$124

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	647,173	$38.61	$25	1,328,457	$39.78	$53
Withheld to cover shares	3,448	$38.47	—	144,697	$32.06	$4
Total	650,621	$38.61	$25	1,473,154	$39.02	$57

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Shares in millions	2022	2021 (1)	2022	2021 (1)
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$74	$57	$97	$(43)
Less earnings allocable to participating securities	$—	$—	$(1)	$—
Basic net income (loss) attributable to KBR	$74	$57	$96	$(43)
Reversal of Convertible Debt interest expense	2	2	$5	—
Diluted net income (loss) attributable to KBR (a)	$76	$59	$101	$(43)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	139	140	139	141
Convertible debt	14	14	14	—
Warrants	3	—	3	—
Diluted weighted average common shares outstanding (a)	156	154	156	141

Net income (loss) attributable to KBR per share:
Basic	$0.53	$0.41	$0.69	$(0.30)
Diluted (a)	$0.49	$0.38	$0.65	$(0.30)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

(a)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our full retrospective adoption of ASU 2020-06 on January 1, 2022, we are required to apply the if-converted method to our Convertible Debt when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Debt, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Debt. Additionally, for the three and nine months ended September 30, 2022, the Warrant Transactions (as defined in Note 10, "Debt and Other Credit Facilities", to our condensed consolidated financial statements) impacted the calculation of diluted income (loss) per share as the average price of our common stock in both periods exceeded the adjusted strike price of $39.67. For the three and nine months ended September 30, 2021, the Warrant Transactions did not impact diluted net income (loss) per share as the average price of our common stock in both periods did not exceed the adjusted strike price of $39.79.

For the three and nine months ended September 30, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.2 million related to the Warrant Transactions and 0.5 million related to our stock options and restricted stock awards. For the three months ended September 30, 2021, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: $13.8 million related to the Warrant Transactions and $0.5 million related to our stock options and restricted stock awards. For the nine months ended September 30, 2021, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Convertible Debt, $13.8 million related to the Warrant Transactions and $1.1 million related to our stock options and restricted stock awards.

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

			September 30, 2022		December 31, 2021
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$390	$390	$441	$441
Term Loan B	Level 2		507	505	511	514
Convertible Notes	Level 2		350	598	350	669
Senior Notes	Level 2		250	216	250	256
Senior Credit Facility	Level 2	`	260	260	364	364
Nonrecourse project debt	Level 2		1	1	2	2

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

As of September 30, 2022, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $46 million, all of which had durations of 17 days or less. We also had approximately $6 million (gross notional value) of cash flow hedges which had durations of 20 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at September 30, 2022, and December 31, 2021. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in millions	2022	2021	2022	2021
Balance Sheet Hedges - Fair Value	$(1)	$1	$4	$—
Balance Sheet Position - Remeasurement	(2)	(1)	(3)	(6)
Net gain (loss)	$(3)	$—	$1	$(6)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR based loans into fixed-rate loans. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, which were effective beginning October 2018 to maturity in September 2022. Under the October 2018 swap agreements, we received one-month LIBOR and paid a monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which are effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we will receive one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps. In late September 2022 and early October 2022, we entered into additional interest rate swap agreements with an initial notional value of $250 million from the effective date of October 2022 to October 2023. Effective November 2023, the notional value will increase to $350 million through maturity in January 2027. We will receive one-month LIBOR and pay a monthly fixed rate of 3.507% for the term of the swaps.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at September 30, 2022 was a $51 million net asset, of which $35 million is included in other assets and $16 million is included in other current assets. The unrealized net gain on these interest rate swaps was $51 million and is included in AOCL as of September 30, 2022. The fair value of the interest rate swaps at December 31, 2021, was a $3 million net liability, of which $10 million is included in other current liabilities and $7 million is included in other assets. The unrealized net losses on these interest rate swaps was $3 million and included in AOCL as of December 31, 2021.

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

At September 30, 2022, our STS business segment that is subject to credit risk reported approximately $326 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowance for credit losses of $8 million. Based on an aging analysis at September 30, 2022, 86% of our accounts receivable related to this segment was outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing, as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the condensed consolidated balance sheets is presented net of the transferred amount. During the nine months ended September 30, 2022, the Company has derecognized $2,236 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $2,206 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the condensed consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Nine Months Ended	Nine Months Ended
Dollars in millions	September 30, 2022	September 30, 2021
Beginning balance	$481	112
Sale of receivables	2,236	1,609
Settlement of receivables	(2,612)	(1,600)
Cash collected, not yet remitted	(4)	(8)
Outstanding balances sold to financial institutions	$101	$113

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

During the quarter ended June 30, 2022, we recorded an unrealized gain of $16 million as a result of the observable transactions associated with KBR's additional investment and Mura stock purchases from other parties. No observable transactions entered during the three months ended September 30, 2022 required an adjustment to the carrying value of our investment, which was $77 million and $11 million at September 30, 2022 and December 31, 2021, respectively.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments require a buyer that uses supplier finance programs to make annual disclosures regarding the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The confirmed amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. We are currently evaluating the future impact of this standard.

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
•Operational support such as space domain awareness; C5ISR; human spaceflight and satellite operations; integrated supply chain and logistics; and military aviation support;
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; and artificial intelligence and machine learning; and
•Sustainable decarbonization solutions that accelerate and enable energy transition and climate change solutions such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; high-end engineering, design and professional service offerings; and digitally-enabled asset optimization solutions.

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

On August 2, 2022, we acquired VIMA Group, a U.K. based leading provider of digital transformation solutions to defense and other public sector clients. VIMA Group delivers solutions across a number of large-scale, high priority digital transformation programs to support its clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. The company is a trusted advisor and a top five supplier to Defence Digital and Navy Digital – both organizations within the UK Ministry of Defence with several highly strategic, fast-growing programs.

Additional information relating to the Frazer-Nash and VIMA Group acquisitions is described in Note 4 to our condensed consolidated financial statements.

Business Environment and Trends

Government Outlook

On March 28, 2022, President Biden provided his proposed fiscal 2023 budget recommendation of $1.6 trillion, which included $813 billion in defense spending, of which $773 billion is for the DoD, and $785 billion for non-defense discretionary spending which represents an increase from the fiscal 2022 budget of 4% and 8%, respectively. The U.S. defense spending budget prioritizes and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats, continues the restoration of military readiness and increases support for the U.S. European Command. The budget includes several measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics and biotechnologies. The non-defense discretionary spending proposal includes $26 billion, or an 8% increase from the fiscal 2022 budget, in funding for NASA to support the continuation of scientific research, exploration and space technology, as well as increased funding across all agencies to address the climate crisis. However, as the U.S. government has not yet enacted an annual budget for fiscal year 2023, these proposed amounts are subject to change. To avert a government shutdown, a continuing resolution funding measure has been enacted to finance all U.S. government activities through December 16, 2022. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2022 are available, subject to certain restrictions, but new spending initiatives are not authorized. Importantly, we believe our key programs will continue to be supported and funded in the continuing resolution financing mechanism.

Internationally, our Government Solutions work is performed primarily for the U.K. Ministry of Defence and the Australian Department of Defence. In September 2022, the U.K. government announced its intent to increase defense spending from approximately 2% to 3% of GDP by the end of 2030. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. However, we are continuing to monitor the sustainability of this intention for the U.K. defense spending budget increase as U.K. budgets may change due to political turmoil and the negative economic impacts from the recent devaluation of the British Pound to the U.S. Dollar. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In March 2022, the Australian government announced that Australia's defense spending for the 2022 - 2023 financial year will increase by 7.4% to AUD 48.6 billion.

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

We expect climate change and energy transition to continue to be areas of priority and investment as many countries, including the U.S., look to boost their economies and invest in a cleaner future. Specifically, on August 16, 2022, the President signed the Inflation Reduction Act into law which includes provisions intended to, among other things, incentivize domestic clean energy, manufacturing and production.

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

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The information below is an analysis of our consolidated results for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended September 30,
			2022 vs. 2021
Dollars in millions	2022	2021 (1)	$	%
Revenues	$1,626	$1,843	$(217)	(12)%
Cost of revenues	$(1,401)	$(1,650)	$(249)	(15)%
Gross profit	$225	$193	$32	17%
Equity in earnings (losses) of unconsolidated affiliates	$5	$(1)	$6	n/m
Selling, general and administrative expenses	$(103)	$(91)	$12	13%
Acquisition and integration related costs	$(1)	$(3)	$(2)	(67)%
Gain on disposition of assets and investment	$—	$3	$(3)	(100)%
Other	$(1)	$—	$1	n/m
Operating income	$125	$101	$24	24%
Interest expense	$(23)	$(20)	$3	15%
Other non-operating expense	$(2)	$(1)	$1	100%
Income before provision for income taxes and noncontrolling interests	$100	$80	$20	25%
Provision for income taxes	$(27)	$(20)	$7	35%
Net income	$73	$60	$13	22%
Net income (loss) attributable to noncontrolling interests	$(1)	$3	$(4)	n/m
Net income attributable to KBR	$74	$57	$17	30%
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

n/m - not meaningful

Revenues. The decrease in overall revenue of $217 million, or 12%, was primarily attributable to reduced revenues of approximately $382 million from the completion of contingency work associated with the OAW program in early 2022 that commenced in August 2021. This decrease was offset by organic revenue growth across our GS business units, including increased activity in 2022 to support exercises, training and other activities of the European Command, the acquisition of Frazer-Nash in October 2021 and increased revenues in STS primarily from engineering and professional services and technology sales.

Gross Profit. The increase in overall gross profit of $32 million, or 17%, was primarily driven by increased profitability in our STS business primarily attributed to favorable mix and, as described above, increased activity in the European Command and the acquisition of Frazer-Nash in October 2021. We also benefited from lower amortization of intangible assets in Q3 2022 from the Centauri acquisition and changes in estimates related to an ongoing contract negotiation that is now fully resolved. These increases were partially offset by decreased gross profit attributable to reduced volume in 2022 from OAW as described above.

Equity in Earnings (Losses) of Unconsolidated Affiliates. The overall increase in equity in earnings (losses) of unconsolidated affiliates was primarily driven by commencement of services on an LNG project in the second quarter of 2022. Additionally, we recorded a $10 million non-cash charge in the three months ended September 30, 2021 associated with the Ichthys LNG project that did not recur in Q3 2022. This net increase was partially offset by a charge on a joint venture acquired as part of a historical GS acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the three months ended September 30, 2022 were $12 million, a 13% increase compared to the same period in 2021, which was primarily driven by growth across the business, incremental selling, general and administrative expenses from the Frazer-Nash acquisition and other corporate initiatives.

Acquisition and Integration Related Costs. Acquisition and integration related costs in 2021 were primarily comprised of costs associated with our acquisition and integration of Centauri in October 2020 and Frazer-Nash in October 2021. Acquisition and integration costs in 2022 are related to the acquisition of VIMA in August 2022.

Gain on Disposition of Assets and Investment. The gain on disposition of assets and investments of $3 million in 2021 was from the sale of our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project).

Interest Expense. The increase in interest expense was primarily driven by an increase in the U.S. federal reserve funds rate from the three months ended September 30, 2021 to the three months ended September 30, 2022.

Other Non-operating Expense. Other non-operating expense includes interest income, foreign exchange gains and losses and other non-operating income or expense items. Other non-operating expense remained materially consistent for each of the three months ended September 30, 2022 and September 30, 2021.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2022 reflects a 27% tax rate as compared to a 25% tax rate for the three months ended September 30, 2021. The effective tax rate of 27% for the three months ended September 30, 2022 was primarily impacted by items related to non-U.S. discrete activity for the quarter. The effective tax rate of 25% for the three months ended September 30, 2021 was primarily impacted by equity adjustments on joint venture projects. Excluding the tax impact of these adjustments, our tax rate for the three months ended September 30, 2022 and 2021 would be 25% and 19%, respectively. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net Income Attributable to Noncontrolling Interests. The decrease in net income attributable to noncontrolling interests was primarily driven by decreased income from a Middle East joint venture project in our STS business segment that was sold in the third quarter of 2021.

Results of Operations by Business Segment

	Three Months Ended September 30,
			2022 vs. 2021
Dollars in millions	2022	2021	$	%
Revenues
Government Solutions	$1,293	$1,555	$(262)	(17)%
Sustainable Technology Solutions	333	288	$45	16%
Total revenues	$1,626	$1,843	$(217)	(12)%

Operating income
Government Solutions	$105	$114	$(9)	(8)%
Sustainable Technology Solutions	56	23	$33	143%
Other	(36)	(36)	$—	—%
Total operating income	$125	$101	$24	24%

Government Solutions

GS revenues decreased by $262 million, or 17%, to $1.3 billion in the three months ended September 30, 2022 compared to $1.6 billion in the three months ended September 30, 2021. The decrease was primarily driven by the reduced revenues of approximately $382 million from the completion of contingency work associated with the OAW program in early 2022 that commenced in August 2021. This decrease was offset by organic revenue growth across our GS business units, including increased activity to support training, exercises and other activities in the European Command, as well as the acquisition of Frazer-Nash in October 2021 and VIMA in August 2022.

GS operating income decreased by $9 million, or 8%, to $105 million in the three months ended September 30, 2022 compared to $114 million in the three months ended September 30, 2021 primarily driven by items discussed above. GS operating income was also impacted by a charge on a joint venture acquired as part of a historical acquisition. These decreases were partially offset by changes in estimates related to an ongoing contract negotiation that is now fully resolved and lower amortization of intangibles from the Centauri acquisition in the three months ended September 30, 2022.

Sustainable Technology Solutions

STS revenues increased by $45 million, or 16%, to $333 million in the three months ended September 30, 2022 compared to $288 million in the three months ended September 30, 2021. The increase in revenue is primarily from engineering and professional services and technology sales.

STS operating income increased by $33 million, or 143%, to $56 million in the three months ended September 30, 2022 compared to $23 million in the three months ended September 30, 2021. The increase was primarily driven by items discussed above as well as increased equity in earnings primarily from commencement of services on an LNG project in the second quarter of 2022. Furthermore, in the three months ended September 30, 2021, we recognized a non-cash charge in the amount of $10 million associated with the Ichthys LNG project that did not recur in 2022.

Other

Other operating income remained materially consistent for each of the three months ended September 30, 2022 and September 30, 2021.

Results of Operations

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The information below is an analysis of our consolidated results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Nine Months Ended September 30,
				2022 vs. 2021
Dollars in millions	2022		2021 (1)	$	%
Revenues	$4,956		$4,840	$116	2%
Cost of revenues	$(4,334)		$(4,272)	$62	1%
Gross profit	$622		$568	$54	10%
Equity in losses of unconsolidated affiliates	$(103)		$(175)	$(72)	(41)%
Selling, general and administrative expenses	$(315)		$(283)	$32	11%
Acquisition and integration related costs	$(2)		$(7)	$(5)	(71)%
Gain on disposition of assets and investments	$22		$1	$21	n/m
Other	$(3)		$(2)	$1	n/m
Operating income	$221		$102	$119	117%
Interest expense	$(64)		$(59)	$5	8%
Unrealized gain on cost method investment	$16		$—	$16	n/m
Other non-operating income (expense)	$3		$(2)	$5	n/m
Income before provision for income taxes and noncontrolling interests	$176		$41	$135	n/m
Provision for income taxes	$(79)		$(77)	$2	3%
Net income (loss)	$97		$(36)	$133	n/m
Net income attributable to noncontrolling interests	$—		$7	$(7)	(100)%
Net income (loss) attributable to KBR	$97	0	$(43)	$140	n/m
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

n/m - not meaningful

Revenues. Revenues increased by $116 million, or 2%, to $5.0 billion for the nine months ended September 30, 2022 compared to $4.8 billion for the nine months ended September 30, 2021. The increase was primarily driven by continued organic growth across our GS business units, including increased activity in 2022 to support exercises, training and other activities within the European Command, the acquisition of Frazer-Nash in October 2021 and increased revenues from engineering and professional services in our STS business. This growth was partially offset by reduced activity in the Middle East associated with the U.S. DoD's exit in early 2021, reduced volume from work associated with the OAW program as previously discussed, the non-cash impact of our announced intent to exit commercial operations in Russia in 2022 and the related reduced volume following our exit and the completion or near completion of projects we strategically exited in 2020.

Gross profit. The increase in overall gross profit of $54 million, or 10%, was primarily driven by items discussed above, favorable STS licensing mix and lower amortization of intangible assets from the Centauri acquisition partially offset by a net favorable resolution of legacy matters in our STS business in the nine months ended September 30, 2021 that did not recur in 2022.

Equity in losses of unconsolidated affiliates. Equity in losses of unconsolidated affiliates decreased by $72 million to $103 million loss for the nine months ended September 30, 2022, compared to $175 million loss for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, a non-cash charge in the amount of $203 million was recorded associated with the settlement agreement between JKC and its client, Ichthys LNG Pty, Ltd, compared to a $137 million non-cash charge recorded during the nine months ended September 30, 2022 relating to the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant. Additionally, the decrease in equity in losses is attributed to equity in earnings from commencement of services on an LNG project in the second quarter of 2022. These decreases in equity in losses were offset by a charge on a joint venture acquired as part of a historical GS acquisition.

Selling, general and administrative expenses. Selling, general and administrative expenses in the nine months ended September 30, 2022 were $32 million higher than the same period in 2021, which was primarily driven by growth in the core business, incremental expenses from the Frazer-Nash business and other corporate initiatives.

Acquisition and integration related costs. Acquisition and integration related costs in 2021 are primarily comprised of costs associated with our acquisition and integration of Centauri in October 2020 and Frazer Nash in October 2021. Acquisition and integration costs in 2022 are related to the acquisition of Frazer Nash in October 2021 and VIMA in August 2022.

Gain (Loss) on Disposition of Assets and Investment. The increase in gain on disposition of assets and investments was primarily driven by a gain of $16 million from the sale of our investment interest in three U.K. Road investments and a gain of $5 million for the sale of a property in our GS business in the nine months ended September 30, 2022.

Interest expense. The increase in interest expense was primarily driven by increased borrowings to finance the acquisition of Frazer-Nash in October 2021 and increases in the U.S. federal reserve funds rate in 2022.

Unrealized Gain on Cost Method Investment. The increase in unrealized gain on cost method investment is related to the appreciation in the fair value of our Mura Technology investment as a result of a revaluation triggered by the observable transactions associated with our additional investment and Mura stock purchases from other parties.

Other non-operating income (expense). Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The net increase is primarily driven by changes in the fair value of foreign exchange hedges.

Provision for income taxes. The provision for income taxes for the nine months ended September 30, 2022 reflects a 45% tax rate as compared to a 188% tax rate for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 and September 30, 2021, as compared to the U.S. statutory rate of 21% was primarily impacted by adjustments on the Ichthys LNG project to which KBR is a JV partner. KBR did not receive a tax benefit for these adjustments. The effective tax rate for the nine months ended September 30, 2021 was also impacted by the enactment of the tax rate change in the U.K. Excluding the tax impact of these items, our tax rate would be 25% for the nine months ended September 30, 2022 and 23% for the nine months ended September 30, 2021. See Note 11 to our condensed consolidated financial statements for further discussion on income taxes.

Net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests was primarily driven by decreased income from a Middle East joint venture project in our STS business segment that was sold in the third quarter of 2021.

Results of Operations by Business Segment

	Nine Months Ended September 30,
			2022 vs. 2021
Dollars in millions	2022	2021	$	%
Revenues
Government Solutions	$4,064	$3,950	$114	3%
Sustainable Technology Solutions	892	890	2	—%
Total revenues	$4,956	$4,840	$116	2%

Operating income
Government Solutions	$351	$277	$74	27%
Sustainable Technology Solutions	(18)	(71)	$53	75%
Other	(112)	(104)	$(8)	(8)%
Operating income	$221	$102	$119	117%

Government Solutions

GS revenues increased by $114 million, or 3%, to $4.1 billion for the nine months ended September 30, 2022, compared to $4.0 billion for the nine months ended September 30, 2021. The increase was primarily driven by organic revenue growth across our GS business units, including increased activity in the European Command as previously described, and the acquisition of Frazer-Nash in October 2021. These increases were partially offset by reduced activity in the Middle East associated with the U.S. DoD's exit in early 2021 and reduced volume from work associated with the OAW program as previously described.

GS operating income increased by $74 million, or 27%, to $351 million for the nine months ended September 30, 2022, compared to $277 million for the nine months ended September 30, 2021. The increase was primarily driven by items discussed above, lower amortization of intangibles from the Centauri acquisition and gains on sale of investments completed in 2022. These increases were partially offset by a charge on a joint venture acquired as part of a historical GS acquisition and increased selling, general and administrative expenses associated with the acquisition of Frazer-Nash.

Sustainable Technology Solutions

STS revenues increased by $2 million to $892 million for the nine months ended September 30, 2022, compared to $890 million for the nine months ended September 30, 2021. This increase is primarily driven by increased revenues from technology sales and engineering and professional services, partially offset by a $25 million non-cash impact resulting from our announced intent to exit commercial operations in Russia in 2022, in addition to the related reduced volume following our exit, timing of certain STS projects and the completion or near completion of projects that we strategically exited in 2020.

STS operating loss decreased by $53 million, or 75%, to $18 million for the nine months ended September 30, 2022, compared to $71 million in the nine months ended September 30, 2021. The decrease in operating loss is primarily attributed to increased technology sales and engineering and professional services and a decrease in equity in losses related to the Ichthys LNG project. During the nine months ended September 30, 2021, a non-cash charge in the amount of $203 million was recorded associated with the settlement agreement between JKC and its client, Ichthys LNG Pty, Ltd, compared to a $137 million non-cash charge recorded during the nine months ended September 30, 2022 relating to the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant. The decrease in operating loss is partially offset by a $28 million non-cash impact resulting from our announced intent to exit commercial operations in Russia, in addition to the related reduced volume following our exit.

Other

Other operating loss increased by $8 million, or 8%, to $112 million for the nine months ended September 30, 2022, compared to $104 million for the nine months ended September 30, 2021. The increase in operating loss is primarily attributed to the Company's return to the office, increased travel and other corporate initiatives.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.7 billion at September 30, 2022, and $2.6 billion at December 31, 2021. As a result of our announced intent to exit commercial projects in Russia, ending STS backlog was reduced by $61 million as of September 30, 2022.

The following table summarizes our backlog by business segment as of September 30, 2022, and December 31, 2021, respectively:

	September 30,	December 31,
Dollars in millions	2022	2021
Government Solutions	$11,323	$12,628
Sustainable Technology Solutions	4,011	2,345
Total backlog	$15,334	$14,973

We estimate that as of September 30, 2022, 37% of our backlog will be executed within one year. Of this amount, 76% will be recognized in revenues on our condensed consolidated statement of operations and 24% will be recorded by our unconsolidated joint ventures. As of September 30, 2022, $75 million of our backlog relates to active contracts that are in a loss position.

As of September 30, 2022, 10% of our backlog was attributable to fixed-price contracts, 38% was attributable to PFIs, 27% was attributable to cost-reimbursable contracts and 25% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 30, 2022, $8.1 billion of our GS backlog was currently funded by our customers.

As of September 30, 2022, we had approximately $4.4 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $15.3 billion and the remaining performance obligations as defined by ASC 606 of $11.0 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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
Certain STS services projects may require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our ability to maintain or increase our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit may be issued under the Revolver (as defined below) or with lending counterparties on a bilateral, syndicated or other basis.
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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of September 30, 2022, we were in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $461 million at September 30, 2022, and $370 million at December 31, 2021, and consisted of the following:

	September 30,	December 31,
Dollars in millions	2022	2021
Domestic U.S. cash	$161	$34
International cash	210	220
Joint venture and Aspire Defence project cash	90	116
Total	$461	$370
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

As of September 30, 2022, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
Dollars in millions	2022	2021
Cash flows provided by operating activities	$336	$276
Cash flows provided by (used in) investing activities	86	(22)
Cash flows (used in) financing activities	(290)	(140)
Effect of exchange rate changes on cash	(41)	—
Increase in cash and cash equivalents	$91	$114

Operating Activities. Cash provided by operations totaled $336 million and $276 million for the nine months ended September 30, 2022 and 2021, respectively, as compared to net income of $97 million and net loss of $36 million for the nine months ended September 30, 2022 and 2021, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the $475 million favorable cash flow impact related to accounts receivable and the $440 million unfavorable cash flow impact related to accounts payable were primarily driven by collections and payments in the first quarter of 2022 related to the significant volume from the OAW program in the fourth quarter of 2021 that was substantially completed in the first quarter of 2022.

Investing Activities. Cash provided by investing activities totaled $86 million for the nine months ended September 30, 2022 and was primarily due to a return of investment of approximately $190 million from JKC resulting from the receipt of the first payment from the Subcontractor Settlement Agreement, a return of investment from BRJV of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings and proceeds of $55 million from the sale of our investment interest in three U.K. Road Projects. See Note 8 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by our first payment related to an additional investment of $61 million in Mura Technology, $39 million in capital expenditures and $73 million net cash used for the acquisition of VIMA. See Note 4 "Acquisitions" for further details.

Cash used in investing activities totaled $22 million for the nine months ended September 30, 2021 and was primarily used for $22 million in capital expenditures, $14 million net cash used for the acquisition of Harmonic, our acquisition of a technology license for $7 million, our initial investment of $7 million in Mura technology and funding our proportionate share of JKC's ongoing legal and commercial costs. This was partially offset by proceeds of $43 million received from the sale of our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia Project). See Note 8 "Equity Method Investments and Variable Interest Entities" for further details.

Financing Activities. Cash used in financing activities totaled $290 million for the nine months ended September 30, 2022 and was primarily due to approximately $49 million of dividend payments to common shareholders, $115 million for the repurchase of common stock under our share repurchase program, $9 million for the repurchase of common stock under our "withheld to cover" program, $8 million repayment on our finance lease obligations and $109 million in payments on borrowings related to our Senior Credit Facility. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility. This was partially offset by the net proceeds received from the issuance of common stock of $5 million.

Cash used in financing activities totaled $140 million for the nine months ended September 30, 2021 and was primarily due to approximately $45 million of dividend payments to common shareholders, $53 million for the repurchase of common stock under our share repurchase program, $4 million for the repurchase of common stock under our "withheld to cover" program, $10 million repayment on our finance lease obligations, $9 million in payments on borrowings related to our Senior Credit Facility and $6 million repayment on our non-recourse debt associated with our Fasttrax joint venture. See Note 10 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility. This was partially offset by the net proceeds received from the issuance of common stock of $11 million.

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

In June 2022, we announced that we entered into an agreement to invest an additional $100 million in Mura Technology in which the funding is expected in two tranches. The first payment of $61 million was distributed during the quarter ended June 30, 2022 and the second payment of approximately $39 million is expected to be paid in Q1 of 2023 with cash on hand.

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
In April 2022, JKC entered into the Subcontractor Settlement Agreement to resolve outstanding claims and disputes between JKC and the consortium of subcontractors. As a result of the Subcontractor Settlement Agreement, JKC received the first payment of AUD 270 million in April 2022. In May 2022, JKC distributed the payment to KBR at current exchange rates and net of legal expenses resulting in the receipt of approximately $190 million. The second payment of AUD 90 million is expected to be paid to JKC in March 2023. KBR recorded a non-cash charge to equity in earnings (losses) of unconsolidated affiliates in the amount of $137 million during the first quarter of 2022, which reflected KBR’s proportionate share of JKC's claims against the Consortium.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheet a funding deficit of $15 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of September 30, 2022) for our frozen defined benefit pension plans. The total amount of employer pension contributions paid for the nine months ended September 30, 2022 was $32 million and primarily related to our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($39 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 31, 2023.

Additionally, as a result of recent, significant market volatility in the U.K., KBR may from time to time provide short-term, intra-group loans to be used to cover costs, expenses and other liquidity needs of the U.K. pension plan. KBR does not expect the amount of any such advance funds to be material or have by themselves a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of September 30, 2022, we had no material guarantees of the work or obligations of third parties recorded.

As of September 30, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $450 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of September 30, 2022, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $48 million of outstanding letters of credit. With respect to our $450 million of bilateral and uncommitted lines of credit, we utilized $208 million for letters of credit as of September 30, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $933 million. Information relating to our letters of credit is described in Note 10 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

Foreign Currency Risk. Because of the global nature of our business, we are exposed to market risk associated with changes in foreign currency exchange rates. We have historically attempted to limit exposure to foreign currency fluctuations through provisions requiring the client to pay us in currencies corresponding to the currency in which cost is incurred. In addition to this natural hedge, we may use foreign exchange forward contracts and options to hedge material exposures when forecasted foreign currency revenues and costs are not denominated in the same currency and when efficient markets exist. These derivatives are generally designated as cash flow hedges and are carried at fair value. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. We recorded $1 million net gain and $6 million net loss for the nine months ended September 30, 2022 and September 30, 2021, respectively, in other non-operating income (expense) on our condensed consolidated statements of operations. The net gain of $1 million during the nine months ended September 30, 2022 consisted of a $4 million gain primarily from the change in the fair value of a balance sheet hedge related to the strengthening of the Saudi Riyal against the British Pound, net of $3 million loss due to unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and Australian Dollars. The net loss of $6 million during the nine months ended September 30, 2021 consisted primarily of unfavorable foreign currency movements on certain intercompany balance positions denominated in British Pounds and European Euros.
We use derivative instruments, such as foreign exchange forward contracts and options, to hedge foreign currency risk related to non-functional currency assets and liabilities on our balance sheet. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of September 30, 2022. Information relating to fair value measurements is described in Note 18 "Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver and $897 million outstanding under the term loan portions of the Senior Credit Facility as of September 30, 2022. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 10 to our condensed consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements covering $500 million of notional value of our outstanding term loans. Under these swap agreements that expired in September 2022, we received one month LIBOR and paid an average monthly fixed rate of 3.055% for the term of the swaps. In March 2020, we entered into additional swap agreements covering notional value of $400 million of our outstanding loans which are effective beginning October 2022. Under these swap agreements, we will receive one-month LIBOR and pay an average monthly fixed rate of 0.965% for the term of the swaps that expire in January 2027. In late September 2022 and early October 2022, we entered into additional interest rate swap agreements with an initial notional value of $250 million from the effective date of October 2022 to October 2023. Effective November 2023, the notional value will increase to $350 million through maturity in January 2027. We will receive one-month LIBOR and pay a monthly fixed rate of 3.507% for the term of the swaps. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The fair value of the interest rate swaps at September 30, 2022, was a $51 million net asset, of which $35 million is included in other assets and $16 million is included in other current assets.

At September 30, 2022, we had fixed rate debt aggregating $1.1 billion and variable rate debt aggregating $657 million, after taking into account the effects of the interest rate swaps that were effective at September 30, 2022. Our weighted average interest rate for the nine months ended September 30, 2022 was 3.32%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of September 30, 2022.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of September 30, 2022, $110 million remained available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company's current and future cash flows and the authorization does not have an expiration date.

On October 18, 2022, the Board of Directors authorized an increase to our share repurchase program, increasing the authorization level to $500 million.

     The following is a summary of share repurchases of our common stock during the three months ended September 30, 2022 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2022	—	$—	—	$160,337,466
August 1 - 31, 2022	—	$—	—	$160,337,466
September 1 - 30, 2022	1,056,140	$47.43	1,053,840	$110,358,733
Total	1,056,140	—	1,053,840	$110,358,733

(1)Included within the shares repurchased herein are 2,300 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $49.11 per share.

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

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: October 27, 2022                      Dated: October 27, 2022