Form 10-K
period 2022-12-31
KBR, INC.
filed 2023-02-17
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates on June 30, 2022 was approximately $6.7 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $48.39.

As of January 31, 2023, there were 136,571,889 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BRIS	Brown & Root Industrial Services Joint Venture
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
Carillion	Carillion plc
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EAC	Estimate at completion
EBIC	Egypt Basic Industries Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPC	Engineering, procurement and construction
ERGs	Employee Resource Groups
ESPP	Employee Stock Purchase Plan
EVP	Employee Value Proposition
Exchange Act	Securities Exchange Act of 1934, as amended
E.U.	European Union
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GS	Government Solutions
HETs	Heavy equipment transporters
HR	Human Resources
I&D	Inclusion & Diversity
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
NYSE	The New York Stock Exchange

Acronym	Definition
OAW	Operation Allies Welcome
PCAOB	Public Company Accounting Oversight Board
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
Tax Act	Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. While it is not possible to identify all factors, factors that could cause actual future results to differ materially include the risks and uncertainties disclosed under “Item 1A. Risk Factors” contained in Part I and other relevant sections of this Annual Report on Form 10-K.

Many of these factors are beyond our ability to control or predict. Any of the following factors, as well as the risks and uncertainties disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K, and the risk factors and other cautionary statements contained in our other filings with the SEC, or a combination of these factors, could materially and adversely affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially and adversely from those projected in the forward-looking statements. We caution against putting undue reliance on forward-looking statements or projecting any future results based on such statements or on present or prior earnings levels. In addition, each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statement.

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
•The ongoing conflict between Russia and Ukraine, and other geopolitical conditions, may adversely affect our business and results of operations.
•The COVID-19 pandemic and other pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our future results of operations and financial performance.
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
•We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
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
•Internal or external cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
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

Risks Related to Financial Conditions and Markets

•Current or future economic conditions, including recession or inflation, in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy and access our cash and short-term investments.
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
•We may be required to contribute additional cash to meet any underfunded benefit obligations associated with defined benefit plans we manage.
•We are subject to foreign currency exchange risks.

Risks Related to Our Common Stock

•If we need to sell or issue additional shares of common stock to refinance existing debt, to finance future acquisitions or to settle the Convertible Notes or warrants, our existing shareholder ownership could be diluted.
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

PART I

Item 1. Business

Company Overview

KBR, Inc., a Delaware corporation ("KBR" or, the "Company"), delivers science, technology, engineering and logistics support solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full-life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; artificial intelligence and machine learning; and
•Sustainable decarbonization solutions that accelerate and enable energy transition and climate change solutions such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; high-end engineering, design and program management offerings; and digitally-enabled asset optimization solutions.

Our Business

Our people leverage dynamic teams that combine deep mission understanding, market-leading technical expertise and an unwavering operational focus to deliver solutions to solve our clients’ most complex issues. In 2022, KBR’s operating model continued to shift toward agile, technology-driven, solutions-oriented delivery and was streamlined to increase strategic focus to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth with favorable cash conversion.

Our key areas of strategic focus are as follows:

•Government. KBR delivers full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., the U.K. and Australia under long-term programs with key technical, scientific or mission-specific differentiation. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, systems assurance and technology, C5ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management, digital transformation and operations readiness and support. Key customers include U.S. DoD agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. MoD, London Metropolitan Police, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; and other national governments. Areas of long-term strategic focus include defense modernization, space superiority and health and human performance.
•Sustainable Technology. Consistent with our corporate focus towards sustainability, KBR continues to develop and prioritize investment in commercial process technologies that are innovative, proprietary and sustainability-focused. We market high-end advisory and consulting services focused on broad-based energy transition and net-zero carbon emission solutions; high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization; and digitally-enabled operating and monitoring solutions. Key customers include commercial and industrial companies. Areas of long-term strategic focus include sustainable technology solutions, energy transition, energy security and technology-led asset optimization.

Competitive Advantages
We operate in global markets with customers who demand innovation, technical and domain expertise and digitally-enabled, technology-led sustainable solutions. We seek to differentiate ourselves in areas in which we believe we have a competitive advantage, including:
•People
◦Distinctive, mission-focused and inclusive team ethos and culture, which we refer to as “One KBR”.
◦Deep domain expertise resident across nationally recognized subject matter experts.
◦Highly-cleared employee base.

•Sustainability Leadership
◦Our Zero Harm philosophy includes ten key areas of sustainability focus across our company and correspond with the United Nations’ (U.N.) Sustainable Development Goals (SDGs).
◦As signatories to the U.N. Global Compact, we align our business with the U.N. SDGs that serve as a benchmark for accomplishing our sustainability goals.
◦We have a dedicated Global Sustainability Committee made up of leaders from across key corporate and business functions, and the Chair of that Committee reports quarterly to the Board.
◦Achieved carbon neutrality from 2019 and established a 2030 operational net-zero carbon ambition.
◦Based on our Science Based Targets Initiative commitments, we have set preliminary reduction targets in line with a 1.5 degree Celsius ambition. These targets include a 25% reduction in business travel, renewable energy agreements and certifications and increasing our green fleets.
◦We have a dedicated Net Zero Roadmap project team working with each section of the business to measure and monitor GHG emissions for developing discrete and tailored reduction programs, alongside the corporate level reduction plans and targets.
◦As an industry leader, we have and will continue to invest in the development of disruptive, innovative clean energy solutions that promote a cleaner, greener future and a sustainable world.
◦World leader in ammonia technology, a leading hydrogen energy enabler, with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM.
◦Exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical steam to convert a wide range of single-use and other plastics into virgin-grade feedstocks used to produce new plastics, delivering a truly circular economy.
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

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. With the acquisition of Frazer-Nash Consultancy Limited ("Frazer-Nash") on October 20, 2021, we have expanded our broad range of professional advisory services that deliver high-end systems engineering, systems assurance and technology to customers across the defense, renewable energy and critical infrastructure sectors in the U.K. Additionally, with the acquisition of VIMA Group ("VIMA") on August 2, 2022, we deliver solutions across a number of large-scale, high priority digital transformation programs to support our clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. Additional information relating to the Frazer-Nash and VIMA acquisitions is described in Part II of this Annual Report on Form 10-K in Note 4 to our consolidated financial statements.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the core business segments above.
Significant Customers

We provide services to a diverse customer base, including domestic and foreign governments and commercial and industrial companies.

We generate significant revenues within our GS business segment from key U.S. government customers including U.S. DoD and NASA, and from the U.K government. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The following table summarizes our revenues from contracts with U.S. and U.K. government agencies for which we are the prime contractor, as well as for those contracts in which we are a subcontractor and the ultimate customer is a U.S. or U.K. government agency, respectively.

Revenues and percent of consolidated revenues attributable to major customers by year:
	Years ended December 31,
Dollars in millions, except percentage amounts	2022		2021		2020
U.S. government (all agencies)	$4,034	61%	$5,122	70%	$3,079	53%
U.K. government (all agencies)	$584	9%	$508	7%	$573	10%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

VIMA Acquisition

On August 2, 2022, we acquired VIMA, a U.K. based leading provider of digital transformation solutions to defense and other public sector clients. VIMA Group delivers solutions across a number of large-scale, high priority digital transformation programs to support its clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. The company is a trusted advisor and a top five supplier to Defence Digital and Navy Digital – both organizations within the UK MoD with several highly strategic, fast-growing programs.

Mura Technology Investment

In June 2022, we announced that we entered into an agreement to invest an additional £80 million in Mura Technology ("Mura") that will bring KBR's aggregate investment in Mura to approximately 18.5%. This investment provides Mura incremental capital to accelerate development of its plastics recycling projects and enables KBR to participate more fully in this sustainability-focused, high growth sector. Funding will be made in two tranches with the first payment made in the quarter ended June 30, 2022 and the remainder in 2023. With a strategic approach to commercializing and scaling its proprietary, differentiated plastics recycling solution, Mura is well positioned for profitable growth and value creation as the plastics circular economy develops and matures.

Phase 1 of Plaquemines LNG Full Notice to Proceed

In May 2022, KBR's joint venture with Zachry Group, KZJV, was issued a full notice to proceed with Phase 1 of Plaquemines LNG. KZJV, in which KBR holds a non-majority interest, will integrate highly modularized, owner-furnished equipment for the 13.3 million tonnes per annum (MTPA) nameplate facility. KBR will provide project management, engineering, program integration and interface management and commissioning support under an innovative commercial structure that promotes collaboration and enhances overall program performance.

HomeSafe Alliance LLC Contract Award

In November 2021, we announced that HomeSafe Alliance LLC (“HomeSafe”), a KBR led joint venture with Tier One Relocation, was awarded the global household goods contract by U.S. Transportation Command. The contract ceiling value is $20 billion with a potential 9-year term, inclusive of all options periods. HomeSafe is the exclusive household goods move management service provider for the U.S. Armed Forces, U.S. DoD civilians and their families. Under this contract, HomeSafe plans to modernize and infuse technology to improve the global relocation experience for all military personnel and their families. In October 2022, the award was upheld in the Court of Federal Claims, and the period for appeal of the Court's decision has expired. Subsequent to the Court of Federal Claims ruling, U.S. Transportation Command lifted the stop work order on the contract in November 2022 and KBR is proceeding with work under the award.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other reputable industry participants to capitalize on the strengths of each party, provide greater flexibility in delivering our services based on expertise, cost and geographical efficiency, increase the number of opportunities that can be pursued, reduce exposure and diversify risk. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 31, 2022.

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

JKC Australia LNG is a joint venture contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia. The project was being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. The investment is accounted for within our STS business segment using the equity method of accounting.

KZJV is a joint venture with Zachary Group that performs certain design, engineering, procurement and construction-related services for a LNG facility in Plaquemines Parish, Louisiana. KBR owns a 45% interest in KZJV, which is a VIE. The investment is accounted for within our STS business segment using the equity method of accounting.

HomeSafe, a KBR led joint venture with Tier One Relocation, was established to be the exclusive provider of household goods move management services for the U.S. Armed Forces, U.S. DoD civilians and their families. KBR owns a 72% interest in HomeSafe. The joint venture is a VIE that is consolidated for financial reporting purposes and is accounted for within our GS business segment.

Additional information relating to our joint ventures is described in Part II of this Annual Report on Form 10-K in Note 10 to our consolidated financial statements.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on awarded contracts. For projects within our consolidated and unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize as a result of backlog were $15.6 billion and $15.0 billion as of December 31, 2022 and 2021, respectively, with approximately 25% and 17%, respectively, related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate as of December 31, 2022, 36% of our backlog will be recognized as revenues or equity in earnings of unconsolidated affiliates within fiscal year 2023. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. government agencies and entities, principally the U.S. DoD and NASA. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. government contracts are generally subject to the FAR, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, other agency-specific regulations that implement or supplement the FAR, such as the DoD FAR Supplement ("DFARS") and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:

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

Fixed-price contracts include both lump-sum and unit-rate contracts. Under lump-sum contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Lump-sum contracts entail risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Unit-rate contracts are essentially fixed-price contracts with the only variable being units of work to be performed. Further, our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Fixed-price contracts are typically subject to change orders if the scope of work changes or unforeseen conditions arise resulting in adjustments to the fixed price. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of global sources. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement function seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at low prices and ideal delivery schedules. While the COVID-19 pandemic and other political and economic conditions have resulted in significant supply chain disruptions and inflation globally and within the United States, we have not experienced, and do not anticipate experiencing, any significant procurement difficulties, as we purchase our required materials and equipment from a variety of sources. However, a number of factors that we may not be able to predict or control could result in increased costs for materials, including the continued impact of the COVID-19 pandemic, as well as global trade relationships and other general market and political conditions. These potential increased costs could reduce profitability on our contracts, particularly those that are fixed price. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

Intellectual Property

The use of intellectual property generally benefits our STS business segment. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and in the areas of olefins, refining, fertilizers, coal gasification, semi-submersibles and specialty chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol which is used in the production of consumer end products. In addition, we are a licensor of ammonia process technologies used in the conversion of natural gas to ammonia with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM. We are the exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical steam to convert a wide range of single-use and other plastics into commercial raw materials used to produce new plastics. We also offer technologies for crystallization and evaporation, concentration and purification of strong inorganic acids. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enables our sustainability strategy and enhances our margins.

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

Environmental Regulation

Our business involves design, management, operations and maintenance at various project sites throughout the world, which may be in and around sensitive environmental areas, such as rivers, lakes and wetlands. Our operations may require us to manage, handle, transport and dispose of toxic or hazardous substances, which are subject to stringent and complex laws relating to environmental protection.

Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental and worker health and safety laws and regulations, and some laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time these acts were performed. For example, there are a number of governmental laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances, such as the Comprehensive Environmental Response Compensation and Liability Act of 1980, and comparable national and state laws that impose strict, joint and several liabilities for the entire cost of cleanup, without regard to whether a company knew of or caused the release of hazardous substances. In addition, some environmental regulations can impose liability for the entire clean-up costs on owners, operators, transporters and other persons arranging for the treatment or disposal of such hazardous substances related to contaminated facilities or project sites. Other environmental laws applicable to our and customers' operations affecting us include, but are not limited to, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act and the Toxic Substances Control Act as well as other comparable foreign and state laws. Liabilities related to environmental contamination or human exposure to hazardous substances or a failure to comply with any applicable environmental and worker health and safety laws and regulations could result in substantial costs to us, including cleanup costs, fines, civil or criminal sanctions, third-party claims for property damage, personal injury or cessation of remediation activities.

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 14 to our consolidated financial statements.

Human Capital Management

Every day, the people of KBR help solve some of the world’s most challenging scientific, technological and engineering problems. From our promising new interns to world-renowned experts, this diverse Team of Teams delivers for our customers, so in turn, we put them first. At the end of 2022, we employed approximately 30,000 people performing diverse, complex and mission critical roles in 34 countries. In addition, our unconsolidated joint ventures employ approximately 9,000 employees.

Our Employee Value Proposition ("EVP") is the unique set of experiences and offerings that help differentiate KBR from other competitors for our employees’ time and talents and describes in practical terms how we put our people first.
Purpose & Values

At the tip of our EVP is Purpose and Values. Our vision is to bring together the best and brightest employees to deliver technology and solutions that help our customers accomplish their most critical missions and objectives. We believe the work we do is important and inspiring, enabling us to attract and retain some of the world’s best talent, who thrive in this purposeful environment where they can make a difference.

Our values are the glue that binds us together across our diverse global cultures, guiding our behavior and decision making across KBR. Since refreshing our values in 2020, we have embedded them in our business processes, celebrated employees who epitomize our values-led behavior and established them as a foundation for our learning and development activities. Even with the challenges of transitioning to a long-term hybrid and remote working environment, we have been successful in maintaining our corporate culture as our employees have told us that their experience is fully aligned to our values.
While our One KBR Values unite us, as a global business operating in distinct markets and environments, we recognize and respect that our cultures are different. Acknowledging this diversity, our sustainability culture weaves a golden thread through KBR. Our employees take enormous pride in being part of an organization with a philosophical, practical and proven commitment to Zero Harm.

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

Our commitment to the health and safety of each employee as well as anyone we work with is the foundation of our Zero Harm culture. We know that our employee’s willingness to implement each commitment into their daily work tasks is vital to our operations and has contributed to our strong safety performance among our customers, partners and peers.
The six core processes that comprise our Transactional Health, Safety, Security, Environmental ("HSSE") Management that lead to Transformational Leadership are non-negotiable KBR safety standards that are required to be observed and followed by employees and contractors at all locations and projects. By requiring all of our employees to personally internalize and adhere to these standards, we aim to safeguard our individual health and safety and the well-being of all those around us.

The way we live, work and interact was abruptly altered with the COVID-19 pandemic, but KBR remained vigilant and our people’s commitment to health, safety and security never wavered during this challenging time. KBR quickly implemented safe work practices and procedures aimed at keeping our employees, contractors and visitors safe during the pandemic.

We believe KBR has provided the tools and processes our people need to achieve the mindset of 24/7 Zero Harm. One process known as the Courage to Care Conversation, is instrumental in developing a continual awareness of unsafe acts through observation, intervention and conversation. A web-application to log a conversation was created in-house and is available to all KBR employees. The goal of the Courage to Care Conversation is to continuously evaluate the work environment and to focus on people and their actions.

Thanks to our people's commitment to our Zero Harm culture, we recorded another consecutive year of industry-leading HSSE performance, with a total recordable incident rate of 0.079.

Our Journey to Zero Harm has allowed us to create a company culture where safe execution is non-negotiable and people take responsibility and accountability. When it comes to safety, we strive for one number: Zero.

Ethics and Compliance

Our Code of Business Conduct (the “Code”) is essential to how we as a Team of Teams interact with the world around us and to our success. The Code is based on our One KBR Values, and, in particular, “We are People of Integrity” guides us in everything we do. We will be rolling out a revised Code of Business Conduct in the first half of 2023 that aligns more closely with our values, demonstrates KBR’s commitment to integrity and provides additional guidance to employees about how to always make integrity-based decisions.

We believe an ethical culture, where employees are treated fairly, respectfully, and without favoritism, is key to employee satisfaction and retention. We promote a speak-up culture where employees are comfortable with making reports of possible unethical behavior and workplace issues. The Business Integrity Team has implemented a Question Manager as part of our Ethics Hotline for employees to receive advice, confidentially or anonymously, for ethical or other inquiries. Employees speaking-up and reporting issues enables us to address and remediate these issues early and effectively while instilling confidence that employee concerns are heard and addressed. The recent People Perspective Survey indicates that a significant majority of our employees feel safe to report misconduct and reflects our dedication to an ethical culture.

Retaliation is not tolerated and undermines a speak-up culture. Our Code sets forth our anti-retaliation commitment, which is reinforced in our communications and our annual Ethics training. To further convey to the workforce that reports of unethical behavior are investigated and remediated, the Ethics training incorporates incidents of past misconduct. The “lessons learned” approach provides further guidance to employees that unethical behavior will not be tolerated and demonstrates our continued commitment to our value: We are People of Integrity.

Career

As well as providing meaningful work from Day 1, our employees and job applicants are attracted to KBR because of the opportunity to develop personally and reach their full potential. Therefore, Career Development is a valuable component in our EVP. We have a good reputation for providing growth opportunities and continue to focus on enhancing these growth prospects in a number of ways throughout 2022.

Early Career Professionals

In 2022, we continued to provide technical and professional development, networking and community outreach opportunities through IMPACT, our long-standing Employee Resource Group (“ERG”) for early career professionals. Initiatives in 2022 included:

•One Ocean, where IMPACT members work with schools and environmental and like-minded organizations to develop creative, practical solutions to ecological challenges facing the world today;
•Virtual site visits, where graduates and other employees have used HoloLens technology to see how their engineering designs are coming to life on the other side of the planet; and
•Launch Pad, a newly developed one-stop shop of learning and educational resources to help early career professionals jumpstart their professional development journey within KBR.

Technical Professionals

For our Technical Talent, our One KBR Tech Fellows program provides funding and opportunities for these world-leading scientists and technical professionals to conduct advanced research into topics ranging from carbon capture to machine learning. Our Fellows also provide valuable input into strategy development, business development and talent development within KBR. KBR Communities of Interest ("COIs") are collaborative, virtual forums for subject matter experts and those who support them. Our COIs continue to evolve, ensuring that subject matter experts across the globe can connect and collaborate on Data Science & Analytics, Digital Engineering, Cloud, Cyber and other technical specialties that inform our customers’ and society’s greatest challenges today.

Leadership

In 2022, another cohort graduated from our Global Leadership Development Program designed to expand the capabilities of future C-suite leaders. As well as developing strategic thinking through research projects ranging from sustainability investments to digital supply chain solutions, these leaders attended intense learning events focused on executive skills and leading courageously and with integrity. At the other end of the leadership career ladder, we completed the pilot of our new Front Line Leaders program, designed to support employees newly transitioning into these critical roles. Following the success of this pilot, we plan to roll the program out globally, starting in 2023.

Succession Planning

In 2022, we significantly expanded the scope of our Talent Calibration conversations, covering almost 3,000 KBR employees in this rigorous assessment of performance and potential. As well as providing organization-wide talent trends and data, these conversations lead to individual career plans and added rigor to our succession plans. The Board Nominations & Corporate Governance Committee received regular updates on this process throughout the year, culminating in detailed discussions on updated succession plans for the CEO and Executive Leadership Team.

Performance Management

2022 also saw the expansion of our new agile approach to performance management, focused on forward-looking discussions on performance and priorities between managers and their team members. Our employee survey showed that this modern, real-time performance management approach was welcomed by a majority of participants, helping us retain critical talent, so in 2023 we plan to adopt Agile Performance & Development across KBR.

Work Environment

Central to our EVP is the overall employee experience at KBR, and we aim to differentiate KBR by creating the best work environment that we can for our employees, encompassing matters such as our approaches to Inclusion & Diversity (“I&D”), Employee Engagement and Employee Resource Groups.

The adoption of flexible working practices for many people in KBR continues to help us attract and retain the best talent, no matter where in the world they work. Additionally in 2022, our major businesses and functions also started introducing more flexible working practices, such as part-time or job-share opportunities, to widen our talent reach even further. Our employees appreciate this approach as evidenced by our survey results.

Inclusion & Diversity

At KBR, we aim to become a magnet for diverse talent, known for a culture of belonging and equality. Our commitment to I&D helps us innovate, helps our global Team of Teams perform and helps create an environment where everyone can belong. We believe we have made significant progress over many years and our progress is acknowledged by our employees.

To help us continue our progress in I&D, we review trends and patterns using anonymized employee demographics to ensure we are providing equality of opportunity for all. We plan to expand our data capture further in 2023, encompassing veteran status and sexual preference. Having this data helps us monitor our I&D progress, however, we respect our employees’ right to privacy. We maintain strict confidentiality for all those who voluntarily disclose and provide opt-out options for those who prefer not to disclose their personal information.

As of December 31, 2022, our employees voluntarily self-disclosed the following gender and race/ethnicity demographics:

Gender

0.1%
0.1%
25.9%
73.9%
Male
Female
Prefer Not to Answer
Not Disclosed
Other Gender Identity

Race / Ethnicity

1.9%
1.6%
5.7%
5.9%
6.5%
7.5%
50.2%
20.7%
White
Asian
Black
Not Disclosed
Hispanic or Latino
Prefer Not to Answer
Mixed or Multiracial
Other Ethnic Group

Our Board of Directors is 30% female and 30% ethnic or racial minority. Our Executive Leadership Team ("ELT") is 25% female and 8% ethnic or racial minority.

In 2022, our I&D Council researched best practices for inclusion of people with disabilities, advancement of women into operational and business leadership roles and retention of diverse talent. We plan to incorporate their recommendations into our I&D Improvement Plans in 2023 for every business and function. Their continued efforts help us to further build our reputation as a leader in this space, which was once again epitomized in 2022 when we retained our listing as one of Fortune’s World’s Top Female-Friendly Employer.

Employee Engagement

Our annual employee survey measures our progress through the eyes of our people. Having completed our first global survey in 2021, in 2022 we went a step further by partnering with Great Place to Work to conduct the survey on our behalf, enabling us to expand the languages in which the survey was conducted and benchmark how we perform compared to other similar organizations. As well as facilitating a dramatic increase in participation levels, this partnership resulted in KBR being certified as a Great Place to Work in several countries, including the U.S., U.K., Australia and India.

We were also pleased to note significant improvements in a number of survey focus areas from 2021, including:

•Promotions – we launched guidance for employees and managers in 2022 to ensure our promotions processes are fair and transparent, resulting in a substantial increase in positive scores for this survey topic;
•Fun – with people regularly back in the workplace, our social scene has been on overdrive in 2022 and we made a concerted effort to celebrate individual and team successes, resulting in another significant uplift in survey scores for this survey topic; and
•Development – the roll-out of Agile Performance Management and other initiatives outlined above helped secure a positive response from employees regarding career and personal development.

In addition to the 12,000 employee comments, the data from our survey was reviewed in detail by different team leaders and across different business areas, resulting in tailored action plans that are already being executed across KBR.

Employee Resource Groups

During 2022, we undertook a global communications program focused on Connections, to help reinforce our Team of Teams value in the new world of hybrid working. Our Connections program also benefited from the inspiring work of our ERGs, which we believe continues to provide a crucial platform for all employees to have a voice at KBR. As well as IMPACT’s work described above, we have OK NoW, focused on Mental Health & Fitness, and a range of I&D focused ERGs, which come together to collaborate in the All-In Community. With events ranging from book clubs and picnics to discussions on pay equity and mindfulness, the ERGs create a vibrant community for networking, advocacy and education across KBR.

Compensation & Benefits

The final piece of the EVP puzzle relates to our remuneration strategy and how we provide a good total reward package to our people. Competition for talent continued to be fierce in 2022, compounded by high levels of inflation in the general economy. Recognizing the impact of the fluid economic environment on our employees, at the beginning of the year, we committed to carry out an additional mid-year salary review. By staying current with pay trends and partnering with our customers, we applied an additional increase in compensation mid-year for select employees across various levels in the organization. We simultaneously embedded a systematic approach to pay equity and are increasing our focus on pay transparency, both of which support our I&D strategy.

Through 2022, we introduced improved benefits packages for many employees. For example, we undertook a comprehensive benefits strategy review in the US, and designed innovative offerings based on direct employee feedback, which helped address their diverse personal preferences. We also focused on family-friendly benefits as part of our benefits roadmap in 2022 and have enhanced our parental leave offerings across the U.S., U.K. and India.

Talent Acquisition

While the different components of our EVP outlined above help us attract and retain some of the best talent in KBR, we recognize that the ‘war for talent’ demands continued innovation and improvement in Talent Acquisition. In 2022, we invested considerably to raise KBR’s brand awareness while providing an attractive and streamlined candidate journey to ensure we have the right people in the right place at the right time.

We appointed one of our senior People function leaders as a global leader for talent acquisition, helping bring together our community of recruiters to identify and institute best practices from sourcing to onboarding.

At the same time, we have increased our social media presence through campaigns such as ‘Belong, Connect, Grow – Change the World’ on LinkedIn, which focuses on real people doing important work and creates a buzz around KBR. Our brand collateral has also expanded, with new videos being produced, innovations such as a ‘digital postcard’ which highlights our EVP and tells the compelling KBR story, and a refreshed Career Site showcasing our people, our values and our impact on society.

During 2022, we also invested in a new Candidate Relationship Management platform that is integrated with our HR system. This platform uses artificial intelligence to promote suitable career opportunities to candidates, helps implement ongoing marketing campaigns and enables recruiters to focus on attracting and securing talent rather than dedicating time and resources to administrative matters.

Finally, upskilling and supporting hiring managers has also been a major area of focus, as they re-learn the skill of ‘selling’ to candidates at the same time as assessing their suitability for a role at KBR. We have provided them new support materials such as our Hiring Manager Playbook which includes tips, FAQs, key statistics and other practical guidance to help us secure the best talent.

As a result of this innovation and team effort, we hired over 7,000 employees in 2022, supporting our ability to deliver excellent solutions for our customers and meet our strategic growth targets. Of the new hires, 27% are female and 47% are an ethnic or racial minority.

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

Item 1A. Risk Factors

Risks Related to Operations of Our Business

A significant portion of our revenues is generated by large, recurring business from certain significant customers, including the U.S. government. A loss, cancellation or delay in projects by our significant customers in the future could negatively affect our financial performance.

A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 61% of our total consolidated revenues for the year ended December 31, 2022. Budget uncertainty, the potential for U.S. government shutdowns, the use of continuing resolutions and the federal debt ceiling can adversely affect our industry and the funding for our contracts. If appropriations are delayed or a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of contract cancellations and other disruptions and nonpayment. When the U.S. government operates under a continuing resolution, new contract starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises, also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business.

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

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in expectation of future workforce needs for anticipated contract awards. If an anticipated contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ongoing conflict between Russia and Ukraine, and other geopolitical conditions, may adversely affect our business and results of operations.

Political, economic and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and operations as a portion of our revenue is derived from foreign operations. During 2022, we continue to carry out efforts to wind down our operations in Russia in a responsible manner. We do not expect this to have a material adverse impact on our results of operations in the long term. However, current and potential future sanctions and trade control measures implemented against Russia in response to the conflict may have an impact on our ability to operate in the ordinary course of business as we wind down our operations in Russia. Any alleged or actual failure to comply with these measures may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have an adverse effect on our international operations, financial condition and results of operations. Additionally, the full scope, duration and broader implications of this conflict, which may include additional international sanctions, embargoes, regional instability and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflict's effects on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine or other geopolitical conflicts adversely affect our business, they may also have the effect of heightening many of our other risks identified in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the following:

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

The COVID-19 pandemic and other pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our future results of operations and financial performance.

The spread of COVID-19 and other pandemics, epidemics, outbreaks of infectious diseases or public health crises across the globe have disrupted, and may in the future disrupt our business, which could materially and adversely affect our financial condition, results of operations, cash flows and/or future expectations. With respect to COVID-19, our business, operations and financial performance have been, and may continue to be affected by the still ongoing macroeconomic impacts resulting from the COVID-19 pandemic. As a result, our financial performance and growth rates may differ significantly from pre-pandemic historical periods, and our future results may fall below expectations. Any health crisis may negatively affect worldwide economic and commercial activity, disrupt global supply chains and the labor market and create significant volatility and disruption of financial and commodity markets. The extent to which our business will continue to be affected and may in the future be affected depends on a number of factors outside of our control, including:

•labor disruptions due to (i) worker health and availability, (ii) pandemic-related restrictions limiting worksite access or shutting down facilities to ensure the safety of employees and others, (iii) difficulty recruiting, retaining, training, motivating and developing employees due to evolving health and safety protocols, changing worker expectations and market competition regarding return to office and flexible work models and (iv) the challenges of maintaining our strong corporate culture valuing communication, collaboration and connections despite a majority of employees working remotely;
•increased cyber security risk and data accessibility disruptions due to remote working arrangements;
•recommendations of, or restrictions imposed by, government and health authorities, including travel bans, quarantines and vaccine mandates to address the COVID-19 outbreak;
•potential contract delays, modifications or terminations;
•continued or additional supply chain disruptions which could impair our ability to perform under our contracts or deliver services and products on a timely basis, resulting in potential contract delays, modifications or terminations;
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

If we are unable to enforce our intellectual property rights, or if our intellectual property rights are challenged or become obsolete, our competitive position could be adversely impacted.

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

Our business is dependent on information technology as we operate in global markets with customers who demand innovation, technical and domain expertise and digitally-enabled, technology-led solutions. Robust information technology systems, platforms and products are integral in our efforts to differentiate our service offerings and maintain our competitive advantages. It is strategically important that we lead the digital transformation occurring in our industry. We may not be successful in structuring our technology or developing, acquiring or implementing technology systems in ways that are competitive and responsive to the needs of our customers. We may lack sufficient resources to continue to make the significant technology investments to effectively compete with our competitors. Certain technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

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

For example, we have a 30% ownership interest in JKC, which was contracted to perform the engineering, procurement, supply, construction and commissioning of onshore LNG facilities for a client in Darwin, Australia (the "Ichthys LNG Project"). Prior to completion, the project experienced significant cost increases associated with a variety of issues related to delays, changes in the scope of work and lower than expected subcontractor productivity. These issues resulted in significant unapproved change orders and claims against the client as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the project estimates-at-completion. While JKC entered into binding settlement agreements that resolved the outstanding claims and disputes between JKC and its client, Ichthys LNG Pty, Ltd and JKC and its consortium of subcontractors, we were required to record significant non-cash charges to equity in earnings (losses) of unconsolidated affiliates in connection with these disputes.

Dependence on third-party subcontractors and equipment manufacturers could adversely affect our financial performance on contracts.

We rely on third-party subcontractors and equipment manufacturers in order to complete many of our projects. Certain subcontractors and suppliers, such as those used on our U.S. government contracts, are subject to the same rigorous government requirements that we are and if they are unable to comply with these requirements, in many cases, there are limited alternative subcontractors and suppliers available in the market, particularly those with the requisite security clearances. In addition, if any subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed. Furthermore, if the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts.

We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including pricing and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, increased costs of equipment and materials from inflation or other factors or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we have in the past and may in the future be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

We work in locations and on projects where there are high security risks, which could result in substantial costs, damage to our reputation and harm to our employees, contractors and clients.

Some of our services are performed in high-risk locations, including but not limited to, certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel and clients. Despite these precautions, we have suffered the loss of employees and contractors in the past that resulted in claims and litigation. Furthermore, there is risk of mass casualty or environmentally damaging events that may involve our and third-party personnel and property, which could lead to future claims and litigation, impact our reputation and investor confidence and ultimately result in reduced share price.

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of December 31, 2022, the future revenues we expect to realize as a result of backlog was approximately $15.6 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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
•the effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition and integration activities;
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
•changes in government regimes and other developments that may cause, directly or indirectly, political and economic instability;
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

Internal or external cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

As a U.S. government contractor and a provider of IT services operating in multiple regulated industries and geographies, we and our business partners (including our service providers, joint venture partners, suppliers and subcontractors) handle a variety of sensitive information including personally identifiable information, personnel information, protected health information, classified and controlled unclassified information, and financial information, concerning our business, employees and customers. We and our business partners are continuously exposed to cyber and other security threats, including cyberattacks such as malware/computer viruses, ransomware and phishing attacks, insider threats related to malicious and non-malicious activities from authorized and unauthorized employees or third parties, catastrophic events, power outages, natural disasters, computer system or network failures or physical break-ins. Any unauthorized electronic or physical intrusion or other security threat may jeopardize the protection of sensitive or other information stored or transmitted through our IT systems and networks and those of our business partners. This could lead to disruptions in our business and result in decreased performance, significant remediation costs, transaction errors, loss of data (including personally identifiable information), processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Any significant disruptions or failures could damage our reputation or have a material adverse effect on our business operations, financial performance, financial condition and reputation.

Additionally, we work with the defense industrial base industry and the U.S. government to gather and share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and other controls will detect or prevent them, and we cannot predict their full impact. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers to seek to minimize the impacts of cyber and other security threats, we must usually rely on the safeguards used or required by those customers. In the event of unauthorized access to sensitive information for which we are responsible under customer contracts, our customers, their employees, or third parties may seek to hold us liable for any costs or other damages associated with the unauthorized access. In addition, government agencies may bring legal actions against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to sensitive information. Any remediation costs, damages or other liabilities related to unauthorized access of sensitive information of ours or our customers caused by cyber or other security threats may not be fully insured or indemnified by other means or our insurers. Occurrence of any unauthorized access caused by these security threats could adversely affect our reputation, business operations and impact our financial results.

While we have security measures and technology in place designed to protect our and our clients’ proprietary or classified information, there can be no assurance that our efforts will prevent all threats to our computer systems. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.

We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

In addition, laws and regulations governing data privacy and the unauthorized disclosure of personal data, including the European Union General Data Protection Regulation ("GDPR"), the United Kingdom Data Protection Act, the California Consumer Privacy Act, the California Privacy Rights Act and other emerging U.S. state and global privacy laws pose increasingly complex compliance challenges and potentially elevate costs and may require changes to our business practices resulting from the variation of regulatory requirements and increased enforcement frequency. Failure to comply with these laws and regulations, including related regulatory enforcement and/or private litigation resulting from a potential privacy breach, could result in governmental investigations, significant fines and penalties, damages from private causes of action or reputational harm. Additionally, we are subject to laws, rules and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area. If we cannot rely on existing mechanisms for transferring personal data, we may be unable to transfer personal data of employees and clients in those regions, which could adversely affect our business, financial condition and operating results.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of December 31, 2022, we had $2.1 billion of goodwill and $645 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on October 1 to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates, which could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Additionally, our programs for the U.S. Government often operate for periods of time under Undefinitized Contract Actions (UCAs), which means that we begin performing our obligations before the terms, specifications or price are finally agreed to between the parties. The U.S. Government has (and has exercised in the past) the ability to unilaterally definitize contracts, which, absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. Government. This can affect our ability to negotiate mutually agreeable contract terms and, if a contract is unilaterally imposed upon on us, it may negatively affect our expected profit and cash flows on a program or impose burdensome terms.

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

U.S. government contracts are subject to specific regulations such as the FAR, the Truth in Negotiations Act, CAS, the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the DCMA. Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we currently are and may be subject to additional qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the U.S. government decides whether to intervene on behalf of the qui tam plaintiff. For more information, see Note 15 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
•increased polarization of political parties;
•failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions, including any failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling;
•changes, delays or cancellations of government programs or requirements;
•adoption of new laws or regulations that affect companies providing services to the governments;
•reduced buying power as a result of inflation;
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

Risks Related to Financial Conditions and Markets

Current or future economic conditions, including recession or inflation, in the credit markets may negatively affect the ability to operate our or our customers’ businesses, finance working capital, implement our acquisition strategy and access our cash and short-term investments.

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

On February 6, 2023, we amended our Senior Credit Facility (Amendment No. 8 to our Senior Credit Facility) to transition from LIBOR to SOFR. The publication of SOFR began in April 2018 and has a limited history, and the future performance of SOFR cannot be predicted based on historical performance. The future level of SOFR may bear little or no relation to the historical level of SOFR. Prior observed patterns, if any, in the behavior of market variables, such as correlations, may change in the future. While pre-publication indicative historical data has been released by the Federal Reserve Bank of New York, such analysis inherently involves assumptions, estimates and approximations. The future performance of SOFR is impossible to predict and therefore no future performance of SOFR may be inferred from any of the historical simulations or historical performance. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR.

LIBOR is expected to no longer be available after June 30, 2023 for the primary U.S. dollar LIBOR settings used by the Company. Certain of our term loans, including Term Loan B, continue to use LIBOR as a funding benchmark. The terms of our Senior Credit Facility allows us and the administrative agent to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto, as set forth in the Senior Credit Facility. Any discontinuation of LIBOR and use of an alternative benchmark rate under our term loans is expected to be accompanied by a spread adjustment. The implementation of such alternative reference rates and spread adjustments could cause our funding costs to increase, including if there arises a differential between the alternative reference rate and/or spread adjustment under our credit facility.

Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.

We had approximately $1.7 billion of indebtedness outstanding as of December 31, 2022 which could have negative consequences to us, including, but not limited to:

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

We may be required to contribute additional cash to meet any unfunded benefit obligations associated with defined benefit plans we manage.

We have frozen defined benefit pension plans for employees primarily in the U.S., the U.K. and Germany. At December 31, 2022, our defined benefit pension plans had an aggregate funding surplus (calculated as the excess of fair value of plan assets over the projected benefit obligations) of approximately $35 million. The largest potential source of deficit is related to our defined benefit pension plan in the U.K that is in a funding surplus position at December 31, 2022. In the future, our pension surpluses and deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for any underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. defined benefit pension plan has had in the past, and may have in the future, an aggregate funding deficit. Our U.K. pension plan has been frozen to new participants for a number of years, but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under our U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality and retirement rates, the investment strategy and performance of the plan assets and (in certain circumstance) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates or actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for our U.K. pension plan could result in a material adverse effect on our cash flows and financial position.

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2023. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Risks Related to Regulations and Compliance

We could be adversely impacted if we fail to comply with international export and domestic laws, which are rigorously enforced by the U.S. government.

To the extent that we export products, technical data and services outside of the U.S., we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations and the Export Administration Regulations, and trade sanctions against embargoed countries, including sanctions and export restrictions related to Russia's invasion of Ukraine, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could result in losing our status as an eligible U.S. government contractor and cause us to suffer serious reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, investor and societal expectations with respect to environmental, social and governance ("ESG") matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in the following key areas: inclusion and diversity, environmental stewardship, support for local communities and corporate governance and transparency. A failure to adequately meet stakeholders' expectations may result in loss of business, diluted market valuation, an inability to attract and retain customers and talented personnel, increased negative investor sentiment toward us and/or our customers and the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

In addition, standards for tracking and reporting ESG matters continue to evolve. New laws, regulations, policies and international accords relating to ESG matters, including sustainability, climate change, human capital and diversity, are being developed and formalized in Europe, the United States, Asia and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others, and may not be in line with any new and forthcoming related disclosure rules in the United States and abroad. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of internal and third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. Any failure, or perceived failure, by us to comply fully with developing interpretations of ESG laws and regulations could harm our business, reputation, financial condition and operating results and require significant time and resources to make the necessary adjustments. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquirer, service provider or employer could be negatively impacted.

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

We are continuously committed to advancing our environmental, social and governance strategy as evidenced by the establishment and continued focus on delivering on our 2030 operational net-zero carbon ambitions after we achieved carbon neutrality in 2019. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar carbon negative goals or whose progress towards reaching its carbon negative goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic.

Although we believe that our sustainability commitments and targets are achievable, there is no assurance that we will be able to successfully implement our strategies and achieve our 2030 operational net-zero targets. Investors have recently increased their focus on environmental, social and governance matters, including practices related to greenhouse gas emissions and climate change. Additionally, an increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. The implementation of these goals and initiatives may require considerable investments, and our goals, with all of their contingencies, dependencies and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious and may change, and we cannot guarantee that we will achieve them. If we are unable to meet our commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers or partners, our stock price may be negatively impacted, our reputation may be negatively affected and it may be more difficult for us to compete effectively, all of which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas 77002. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Fulton, Maryland	Leased	Government Solutions

Columbia, Maryland	Leased	Government Solutions

Lexington Park, Maryland	Leased	Government Solutions

Chantilly, Virginia	Leased	Government Solutions

Vienna, Virginia	Leased	Government Solutions

Fairfax, Virginia	Leased	Government Solutions

Dayton/Beavercreek, Ohio	Leased	Government Solutions

Huntsville, Alabama	Leased	Government Solutions

Phoenix, Arizona	Leased	Government Solutions

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Glasgow, United Kingdom	Leased	Government Solutions

Wiltshire, United Kingdom	Leased / Owned	Government Solutions

Al Khobar, Saudi Arabia	Leased	Sustainable Technology Solutions

Asia-Pacific:

Chennai, India	Leased	All

Majura Park, Australia	Leased	Government Solutions

Delhi (Gurgaon), India	Leased	Sustainable Technology Solutions

Brisbane, Australia	Leased	Government Solutions

Sydney, Australia	Leased	Government Solutions

Melbourne, Australia	Leased	Government Solutions

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “KBR.” We have declared a dividend in each quarter during the years ended December 31, 2022 and 2021, and we currently expect that comparable quarterly cash dividends will continue to be paid for the foreseeable future. The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors. On February 10, 2023, the Board of Directors declared a dividend of $0.135 per share, which will be paid on April 14, 2023.
At January 31, 2023, there were 64 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of December 31, 2021, $225 million remained available for repurchase under this authorization.

On October 18, 2022, the Board of Directors authorized an increase of approximately $420 million to our share repurchase program, increasing the authorization level to $500 million. As of December 31, 2022, $451 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended December 31, 2022, and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2022	1,160,197	$46.82	1,160,197	$475,074,729
November 1 - 30, 2022	457,660	$50.48	451,938	$452,257,517
December 1 - 31, 2022	30,143	$51.48	21,046	$451,171,009
Total	1,648,000	$—	1,633,181	$451,171,009

(1)Included within the shares repurchased herein are 14,819 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $50.51 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2022, with the cumulative total return on the S&P 1500 IT Consulting & Other Services Index, the Russell 1000 Index, the Russell 2000 Index, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Index for the same period. The comparisons assume the investment of $100 on December 31, 2017 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

As KBR is no longer a constituent of the Russell 2000 index and is now a constituent of the Russell 1000 index, the Russell 2000 index will be removed from this performance graph and will be replaced by the Russell 1000 index going forward.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2017
12/31/2018
12/31/2019
12/30/2020
12/31/2021
12/31/2022
KBR
Russell 1000
S&P MidCap 400
S&P 1500 IT Consulting & Other Services
Russell 2000
Dow Jones Heavy Construction

	12/31/2017	12/31/2018	12/31/2019	12/30/2020	12/31/2021	12/31/2022
KBR	$100.00	$77.96	$158.74	$163.76	$254.92	$285.35
S&P 1500 IT Consulting & Other Services	$100.00	$85.45	$111.27	$126.23	$174.12	$133.03
Russell 1000	$100.00	$95.22	$125.14	$151.37	$191.42	$154.80
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
S&P MidCap 400	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
Dow Jones Heavy Construction	$100.00	$73.89	$99.12	$120.35	$180.21	$207.33

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

Company Overview

KBR Inc., a Delaware corporation ("KBR"), delivers science, technology, engineering and logistics support solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual/augmented reality and technical training; artificial intelligence and machine learning; and
•Sustainable decarbonization solutions that accelerate and enable energy transition and climate change solutions such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; high-end engineering, design and management program offerings; and digitally-enabled asset optimization solutions.

KBR's strategic growth vectors include:
•Defense modernization;
•Space superiority;
•Health and human performance;
•Sustainable technology;
•High-end engineering;
•Energy transition and security; and
•Technology-led asset optimization

Key customers include U.S. DoD agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. MoD, London Metropolitan Police, and other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic, accretive acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative and sustainability- and safety-focused. These technologies and engineering solutions enable clients to achieve a cleaner, greener, more energy efficient global future.

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

On August 2, 2022, we acquired VIMA Group ("VIMA"), a U.K. based leading provider of digital transformation solutions to defense and other public sector clients. VIMA delivers solutions across a number of large-scale, high priority digital transformation programs to support its clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. The company is a trusted advisor and a top five supplier to Defence Digital and Navy Digital – both organizations within the UK MoD with several highly strategic, fast-growing programs.

Additional information relating to the Centauri, Frazer-Nash and VIMA acquisitions is described in Part II of this Annual Report on Form 10-K in Note 4 to our consolidated financial statements.

Our Business Segments

KBR's business is organized into two core business segments and one non-core business segment as follows:

Core business segments
•Government Solutions
•Sustainable Technology Solutions

Non-core business segment
•Other

See additional information on our business segments in Note 2 to our consolidated financial statements and under "Item 1. Business" in this Annual Report on Form 10-K.

Business Environment and Trends

Government Outlook

On December 29, 2022, President Biden signed into law the $1.7 trillion Consolidated Appropriations Act of 2023, which included $858 billion in defense spending, of which $817 billion is for the DoD, and $773 billion for non-defense discretionary spending which represents an increase from the fiscal 2022 budget of 10% and 6%, respectively. The U.S. defense spending budget prioritizes and furthers a national security strategy to confront near peer threats around the world, enhances the DoD’s cybersecurity strategy and cyber warfare capabilities, increases the priority of military space superiority, directs innovation to meet long-range emerging threats, continues the restoration of military readiness and increases support for the U.S. European Command. The budget includes several measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonics and biotechnologies. The non-defense discretionary spending proposal includes $25 billion, or a 6% increase from the fiscal 2022 budget, in funding for NASA to support the continuation of scientific research, exploration and space technology, as well as increased funding across all agencies to address the climate crisis. However, uncertainty continues to exist regarding the raising of the debt ceiling. The current statutory limit was reached in January 2023, requiring the Treasury Department to take extraordinary measures to continue financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. The federal budget and debt ceiling are expected to continue to be the subject of considerable congressional debate. Although we believe DoD programs will continue to receive consensus support for increased funding and would likely receive priority if this scenario came to fruition, the effect on individual programs or KBR cannot be predicted at this time.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In November 2022, the U.K. government announced its intent to maintain its budget to at least 2% of GDP. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In October 2022, the Australian government announced that Australia's defense spending for the 2022 - 2023 financial year will increase by 7.8% to AUD 48.7 billion, or 1.96% of GDP.

In November 2021, we announced that HomeSafe Alliance LLC (“HomeSafe”), a KBR led joint venture with Tier One Relocation, was awarded the global household goods contract by U.S. Transportation Command. The contract ceiling value is $20 billion with a potential 9-year term, inclusive of all options periods. HomeSafe is the exclusive household goods move management service provider for the U.S. Armed Forces, U.S. DoD civilians and their families. Under this contract, HomeSafe plans to modernize and infuse technology to improve the global relocation experience for all military personnel and their families. In October 2022, the award was upheld in the Court of Federal Claims, and the period for appeal of the Court's decision has expired. Subsequent to the Court of Federal Claims ruling, U.S. Transportation Command lifted the stop work order on the contract in November 2022 and KBR is proceeding with work under the award.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition, renewable energy sources and climate change solutions. The globe is in search of the solution to the energy trilemma, the balance between energy affordability, ensuring energy security and achieving environmental sustainability. Clients are prioritizing their efforts to solve the energy trilemma by investing in digital solutions to optimize operations, increase end-product flexibility and energy efficiency, reduce unplanned downtime and minimize environmental footprint. As the global focus on energy security intensifies and companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia which complements KBR's proprietary process technologies, solutions and capabilities.

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

In response to Russia's military invasion of Ukraine, we continue to carry out efforts to wind down operations in Russia in a responsible manner. We expect that the reconfiguration of global supply and demand stemming from expanding sanctions on Russia will result in near and mid-term investments to enable energy, chemical and food production security globally.

In June 2022, we announced that we entered into an agreement to invest an additional £80 million in Mura Technology ("Mura") that will bring KBR's aggregate investment in Mura to approximately 18.5%. This investment provides Mura incremental capital to accelerate development of its plastics recycling projects and enables KBR to participate more fully in this sustainability-focused, high growth sector. Funding will be in two tranches with the first payment made in the quarter ended June 30, 2022 and the remainder in 2023. With a strategic approach to commercializing and scaling its proprietary, differentiated plastics recycling solution, Mura is well positioned for profitable growth and value creation as the plastics circular economy develops and matures.

Additionally, in May 2022, KBR's joint venture with Zachry Group, KZJV, was issued a full notice to proceed with Phase 1 of Plaquemines LNG. KZJV, in which KBR holds a non-majority interest, will integrate highly modularized, owner-furnished equipment for the 13.3 million tonnes per annum (MTPA) nameplate facility. KBR will provide project management, engineering, program integration and interface management and commissioning support under an innovative commercial structure that promotes collaboration and enhances overall program performance.

Change in Fiscal Year End

On December 13, 2022, the Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52 – 53 week year ending on the Friday closest to December 31, effective beginning with fiscal year 2023. The Company is making the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to our fiscal year will not impact our results for the year ended December 31, 2022. While the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2023, we do not expect the impact to be material. The Company believes this change will improve comparability between periods by eliminating the year-over-year variability in calendar month productive days and provide a more consistent reporting cadence for operational leaders to aid in strategic decision making.

Overview of 2022 Financial Results and Significant Bookings

2022 was a year of significant achievement for KBR as we continued to execute toward our long-term vision. The Company benefits from a significant base of long-term enduring contracts in our government business, a diverse portfolio of high quality proprietary process technologies, market tailwinds that benefit our capabilities and technologies in areas such as defense modernization, energy transition, energy security and high-end engineering and a truly global client base. Together, these attributes distinguish KBR and have contributed directly to the Company’s growth in earnings during the year. Although we experienced significantly reduced volume from the OAW program in 2022 compared to 2021, GS delivered increased profitability attributed to increased activity in 2022 to support exercises, training and other activities of the European Command and the acquisition of Frazer-Nash, and STS delivered significantly increased 2022 earnings growth. Our teams continued to deliver operational performance, healthy profitability and strong cash flow. Importantly, we drove innovation and extended our footprint through new program wins and technology advances, developments and investments, such as our commitment to invest an additional £80 million in Mura Technology for which we have already contributed £48 million in 2022 with the second payment expected to be paid in early 2023. These accomplishments have assisted us in continuing our track record of innovation, bringing new technologies to market and advising, consulting and delivering expertise in the vital area of energy transition, energy security, hydrogen future and plastics circular economy. We progressed in our strategic journey to advance upmarket to deliver digital transformation solutions by completing the VIMA acquisition. Additionally, KZJV received a full notice to proceed on Phase 1 of Plaquemines LNG in which KBR will provide project management, engineering, program integration and interface management and commissioning support. In October 2022, we prevailed in the Court of Federal Claims bid protest actions and, as such, our HomeSafe joint venture is moving forward with transition work. Lastly, we entered into a settlement agreement to resolve outstanding claims and disputes between JKC and the consortium of subcontractors of the Combined Cycle Power Plant.

Our GS business landed new awards, including a $640 million ceiling, 5-year ground systems and mission operations contract to support more than 10 NASA missions, including continued efforts on the James Webb Space Telescope; a $229 million task order as a part of the Axiom team to build the next generation astronaut spacesuits to support the Artemis lunar missions as a part of NASA's 10 year Exploration Extravehicular Activity Services ("xEVAS") contract with a potential value of $3.5 billion across the life of the program; and a $4.8 billion ceiling multiple-award to our Xandar joint venture for the National Air and Space Intelligence Center to support research and development of new and existing hardware, systems and software capabilities enabling scientific and technical intelligence production through 2033. Our STS business landed $4.1 billion in bookings, including our proportionate share of Phase 1 of the Plaquemines LNG project and numerous projects across the ammonia landscape, including traditional, blue and green ammonia, multiple Hydro-PRT licenses and studies and other projects spanning carbon capture, utilization and storage, hydrogen, biofuels and renewables.

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment. A discussion regarding our financial condition and results of operations for the years ended December 31, 2021 and 2020 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 22, 2022.

Consolidated Results
	Years Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Dollars in millions	2022	2021 (1)	2020 (1)	$	%	$	%
Revenues	$6,564	$7,339	$5,767	$(775)	(11)%	$1,572	27%
Cost of revenues	$(5,736)	$(6,533)	$(5,101)	$(797)	(12)%	$1,432	28%
Gross profit	$828	$806	$666	$22	3%	$140	21%
Equity in earnings (losses) of unconsolidated affiliates	$(80)	$(170)	$30	$90	53%	$(200)	n/m
Selling, general and administrative expenses	$(420)	$(393)	$(335)	$27	7%	$58	17%
Acquisition and integration related costs	$(2)	$(12)	$(9)	$(10)	(83)%	$3	33%
Gain on disposition of assets and investments	$19	$2	$18	$17	n/m	$(16)	89%
Goodwill impairment	$—	$—	$(99)	$—	n/m	$(99)	(100)%
Restructuring charges, asset impairments and other	$(2)	$(2)	$(214)	$—	—%	$(212)	(99)%
Operating income	$343	$231	$57	$112	48%	$174	305%
Interest expense	$(87)	$(80)	$(72)	$7	9%	$8	11%
Unrealized gain on other investment	$16	$4	$—	$12	300%	$4	n/m
Other non-operating income (expense)	$12	$(9)	$1	$21	n/m	$(10)	n/m
Income (loss) before income taxes	$284	$146	$(14)	$138	95%	$160	n/m
Provision for income taxes	$(92)	$(111)	$(28)	$(19)	(17)%	$83	296%
Net income (loss)	$192	$35	$(42)	$157	449%	$77	183%
Net income attributable to noncontrolling interests	$2	$8	$21	$(6)	(75)%	$(13)	(62)%
Net income (loss) attributable to KBR	$190	$27	$(63)	$163	604%	$90	143%
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

n/m - not meaningful

Revenues. Revenues decreased by $775 million, or 11%, to $6.6 billion in 2022, compared to $7.3 billion in 2021. The decrease was primarily attributable to reduced revenues of approximately $1.3 billion from the completion of contingency work associated with the OAW program in early 2022 that commenced in August 2021 and reduced activity in the Middle East associated with the U.S. DoD's exit in early 2021. Additionally, the decrease was driven by the non-cash impact of our efforts to continue winding down operations in Russia in 2022, and the completion or near completion of projects we strategically exited in 2020. This decrease was offset by increased activity in 2022 to support exercises, training and other activities of the European Command, the acquisition of Frazer-Nash in October 2021 and increased revenues in STS primarily from engineering and professional services and technology sales.

Gross profit. The $22 million increase in gross profit was primarily driven by increased activity in the European Command, as described above, and the acquisition of Frazer-Nash in October 2021. We also benefited from lower amortization of intangible assets in 2022 from the Centauri acquisition. These increases were partially offset by decreased gross profit attributable to reduced volume in 2022 from OAW and reduced activity in the Middle East associated with the U.S. DoD's exit in early 2021, as described above, and a net favorable resolution of legacy matters in our STS business in 2021 that did not recur in 2022.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates increased by $90 million, or 53%, from a loss of $170 million in 2021 compared to a loss of $80 million in 2022. During 2021, a non-cash charge of $203 million was recorded associated with the settlement agreement between JKC and its client, Ichthys LNG Pty, Ltd, compared to a $137 million non-cash charge recorded during 2022 relating to the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant. Additionally, the reduction in loss is attributed to equity in earnings from commencement of services on an LNG project in the second quarter of 2022. These reductions in losses were offset by a charge on a joint venture acquired as part of a historical GS acquisition in 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses were $27 million higher in 2022 compared to 2021, which was primarily driven by growth in the core business, incremental expenses from the Frazer-Nash business and other corporate initiatives.

Acquisition and Integration Related Costs. Acquisition and integration related costs in 2021 were primarily comprised of costs associated with our acquisition and integration of Centauri in October 2020 and Frazer-Nash in October 2021. Acquisition and integration costs in 2022 are primarily related to the acquisition of VIMA in August 2022.

Gain on Disposition of Assets and Investments. The 2022 gain on disposition of assets and investments was primarily driven by a gain of $16 million from the sale of our investment interest in three U.K. Road investments and a gain of $5 million for the sale of a property in our GS business offset by a loss on sale of $3 million of a joint venture that was acquired as a part of a historical GS acquisition.

Interest Expense. The increase in interest expense was primarily driven by increases in the U.S. federal reserve funds rate in 2022.

Unrealized Gain on Other Investment. The unrealized gain on other investment in 2022 is related to the appreciation in the value of our Mura Technology investment as a result of revaluations triggered by the observable transactions associated with our additional investment and investments from other third parties. In 2021, the gain is related to the appreciation in the value of our Mura Technology investment as a result of additional investments from other third parties.

Other non-operating income (expense). Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The net increase is primarily driven by foreign exchange gains and losses. In 2022, we recorded approximately $8 million in net foreign exchanges gains primarily related to foreign exchange impacts from the Australian dollar tranche of Term Loan A that has since been redenominated into U.S. dollars following the execution of an amendment to our existing Credit Agreement in the fourth quarter of 2022. In 2021, we recorded approximately $8 million in net losses related to the changes in fair values of our balance sheet hedges offset by remeasurement of our balance sheet positions.

Provision for income taxes. The decrease in the provision for incomes taxes in 2022 compared to 2021 was primarily driven by the non-deductibility of losses incurred with respect to the settlement of outstanding matters related to the Ichthys LNG project to which KBR is a joint venture partner. Additionally, the decrease is attributable to a tax benefit recognized in 2022 associated with research and development credits. See Note 13 to our consolidated financial statements for further discussion on income taxes.

Net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests was primarily driven by decreased income from a Middle East joint venture project in our STS business segment that was sold in the third quarter of 2021.

Results of Operations by Business Segment

We analyze the financial results of our two core business segments and one non-core business segment. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended December 31,			Change
				2022 vs. 2021		2021 vs. 2020
Dollars in millions	2022	2021	2020	$	%	$	%
Revenues
Government Solutions	$5,320	$6,149	$4,055	$(829)	(13)%	$2,094	52%
Sustainable Technology Solutions	1,244	1,190	1,712	54	5%	(522)	(30)%
Total revenues	$6,564	$7,339	$5,767	$(775)	(11)%	$1,572	27%

Operating income
Government Solutions	$441	$414	$355	$27	7%	$59	17%
Sustainable Technology Solutions	47	(30)	(77)	77	n/m	47	61%
Other	(145)	(153)	(221)	8	5%	68	31%
Operating income	$343	$231	$57	$112	48%	$174	305%

n/m - not meaningful

Government Solutions

GS revenues decreased by $829 million, or 13%, to $5.3 billion in 2022 compared to $6.1 billion in 2021. The decrease is primarily attributable to reduced revenues of approximately $1.3 billion from the completion of contingency work associated with the OAW program in early 2022 that commenced in August 2021 and reduced activity in the Middle East associated with the U.S. DoD's exit in early 2021. This decrease was offset by increased activity in 2022 to support exercises, training and other activities of the European Command and the acquisition of Frazer-Nash in October 2021.

GS operating income increased by $27 million, or 7%, to $441 million in 2022, compared to $414 million in 2021. The increase is primarily driven by items discussed above, lower amortization of intangibles from the Centauri acquisition, favorable project close out of an international GS project and net gains from sales of investments completed in 2022. These increases were partially offset by a charge on a joint venture acquired as part of a historical GS acquisition that was divested in the fourth quarter of 2022.

Sustainable Technology Solutions

The increase in STS revenues of $54 million, or 5%, from 2021 to 2022 is primarily driven by increased revenues from technology sales and engineering and professional services, partially offset by a $15 million non-cash impact of our continued efforts to wind down operations in Russia in 2022, timing of certain STS projects and the completion or near completion of projects that we strategically exited in 2020.

STS operating income increased by $77 million from 2021 to 2022. The increase in operating income is primarily driven by increased revenues from technology sales and engineering and professional services and a decrease in equity in losses related to the Ichthys LNG project. During 2021, a non-cash charge of $203 million was recorded for the settlement agreement between JKC and its client, Ichthys LNG Pty, Ltd, compared to a $137 million non-cash charge recorded during 2022 for the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant. The increase is also attributed to equity in earnings from commencement of services on an LNG project in the second quarter of 2022. These increases are partially offset by a $22 million non-cash impact of our continued efforts to wind down operations in Russia and a net favorable resolution of legacy matters in our STS business in 2021 that did not recur in 2022.

Other

Other operating loss decreased by $8 million, or 5%, to 145 million in 2022, compared to $153 million in 2021. The decrease in operating loss is primarily attributed to decreased acquisition and integration costs.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.9 billion and $2.6 billion at December 31, 2022 and 2021, respectively. As a result of our continued efforts to wind down operations in Russia, ending STS backlog was reduced by $47 million as of December 31, 2022. Additionally, as a result of U.S. Transportation Command lifting the stop work order on the HomeSafe contract in November 2022, we have booked $39 million in backlog as of December 31, 2022 for our transition work.

The following table summarizes our backlog by business segment for the years ended December 31, 2022 and December 31, 2021, respectively:

Dollars in millions	December 31, 2022	December 31, 2021
Government Solutions	$11,543	$12,628
Sustainable Technology Solutions	4,012	2,345
Total backlog	$15,555	$14,973
We estimate that as of December 31, 2022, 36% of our backlog will be executed within one year. Of this amount, 77% will be recognized in revenues on our consolidated statement of operations and 23% will be recorded by our unconsolidated joint ventures. As of December 31, 2022, $98 million of our backlog relates to active contracts that are in a loss position.

As of December 31, 2022, 11% of our backlog was attributable to fixed-price contracts, 40% was attributable to PFIs, 24% was attributable to cost-reimbursable contracts and 25% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 31, 2022, $8.3 billion of our GS backlog was currently funded by our customers.

As of December 31, 2022, we had approximately $4.2 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $15.6 billion and the remaining performance obligations as defined by ASC 606 of $11.2 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 to our consolidated financial statements for discussion of the remaining performance obligations.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, our Senior Credit Facility (as defined below) and access to capital markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects. We often receive cash in advance on certain of our sustainable technology projects. On time-and-material and cost reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
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
As discussed in Note 12 "Debt and Other Credit Facilities" of our consolidated financial statements, on December 30, 2022, we entered into Amendment No. 7 under our existing Credit Agreement, dated as of April 25, 2018, consisting of a $1 billion revolving credit facility (the "Revolver"), a $442 million Term Loan A, ("Term Loan A") with debt tranches denominated in US dollars, Australian dollars and British pound sterling and a $512 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.954 billion ("Senior Credit Facility"). Amendment No. 7 replaces the Australian dollar tranche of Term Loan A with new term loans in an aggregate principal amount of $99 million ("2022 Refinancing Term Loan A tranche") after deducting estimated deferred financing fees and foreign exchange conversion. The amendment redenominates the original loans in the Australian dollar tranche from Australian dollars into U.S. dollars and establishes SOFR as the reference borrowing rate for such loans. Additionally, on February 6, 2023, we entered into Amendment No. 8 under our existing Credit Agreement, dated as of April 25, 2018, to replace the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for the U.S. dollar tranche of Term Loan A and the Revolving Credit Loans under our existing Credit Agreement.
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of December 31, 2022, we were in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $389 million at December 31, 2022 and $370 million at December 31, 2021 and consisted of the following:

	December 31,
Dollars in millions	2022	2021
Domestic U.S. cash	$27	$34
International cash	255	220
Joint venture and Aspire Defence project cash	107	116
Total	$389	$370

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

In 2021, we changed our permanent reinvestment assertion on the unremitted earnings, as well as all current and future earnings in a wholly owned subsidiary in India. Accordingly, we recorded the income tax expense which was less than $2 million. In addition, we changed our permanent reinvestment assertion on all current and future earnings in our subsidiaries in Saudi Arabia. The associated income tax expense is and will be reflected in the periods in which the earnings are generated. The impact is not material to income tax expense. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $9 million.

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
As of December 31, 2022, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years ended December 31,
Dollars in millions	2022	2021	2020
Cash flows provided by operating activities	$396	$278	$367
Cash flows used in investing activities	37	(428)	(877)
Cash flows provided by (used in) financing activities	(399)	87	225
Effect of exchange rate changes on cash	(15)	(3)	9
Increase (decrease) in cash and cash equivalents	$19	$(66)	$(276)

Operating activities. Cash provided by operations totaled $396 million and $278 million in 2022 and 2021, respectively as compared to net income of $192 million and $35 million in 2022 and 2021, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-material projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the $455 million favorable cash flow impact related to accounts receivable and the $376 million unfavorable cash flow impact related to accounts payable were primarily driven by collections and payments in the first quarter of 2022 related to the significant volume from the OAW program in the fourth quarter of 2021 that was substantially completed in the first quarter of 2022. Additionally, we made an advance payment in October 2022 to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 31, 2023.

Investing activities. Cash provided by investing activities totaled $37 million in 2022 and was primarily due to a return of investment of approximately $190 million from JKC resulting from the receipt of the first payment from the Subcontractor Settlement Agreement, a return of investment from BRIS of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings and proceeds of $55 million from the sale of our investment interest in three U.K. Road Projects. See Note 10 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by our first payment related to an additional investment of $61 million in Mura Technology, $71 million in capital expenditures, $13 million net cash paid upon divestiture of a joint venture acquired as part of a historical GS acquisition and $73 million net cash used for the acquisition of VIMA. See Note 4 "Acquisitions" for further details.

Cash used in investing activities totaled $428 million in 2021, which included $406 million of net cash used for the acquisition of Frazer-Nash and Harmonic and the acquisition of a technology license, $29 million of cash used primarily for funding our proportionate share of JKC's ongoing legal and commercial costs, $7 million for our initial investment in Mura Technology and $30 million used for capital expenditures, partially offset by proceeds received of $44 million, which was primarily from the sale of our investment interest in the Middle East Petroleum Corporation (EBIC Ammonia project).

Financing activities. Cash used in financing activities totaled $399 million in 2022 and was primarily due to $193 million of repurchases of common stock under our share repurchase program, $66 million of dividend payments to common shareholders, $116 million in net payments on borrowings related to our Senior Credit Facility, $11 million repayment on our finance lease obligations, $10 million for the repurchase of common stock under our "withheld to cover" program and dividends paid to NCI shareholders of $4 million. These decreases were partially offset by $5 million in net proceeds received from the issuance of common stock and $3 million in investments from NCI shareholders.

Cash provided by financing activities totaled $87 million in 2021 and was primarily due to borrowings of $290 million on our Senior Credit Facility and $12 million in net proceeds received from the issuance of common stock, offset by $78 million for the repurchase of common stock under our share repurchase program, $61 million of dividend payments to common shareholders, $27 million in payments on borrowings related to our Senior Credit Facility, $13 million repayment on our finance lease obligations, $4 million for the repurchase of common stock under our "withheld to cover" program, $4 million repayment on our non-recourse debt associated with our Fasttrax joint venture and dividends paid to NCI shareholders of $23 million (of which $15 million was driven by the dividends paid to the minority interest of the sale of the EBIC Ammonia plant). See Note 12 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility and Note 19 "Share Repurchases" for further discussion on our share repurchase program.

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

U.K. pension obligation. We have recognized on our consolidated balance sheets a funding surplus of $46 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of December 31, 2022) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the year ended December 31, 2022 is $73 million for our defined benefit plan in the U.K. This amount includes an advance payment disbursed in October 2022 to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 31, 2023. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($39 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility in regards to meeting our capital needs. Refer to Note 22 "Financial Instruments and Risk Management" to our consolidated financial statements for further discussion on our sales of receivables.

Mura Technology. In June 2022, we announced that we entered into an agreement to invest an additional £80 million in Mura Technology in which the funding is expected in two tranches. The first payment of £48 million was distributed during the quarter ended June 30, 2022 and the second payment of £32 million is expected to be paid in Q1 of 2023 with cash on hand.

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

Convertible Senior Notes

On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes mature on November 1, 2023 and, as such, are classified as current liabilities on our consolidated balance sheets as of December 31, 2022. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. It is our current intent to settle the principal balance of the Convertible Notes in cash. We may settle any excess value upon conversion in cash, shares of our common stock or a combination of both at our election.

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

As of December 31, 2022, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $381 million. The incremental value over the principal amount would be fully offset by the shares we are allowed to purchase under the Note Hedge Transaction. However, the counterparties holding the warrants would have the right to purchase the same number of shares we would receive at a strike price of $39.63 resulting in value of $182 million that would have been delivered to the counterparties as of December 31, 2022.

For more information relating to our Convertible Notes, Note Hedge Transactions and Warrant Transactions, refer to Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of December 31, 2022, we had no material guarantees of the work or obligations of third parties recorded.

As of December 31, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $449 million of uncommitted lines of credit to support the issuance of letters of credit. As of December 31, 2022, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $47 million of outstanding letters of credit. With respect to our $449 million of uncommitted lines of credit, we had utilized $248 million for letters of credit as of December 31, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $894 million. Information relating to our letters of credit is described in Note 12 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Contractual Obligations and Commitments

Significant contractual obligations and commercial commitments as of December 31, 2022 are as follows:

	Payments Due
Dollars in millions	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations (a)	$365	$26	$26	$353	$485	$250	$1,505
Interest (b)	90	77	68	62	16	11	324
Operating leases	44	51	43	32	29	102	301
Finance leases	9	8	3	—	—	—	20
Pension funding obligation (c)	8	39	39	39	39	13	177
Purchase obligations (d)	38	11	3	1	—	—	53
Mura Investment (e)	39	—	—	—	—	—	39
Total (f)	$593	$212	$182	$487	$569	$376	$2,419

(a)On November 1, 2023, the Convertible Notes will mature. It is our current intent to settle the principal balance of $350 million in cash and any excess value upon conversion in cash, shares of our common stock or a combination of both at our election.
(b)Determined based on long-term debt borrowings outstanding at the end of 2022 using the interest rates in effect for the individual borrowings as of December 31, 2022, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.
(c)Included in our pension funding obligations are payments related to our agreement with the trustees of our U.K. pension plan. The agreement for this plan calls for minimum annual contributions of £33 million ($39 million at current exchange rates) from 2023 through the next valuation. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 31, 2023.
(d)In the ordinary course of business, we enter into commitments to purchase software and related maintenance, materials, supplies and similar items. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support direct project costs on existing contracting arrangements with our customers. We expect to recover such obligations from our customers.
(e)In June 2022, we announced that we entered into an agreement to invest an additional £80 million in Mura Technology in which the funding is expected in two tranches. The first payment of £48 million was distributed during the quarter ended June 30, 2022 and the second payment of £32 million is expected to be paid in Q1 of 2023 with cash on hand.
(f)We have excluded uncertain tax positions totaling $92 million as of December 31, 2022. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 13 to our consolidated financial statements for further discussion on income taxes.

Transactions with Joint Ventures

In the normal course of business, we form incorporated and unincorporated joint ventures to execute projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work only to the extent the joint venture's scope of work to the end customer is complete. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 10 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

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

Contract Revenue and Contract Estimates. Our policy on revenue recognition is provided in Note 1 to our consolidated financial statements for the year ended December 31, 2022 and is also applied to the revenues of our equity method investments included in equity in earnings of unconsolidated affiliates. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, we recognize revenue when services are performed and contractually billable.

The cost-to-cost method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future cost as outlined in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings. Changes in total estimated contract costs and losses, if any, are recognized on a cumulative catch-up basis in the period in which the changes are identified at the contract level. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate.

It is common for our contracts to contain variable consideration in the form of incentive fees, performance bonuses, award fees, liquidated damages or penalties that may increase or decrease the transaction price. Variable consideration may be tied to our performance, cost targets, or achievement of milestones. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount we expect to be entitled and include in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur. Variable consideration associated with claims and unapproved change orders is included in the transaction price only to the extent of costs incurred. We recognize claims against suppliers and subcontractors as a reduction in recognized costs when enforceability is established by the contract and the amounts are reasonably estimable and probable of recovery. Reductions in costs are recognized to the extent of the lesser of the amounts management expects to recover or actual costs incurred.

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead and G&A expenses. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing, including the types of costs that are allowable, for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. We recognize revenue on cost-reimbursable contracts to the extent it is not probable a significant reversal will occur.

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

While we have the option to proceed directly to the quantitative test, for 2022, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in 2022.

In 2020, for reporting units in our STS business segment, fair value was determined using a blended approach utilizing discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses over a specified period plus a terminal value. For all other reporting units, fair values were determined using a blended approach including market earnings multiples and discounted cash flow models. Under the market approach, we estimated fair value by applying earnings and revenue market multiples to a reporting unit’s operating performance for the trailing twelve-month period. The income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. To arrive at our future cash flows, we used estimates of economic and market assumptions, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. We can resume the qualitative assessment in any subsequent period for any reporting unit.

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

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $557 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of approximately $676 million. Changes in our forecasted taxable income, in the appropriate character and source as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

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

Legal, Investigation and Other Contingent Matters. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. We disclose matters when we believe a material loss is at least reasonably possible but not probable or if the loss is not reasonably estimable but probable and is expected to be material to our financial statements. Generally, our estimates related to these matters are developed in consultation with internal and external legal counsel. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying assumptions and a range of possible outcomes. When possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified. All legal expenses associated with these matters are expensed as incurred. See Notes 6, 14 and 15 to our consolidated financial statements for further discussion of our significant legal, investigation and other contingent matters.

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

The discount rate utilized to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 4.91% at December 31, 2022 from 2.45% at December 31, 2021. The discount rate utilized to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 98% of all international plans, increased to 5.00% at December 31, 2022 from 1.80% at December 31, 2021. Our expected long-term rates of return on plan assets utilized at the measurement date increased to 6.63% from 5.19% for our U.S. pension plans and increased to 6.00% from 4.67% for our U.K. pension plans, for the years ended December 31, 2022 and 2021, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2023		Pension Benefit Obligation at December 31, 2022
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$(1)	$1	$37
25-basis-point increase in discount rate	$—	$1	$(1)	$(35)
25-basis-point decrease in expected long-term rate of return	$—	$4	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(4)	N/A	N/A

Unrecognized actuarial gains and losses are generally recognized using the corridor method over a period of approximately 22 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized net actuarial loss in accumulated other comprehensive loss at December 31, 2022 was $771 million.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net gain of $4 million for the years ended December 31, 2022 and December 31, 2020 and a net loss of $8 million for the year ended December 31, 2021 in other non-operating income (expense) on our consolidated statements of operations. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information, see Note 22 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver to partially fund the acquisition of Centauri and $904 million outstanding under the term loan portions of the Senior Credit Facility as of December 31, 2022. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 12 to our consolidated financial statements.

We manage interest rate exposure by entering into interest rate swap agreements pursuant to which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, where we received one-month LIBOR and paid a monthly fixed rate of 3.055% for the term of the swaps which expired in September 2022. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which were effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we receive one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps. In late September 2022 and early October 2022, we entered into additional interest rate swap agreements with an initial notional value of $250 million from the effective date of October 2022 to October 2023. Effective November 2023, the notional value will increase to $350 million through maturity in January 2027. We will receive one-month LIBOR and pay a monthly fixed rate of 3.507% for the term of the swaps. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The total fair value of these derivative instruments was a net asset of approximately $48 million as of December 31, 2022, of which $19 million is included in other current assets and $29 million is included in other assets.

At December 31, 2022, we had fixed rate debt aggregating $1.3 billion and variable rate debt aggregating $514 million, after taking into account the effects of the interest rate swaps that were effective at December 31, 2022. Our weighted average interest rate for the year ended December 31, 2022 was 4.05%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $3 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contract revenue and contract cost estimates
As described in Note 1 to the consolidated financial statements, a portion of the Company's revenue and equity in earnings of unconsolidated affiliates is derived from contracts with revenue recognized over time using the cost-to-cost method to measure progress. Revenue recognition under this method requires judgments to prepare estimates of total contract costs, specifically assumptions related to estimated labor costs, and total contract revenue, including amounts related to achievement of milestones and contractually allowable costs.
We identified the evaluation of total contract costs and total contract revenues for certain contracts as a critical audit matter. Evaluating the Company's estimates of total contract costs for certain contracts involves auditor judgment given the variability and uncertainty associated with estimating costs, including estimated labor costs, to be incurred over a long-term contract period. Evaluating the Company's estimates of total contract revenue for certain contracts requires an evaluation of subjective assumptions, including projected achievement of milestones and contractually allowable costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating total contract costs, specifically assumptions related to estimated labor costs, and total contract revenue, including amounts related to achievement of milestones and contractually allowable costs. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimated project margins to actual results. To assess the reasonableness of these estimates, we performed audit procedures including:

•obtaining and reading contractual documents with customers;

•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias;

•analyzing underlying documentation for a selection of labor costs;

•performing sensitivity analyses on labor rates;

•comparing allowable cost assumptions to contract terms and considering historical results and trends; and

•comparing estimates underlying milestones to supporting schedules and considering publicly available information and correspondence with the customer.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Houston, Texas
February 17, 2023

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Years ended December 31,
	2022	2021 (1)	2020 (1)

Revenues	$6,564	$7,339	$5,767
Cost of revenues	(5,736)	(6,533)	(5,101)
Gross profit	828	806	666
Equity in earnings (losses) of unconsolidated affiliates	(80)	(170)	30
Selling, general and administrative expenses	(420)	(393)	(335)
Acquisition and integration related costs	(2)	(12)	(9)
Gain on disposition of assets and investments	19	2	18
Goodwill impairment	—	—	(99)
Restructuring charges, asset impairments and other	(2)	(2)	(214)
Operating income	343	231	57
Interest expense	(87)	(80)	(72)
Unrealized gain on other investment	16	4	—
Other non-operating income (expense)	12	(9)	1
Income before income taxes	284	146	(14)
Provision for income taxes	(92)	(111)	(28)
Net income (loss)	192	35	(42)
Less: Net income attributable to noncontrolling interests	2	8	21
Net income (loss) attributable to KBR	$190	$27	$(63)
Net income (loss) attributable to KBR per share
Basic	$1.36	$0.19	$(0.44)
Diluted	$1.26	$0.19	$(0.44)
Basic weighted average common shares outstanding	139	140	142
Diluted weighted average common shares outstanding	156	141	142
Cash dividends declared per share	$0.48	$0.44	$0.40

(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Years ended December 31,
	2022	2021 (1)	2020 (1)

Net income (loss)	$192	$35	$(42)
Other comprehensive income (loss):
Foreign currency translation adjustments	(56)	(4)	23
Pension and post-retirement benefits	17	227	(136)
Changes in fair value of derivatives	53	31	(13)
Other comprehensive income (loss)	14	254	(126)
Income tax (expense) benefit:
Foreign currency translation adjustments	—	(1)	1
Pension and post-retirement benefits	(4)	(44)	26
Changes in fair value of derivatives	(11)	(7)	3
Income tax (expense) benefit	(15)	(52)	30
Other comprehensive (loss) income, net of tax	(1)	202	(96)
Comprehensive income (loss)	191	237	(138)
Less: Comprehensive income attributable to noncontrolling interests	2	8	21
Comprehensive income (loss) attributable to KBR	$189	$229	$(159)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2022	2021 (1)

Assets
Current assets:
Cash and cash equivalents	$389	$370
Accounts receivable, net of allowance for credit losses of $9 and $13	942	1,411
Contract assets	252	224
Other current assets	164	147
Total current assets	1,747	2,152
Claims and accounts receivable	29	30
Pension assets	46	1
Property, plant, and equipment, net of accumulated depreciation of $417 and $431 (including net PPE of $22 and $19 owned by a variable interest entity)	182	136
Operating lease right-of-use assets	164	158
Goodwill	2,087	2,060
Intangible assets, net of accumulated amortization of $332 and $291	645	708
Equity in and advances to unconsolidated affiliates	188	576
Deferred income taxes	213	231
Other assets	265	152
Total assets	$5,566	$6,204
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$637	$1,026
Contract liabilities	275	313
Accrued salaries, wages and benefits	325	317
Current maturities of long-term debt	364	16
Operating lease liabilities	48	41
Other current liabilities	172	162
Total current liabilities	1,821	1,875
Pension obligations	11	88
Employee compensation and benefits	105	111
Income tax payable	117	95
Deferred income taxes	92	70
Long term debt	1,376	1,875
Operating lease liabilities	193	188
Other liabilities	219	219
Total liabilities	3,934	4,521
Commitments and Contingencies (Notes 6, 14 and 15)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 180,807,960 and 179,983,586 shares issued, and 136,505,145 and 139,786,136 shares outstanding, respectively	—	—
Paid-in capital in excess of par	2,235	2,206
Retained earnings	1,410	1,287
Treasury stock, 44,302,815 shares and 40,197,450 shares, at cost, respectively	(1,143)	(943)
Accumulated other comprehensive loss	(882)	(881)
Total KBR shareholders’ equity	1,620	1,669
Noncontrolling interests	12	14
Total shareholders’ equity	1,632	1,683
Total liabilities and shareholders’ equity	$5,566	$6,204
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2019	$1,853	$2,206	$1,437	$(817)	$(987)	$14
Cumulative adjustment for the adoption of ASC 326, net of tax	(3)	—	(3)	—	—	—
Cumulative adjustment for the adoption of ASU 2020-06	(36)	(45)	9	—	—	—
Adjusted balance at January 1, 2020	1,814	2,161	1,443	(817)	(987)	14
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.40/share)	(57)	—	(57)	—	—	—
Repurchases of common stock	(51)	—	—	(51)	—	—
Issuance of ESPP shares	4	—	—	4	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(2)	—	—	—	—	(2)
Net income (loss)	(42)	—	(63)	—	—	21
Other comprehensive loss, net of tax	(96)	—	—	—	(96)	—
Balance at December 31, 2020	$1,582	$2,177	$1,323	$(864)	$(1,083)	$29
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	12	12	—	—	—	—
Dividends declared to shareholders ($0.44/share)	(63)	—	(63)	—	—	—
Repurchases of common stock	(82)	—	—	(82)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Distributions to noncontrolling interests	(23)	—	—	—	—	(23)
Other	4	4	—	—	—	—
Net income	35	—	27	—	—	8
Other comprehensive income, net of tax	202	—	—	—	202	—
Balance at December 31, 2021	$1,683	$2,206	$1,287	$(943)	$(881)	$14
Share-based compensation	21	21	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.48/share)	(67)	—	(67)	—	—	—
Repurchases of common stock	(203)	—	—	(203)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Investments by noncontrolling interests	3	—	—	—	—	3
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(3)		—		—	(3)
Net income	192	—	190	—	—	2
Other comprehensive income (loss), net of tax	(1)	—	—	—	(1)	—
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Years ended December 31,
	2022	2021 (1)	2020(1)

Cash flows from operating activities:
Net income (loss)	$192	$35	$(42)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	137	146	115
Equity in (earnings) losses of unconsolidated affiliates	80	170	(30)
Deferred income tax (benefit) expense	37	47	(38)
Gain on disposition of assets	(19)	(2)	(18)
Goodwill impairment	—	—	99
Asset impairments	—	2	98
Unrealized gain on other investment	(16)	(4)	—
Other	33	48	32
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for credit losses	455	(476)	127
Contract assets	(30)	(48)	39
Claims receivable	1	—	29
Accounts payable	(376)	447	(40)
Contract liabilities	(25)	(17)	(134)
Accrued salaries, wages and benefits	16	38	38
Payments on operating lease liabilities	(63)	(59)	(61)
Payments from unconsolidated affiliates, net	14	17	15
Distributions of earnings from unconsolidated affiliates	66	47	38
Pension funding	(74)	(46)	(46)
Restructuring reserve	(13)	(26)	89
Other assets and liabilities	(19)	(41)	57
Total cash flows provided by operating activities	396	278	367
Cash flows from investing activities:
Purchases of property, plant and equipment	(71)	(30)	(20)
Net proceeds from sale of assets or investments	47	44	1
Return of (investments in) equity method joint ventures, net	198	(29)	(26)
Acquisitions of businesses, net of cash acquired	(73)	(399)	(832)
Investment in other investment	(61)	(7)	—
Acquisition of technology license	—	(7)	—
Other	(3)	—	—
Total cash flows provided by (used in) investing activities	$37	$(428)	$(877)

	Years ended December 31,
	2022	2021 (1)	2020(1)
Cash flows from financing activities:
Borrowings on short-term and long term debt	—	164	359
Borrowings on revolving credit facility	58	126	260
Payments on short-term and long-term debt	(16)	(15)	(270)
Payments on revolving credit facility	(158)	(16)	—
Debt issuance costs	(6)	(3)	(5)
Payments of dividends to shareholders	(66)	(61)	(54)
Net proceeds from issuance of common stock	5	12	4
Payments to reacquire common stock	(203)	(82)	(51)
Investments from noncontrolling interests	3	—	—
Distributions to noncontrolling interests	(4)	(23)	(4)
Other	(12)	(15)	(14)
Total cash flows (used in) provided by financing activities	(399)	87	225
Effect of exchange rate changes on cash	(15)	(3)	9
Increase (decrease) in cash and cash equivalents	19	(66)	(276)
Cash and equivalents at beginning of period	370	436	712
Cash and equivalents at end of period	$389	$370	$436
Supplemental disclosure of cash flows information:
Cash paid for interest	$66	$63	$53
Cash paid for income taxes (net of refunds)	$47	$49	$49
Noncash investing activities
Leasehold improvements paid by landlord	$6	$—	$—
Accrued but unpaid purchases of property, plant and equipment	$5	$—	$—
Noncash financing activities
Dividends declared	$16	$15	$14
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

Basis of Presentation

The Company operates on a calendar year ending on December 31. Effective beginning with fiscal year 2023, the Company approved a change in the fiscal year end to a 52 – 53 week year ending on the Friday closest to December 31. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2024. The Company is making the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to our fiscal year will not impact our results for the year ended December 31, 2022. While the change will impact the prior year comparability of each of the fiscal quarters and the annual period in 2023, we do not expect the impact to be material.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring estimates and assumptions by our management include the following:

•project revenues, costs and profits on our contracts
•award fees, costs and profits on government services contracts
•client claims and recoveries of costs from subcontractors, vendors and others
•provisions for income taxes and related valuation allowances and tax uncertainties
•evaluation of goodwill for impairment
•evaluation of intangibles and long-lived assets for impairment
•evaluation of equity method investments for impairment
•valuation of pension obligations and pension assets
•accruals for estimated liabilities, including litigation accruals
•valuation of assets and liabilities acquired in business combinations; and
•investments in equity securities accounted for under the measurement alternative.
Cash and Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We, and our equity method investments, recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied which occurs with the transfer of control of the goods or services to the customer.

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

Contract Types

The Company performs work under contracts that broadly consists of fixed-price, cost-reimbursable, time-and-materials or a combination of the three.

Fixed-price contracts include both lump-sum and unit-rate contracts. Under lump-sum contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Lump-sum contracts entail risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Unit-rate contracts are essentially fixed-price contracts with the only variable being units of work to be performed. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead and G&A expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it generally requires us to use our best efforts to accomplish the scope of the work within a specified time and budget. Cost-reimbursable contracts with the U.S. government are generally subject to the FAR and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers, including the types of costs that are allowable, is based on specific negotiations with each customer.

See Note 3 to our consolidated financial statements for further discussion of our revenue by contract type.

Contract Costs

Contract costs include all direct materials, labor and subcontractor costs and an allocation of indirect costs related to contract performance. Customer-furnished materials are included in both contract revenue and cost of revenue when management concludes that the company is acting as a principal rather than as an agent. We recognize revenue, but not profit, on certain uninstalled materials that are not specifically produced or fabricated for a project, which revenue is recognized up to cost. Revenue for uninstalled materials is recognized when the cost is incurred and control is transferred to the customer, which revenue is recognized using the cost-to-cost method. Project mobilization costs incurred are capitalized as deferred assets and amortized on a straight-line basis over the anticipated term of the contract or a specified period of performance consistent with the transfer of control of the performance obligation to the client. These costs incurred may be to transition the services, employees and equipment to or from the customer, a prior contract or prior contractor. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client.

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

Variable Consideration

In addition to the variable contract price under cost-reimbursable contracts, it is common for our contracts to contain variable consideration in the form of award fees, incentive fees, performance bonuses, liquidated damages or penalties that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or targets and can be based on customer discretion. Other contract provisions also give rise to variable consideration such as unapproved change orders and claims, and on certain contracts, index-based price adjustments. We estimate the amount of variable consideration at the most likely amount to which we expect to be entitled. Variable consideration is included in the transaction price when it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include such amounts in the transaction price are based largely on our assessment of legal enforceability, anticipated performance and any other information (historical, current or forecasted) that is reasonably available to us.

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
We establish an allowance for credit losses based on the assessment of our clients' ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.

Additionally, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under Transfers and Servicing (Topic 860) as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amount. See Note 22 to our consolidated financial statements for our further information on sales of receivables.
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
Business Combinations

We account for business combinations using the acquisition method of accounting in accordance with Business Combinations (Topic 805), which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. Initial purchase price allocations are subject to revisions within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on our reporting structure.

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

For 2022 and 2021, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in 2022 and 2021. For 2020, as impairment indicators were identified during the interim periods, we utilized the two-step process to perform an impairment test resulting in goodwill impairment of $99 million. See Note 9 to our consolidated financial statements for reported goodwill in each of our segments and goodwill impairment recognized.

We had intangible assets with net carrying values of $645 million and $708 million as of December 31, 2022 and 2021, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During the year ended December 31, 2022 and 2021, there were no triggering events identified. During the year ended December 31, 2020, certain of our trade name intangible assets with an indefinite life were impaired. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 9 to our consolidated financial statements for further discussion of our intangible assets.

Equity Method Investments

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

In cases where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the measurement alternative. Under the measurement alternative, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments. In cases where we have a constructive or legal obligation to fund deficits of the joint venture, we record such deficits as other current liabilities on our consolidated balance sheets.

We evaluate distributions received from our equity method investments using the nature of distribution approach. Under this approach, we evaluate the nature of activities of the investee that generated the distribution. The distributions received are either classified as a return on investment, which is presented as a component of operating activities on our consolidated statements of cash flows, or as a return of investment, which is presented as a component of investing activities on our consolidated statements of cash flows. For BRIS only, we apply the cumulative earnings approach for the cash flow classification of distributions as information is not available to evaluate the nature of the activities of the joint venture.

Other Investments

Other investments are investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. We measure the investments at cost, less any impairment, and adjust the carrying value to fair value resulting from observable transactions for identical or similar investments of the same issuer. If it is determined that impairment indicators exist and the carrying value is less than the fair value, we adjust the carrying value of the investment to its fair value and record the related impairment. The gains and losses on the investments are recognized in unrealized gain (loss) on other investment on our consolidated statements of operations.

Joint Ventures and VIEs

The majority of our joint ventures are VIEs. We account for VIEs in accordance with Consolidation (Topic 810), which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE. Our unconsolidated VIEs are accounted for under the equity method of accounting.

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

Occasionally, we may determine that we are the primary beneficiary as a result of a reconsideration event associated with an existing unconsolidated VIE. We account for the change in control under the acquisition method of accounting for business combinations in accordance with Business Combinations (Topic 805).

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

Derivative Instruments

We enter into derivative financial transactions to hedge existing or forecasted risk to changing foreign currency exchange rates and interest rate risk on variable rate debt. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not designated as hedges in accordance with Derivatives and Hedging (Topic 815), are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge, all changes in the fair value of derivatives are recognized in other comprehensive income (loss) and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. See Note 22 to our consolidated financial statements for our discussion on derivative instruments.

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

The following table summarizes our revenues and accounts receivable for contracts with U.S. and U.K. government agencies for which we are the prime contractor, as well as for contracts in which we are a subcontractor and the ultimate customer is a U.S. or U.K. government agency, respectively.

Revenues and percentage of consolidated revenues from major customers:
	Years ended December 31,
Dollars in millions	2022		2021		2020
U.S. government	$4,034	61%	$5,122	70%	$3,079	53%
U.K. government	$584	9%	$508	7%	$573	10%

Accounts receivable and percentage of consolidated accounts receivable from major customers:
	December 31,
Dollars in millions	2022		2021
U.S. government	$501	53%	$1,062	75%
U.K. government	$58	6%	$81	6%

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

Adoption of ASU 2020-06

Effective January 1, 2022, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") using the full retrospective method. Accordingly, the consolidated financial statements for the years ended December 31, 2021 and 2020 are presented as if ASU 2020-06 had been effective for those periods. This guidance simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. As such, we no longer separate the Convertible Senior Notes into liability and equity components. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the Convertible Senior Notes outstanding, and as a result, PIC and the related unamortized debt discount on the Convertible Senior Notes were reduced. The removal of the remaining debt discount recorded for this previous separation has the effect of increasing our net debt balance and increasing the amount of related deferred income taxes. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for certain convertible instruments and requires the use of the if-converted method. As such, we are required to apply the if-converted method to our Convertible Senior Notes when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Senior Notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Senior Notes.

For the years ended December 31, 2022, 2021 and 2020, the adoption of this standard did not materially impact our financial performance, financial position or cash flow, but it did result in an increase in the number of diluted weighted average shares outstanding utilized in our diluted income (loss) per share calculation in periods of net income attributable to KBR.

Select consolidated balance sheet line items, which reflect the adoption of ASU 2020-06, are as follows:

	December 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Assets:
Deferred income taxes	$226	$5	$231

Liabilities:
Long-term debt	$1,852	$23	$1,875

KBR Shareholders' Equity:
PIC	$2,251	$(45)	$2,206
Retained earnings	1,260	27	1,287

Select consolidated statement of operations line items, which reflect the adoption of ASU 2020-06, are as follows:

	Year Ended December 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(92)	$12	$(80)
Income before income taxes	$134	$12	$146
Provision for income taxes	$(108)	$(3)	$(111)
Net income	$26	$9	$35
Net income attributable to KBR	$18	$9	$27
Net income attributable to KBR per share:
Basic	$0.13	$0.06	$0.19
Diluted	$0.12	$0.07	$0.19
Basic weighted average common shares outstanding	140	—	140
Diluted weighted average common shares outstanding	145	(4)	141

	Year Ended December 31, 2020
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Interest Expense	$(83)	$11	$(72)
Loss before income taxes	$(25)	$11	$(14)
Provision for income taxes	$(26)	$(2)	$(28)
Net loss	$(51)	$9	$(42)
Net loss attributable to KBR	$(72)	$9	$(63)
Net loss attributable to KBR per share:
Basic	$(0.51)	$0.07	$(0.44)
Diluted	$(0.51)	$0.07	$(0.44)
Basic weighted average common shares outstanding	142	—	142
Diluted weighted average common shares outstanding	142	—	142

Select consolidated statement of cash flows line items, which reflect the adoption of ASU 2020-06, are as follows:

	Year Ended December 31, 2021
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$26	$9	$35
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	44	3	47
Other	60	(12)	48
Total cash flows provided by operating activities	$278	$—	$278

	Year Ended December 31, 2020
Dollars in millions	As Previously Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(51)	$9	$(42)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(40)	2	(38)
Other	43	(11)	32
Total cash flows provided by operating activities	$367	$—	$367

Impact of Adoption of New Accounting Standards

Effective January 1, 2022, we adopted ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses measurement, treatment and recognition of a freestanding equity-classified written call option modification or exchange. The adoption of this standard did not have an impact on our consolidated financial statements.

Effective January 1, 2022, we adopted ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. The adoption of this standard did not have an impact on our consolidated financial statements.

Additional Balance Sheet Information

Other Current Assets. The components of other current assets on our consolidated balance sheets as of December 31, 2022 and 2021 are presented below:

	December 31,
Dollars in millions	2022	2021
Prepaid expenses	$67	$75
Value-added tax receivable	24	21
Advances to subcontractors	18	15
Other miscellaneous assets	55	36
Total other current assets	$164	$147

Other Current Liabilities. The components of other current liabilities on our consolidated balance sheets as of December 31, 2022 and 2021 are presented below:

	December 31,
Dollars in millions	2022	2021
Value-added tax payable	$32	$34
Dividend payable	$17	$16
Reserve for estimated losses on uncompleted contracts	17	17
Restructuring reserve	13	17
Retainage payable	11	13
Other miscellaneous liabilities	82	65
Total other current liabilities	$172	$162

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

We are organized into two core business segments, Government Solutions and Sustainable Technology Solutions and one non-core business segment as described below:

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management and operations readiness and support. With the acquisition of Frazer-Nash Consultancy Limited ("Frazer-Nash") on October 20, 2021, we expanded our broad range of professional advisory services that deliver high-end systems engineering, systems assurance and technology to customers across the defense, renewable energy and critical infrastructure sectors within the U.K. Additionally, with the acquisition of VIMA Group ("VIMA") on August 2, 2022, we deliver solutions across a number of large-scale, high priority digital transformation programs to support our clients in ensuring availability of effective digital and information technology as guided by the U.K.'s Digital Strategy for Defence. See Note 4 to the consolidated financial statements for further information related to the Frazer-Nash and VIMA acquisitions.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 70 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.

Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
Operations by Reportable Segment

	Years ended December 31,
Dollars in millions	2022	2021	2020
Revenues:
Government Solutions	$5,320	$6,149	$4,055
Sustainable Technology Solutions	1,244	1,190	1,712
Total revenues	$6,564	$7,339	$5,767

Equity in earnings (losses) of unconsolidated affiliates:
Government Solutions	27	29	28
Sustainable Technology Solutions	(107)	(199)	2
Total equity in earnings (losses) of unconsolidated affiliates	$(80)	$(170)	$30

Operating income:
Government Solutions	$441	$414	$355
Sustainable Technology Solutions	47	(30)	(77)
Other	(145)	(153)	(221)
Total operating income	$343	$231	$57

	Years ended December 31,
Dollars in millions	2022	2021	2020
Capital expenditures:
Government Solutions	$52	$18	$13
Sustainable Technology Solutions	7	2	3
Other	12	10	4
Total	$71	$30	$20
Depreciation and amortization:
Government Solutions	$95	$108	$60
Sustainable Technology Solutions	14	16	26
Other	28	22	29
Total	$137	$146	$115

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

	December 31,
Dollars in millions	2022	2021
Total assets:
Government Solutions	$3,735	$4,245
Sustainable Technology Solutions	915	1,145
Other	916	814
Total	$5,566	$6,204
Goodwill (Note 9):
Government Solutions	$1,918	$1,890
Sustainable Technology Solutions	169	170
Total	$2,087	$2,060
Equity in and advances to related companies (Note 10):
Government Solutions	$75	$126
Sustainable Technology Solutions	113	450
Total	$188	$576

Selected Geographic Information

Long-lived assets by country are determined based on the location of tangible assets.

	December 31,
Dollars in millions	2022	2021
Property, plant & equipment, net:
United States	$103	$70
United Kingdom	41	49
Other	38	17
Total	$182	$136

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Year Ended December 31,
Dollars in millions	2022	2021	2020

Government Solutions
Science & Space	$1,055	$1,018	$967
Defense & Intel	1,509	1,475	959
Readiness & Sustainment	1,639	2,644	1,153
International	1,117	1,012	976
Total Government Solutions	5,320	6,149	4,055

Sustainable Technology Solutions	1,244	1,190	1,712

Total revenue	$6,564	$7,339	$5,767

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force, and is reported as International.

Revenue by geographic destination was as follows:

	Year Ended December 31, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$3,264	$469	$3,733
Europe	1,351	216	1,567
Middle East	157	249	406
Australia	392	45	437
Africa	86	63	149
Asia	14	154	168
Other countries	56	48	104
Total revenue	$5,320	$1,244	$6,564

	Year Ended December 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$4,493	$430	$4,923
Europe	762	223	985
Middle East	393	197	590
Australia	351	16	367
Africa	87	92	179
Asia	7	192	199
Other countries	56	40	96
Total revenue	$6,149	$1,190	$7,339

	Year Ended December 31, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$2,280	$751	$3,031
Europe	743	218	961
Middle East	622	235	857
Australia	272	52	324
Africa	81	71	152
Asia	—	203	203
Other countries	57	182	239
Total revenue	$4,055	$1,712	$5,767

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended December 31, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$3,293	$—	$3,293
Time-and-Materials	973	770	$1,743
Fixed Price	1,054	474	$1,528
Total revenue	$5,320	$1,244	$6,564

	Year Ended December 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$4,175	$—	$4,175
Time-and-Materials	903	739	1,642
Fixed Price	1,071	451	1,522
Total revenue	$6,149	$1,190	$7,339

	Year Ended December 31, 2020
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$2,409	$—	$2,409
Time-and-Materials	608	1,215	1,823
Fixed Price	1,038	497	1,535
Total revenue	$4,055	$1,712	$5,767

Performance Obligations

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $49 million, $19 million and $49 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On December 31, 2022, we had $11.2 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 37% of our remaining performance obligations as revenue within one year, 35% in years two through five and 28% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations related to Aspire Defence, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 31, 2022.

Contract Assets and Contract Liabilities

Contract assets were $252 million and $224 million and contract liabilities were $275 million and $313 million, at December 31, 2022 and 2021, respectively. The increase in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The decrease in contract liabilities was due to the timing of advance payments and revenue recognized during the period. We recognized revenue of $201 million for the year ended December 31, 2022, which was previously included in the contract liability balance at December 31, 2021.

Accounts Receivable

	December 31,
Dollars in millions	2022	2021
Unbilled	$486	$698
Trade & other	456	713
Accounts receivable, net	$942	$1,411

The decrease in accounts receivable, net is attributed to significant cash collections in early 2022 from unbilled amounts and accounts receivable associated with the OAW program as of December 31, 2021.

Note 4. Acquisitions

VIMA Group

On August 2, 2022, we acquired VIMA Group, a U.K.-based leading provider of digital transformation solutions to defense and other public sector clients. VIMA Group is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under Business Combinations (Topic 805).

The agreed-upon purchase price for the acquisition was $82 million. The purchase price consisted of cash paid on hand at closing of $75 million, subject to certain working capital and other closing adjustments, $4 million of deferred consideration and contingent consideration with an estimated fair value of $3 million that was contingent upon the achievement of certain performance targets from closing through December 31, 2022. As the targets were not met, no consideration was paid and we recorded a benefit of $3 million in our consolidated statements of operations for the year ended December 31, 2022. We recognized $2 million as an intangible backlog asset, $11 million in customer relationships, $3 million in net working capital, $2 million in deferred income tax liability and $68 million of goodwill arising from the acquisition, which relates primarily to future growth opportunities. As of December 31, 2022, the estimated fair values of net assets acquired were preliminary. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis in the individual assets and liabilities acquired and the goodwill recognized is not deductible for tax purposes.

Frazer-Nash Consultancy Limited

On October 20, 2021, we acquired Frazer-Nash in accordance with an agreement with Babcock International Group PLC, a leading UK based provider of specialist systems, engineering and technology solutions. The acquired business of Frazer-Nash provides innovative engineering and technology related professional advisory services across the defense, energy and critical infrastructure sectors primarily in the U.K. and Australia. It is reported within our GS business segment. We accounted for this transaction using the acquisition method under Business Combinations, Topic (805). The aggregate consideration paid was approximately $392 million in cash, subject to other post-closing adjustments. The Company funded the acquisition through a combination of cash on-hand and borrowings under the Revolver.

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

The purchase price allocation for the business combination is final. The following table summarizes the consideration paid for this acquisition and the fair value of assets and liabilities assumed as of the acquisition date as follows:

Dollars in millions	Frazer-Nash
Fair value of total consideration paid	$392
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	7
Accounts receivable	33
Other current assets	5
Total current assets	45
Property, plant, and equipment	6
Operating lease right-of-use assets	6
Intangible assets	89
Total assets	146

Accounts payable	14
Other current liabilities	6
Total current liabilities	20
Deferred income taxes	21
Operating lease liabilities	6
Total liabilities	47

Net assets acquired	99
Goodwill	$293

The goodwill recognized of $293 million arising from this acquisition primarily relates to future growth opportunities based on an expanded service offering from intellectual capital and a highly skilled assembled workforce and other expected synergies from the combined operations. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

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

Harmonic Limited

On July 1, 2021, we acquired certain assets and assumed certain liabilities of Harmonic Limited ("Harmonic"). The acquired business of Harmonic provides transformation and delivery consultancy project services to UK businesses and is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under Business Combinations (Topic 805). The agreed-upon purchase price for the acquisition was $19 million, which consisted of cash paid at closing of $17 million, funded from cash on hand and contingent consideration with an estimated fair value of $2 million that was paid out early upon settlement of other items with management during the fourth quarter of 2022. We recognized $2 million as an intangible backlog asset, $3 million in net working capital and goodwill of $14 million arising from the acquisition, which relates primarily to future growth opportunities. The estimated fair values of net assets acquired are final. The goodwill recognized is not deductible for tax purposes.

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

The aggregate consideration paid was approximately $830 million. The Company funded the acquisition through a combination of cash on-hand, borrowings under our Senior Credit Facility, net proceeds from the private offering of $250 million aggregate principal amount of our 4.750% Senior Notes due 2028 (the "Senior Notes") and proceeds from the sale of receivables. See Note 12 to our consolidated financial statements for more information on our Senior Credit Facility and Senior Notes and Note 22 to our consolidated financial statements for further discussion of our sale of receivables.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized direct, incremental costs related to this acquisition of $1 million, $6 million and $9 million, respectively, which are included in acquisition and integration related costs on the consolidated statements of operations. The acquired Centauri business contributed $125 million of revenues and $19 million of gross profit for the year ended December 31, 2020.

The purchase price allocation for the Centauri business combination is final. No purchase price allocation adjustments were recorded during the measurement period. The following table summarizes the consideration paid for this acquisition and the fair value of assets and liabilities assumed as of the acquisition date as follows:

Dollars in millions	Centauri
Fair value of total consideration paid	$830
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	7
Accounts receivable	78
Contract assets	19
Other current assets	1
Total current assets	105
Property, plant, and equipment	18
Operating lease right-of-use assets	36
Intangible assets	226
Other assets	1
Total assets	386

Accounts payable	29
Contract liabilities	2
Accrued salaries, wages and benefits	39
Operating lease liabilities	6
Total current liabilities	76
Deferred income taxes	19
Operating lease liabilities	30
Other liabilities	7
Total liabilities	132

Net assets acquired	254
Goodwill	$576

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

Scientific Management Associates (Operations) Pty Ltd

On March 6, 2020, we acquired certain assets and assumed certain liabilities related to the government defense business of Scientific Management Associates (Operations) Pty Ltd ("SMA"). The acquired business of SMA provides technical training services to the Royal Australian Navy and is reported within our GS business segment. We accounted for this transaction using the acquisition method under Business Combinations (Topic 805). The agreed-upon purchase price for the acquisition was $13 million, less purchase price adjustments totaling $4 million resulting in net cash consideration paid of $9 million. We recognized goodwill of $12 million arising from the acquisition, which relates primarily to future growth opportunities to expand services provided to the Royal Australian Navy. During the first quarter of 2021, contingent consideration liability that was recorded at the time of acquisition was settled for $1 million.

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

	Year Ended December 31,
Dollars in millions	2021 (1)	2020 (1)
	(Unaudited)
Revenue	$7,465	$6,317
Net income attributable to KBR	$37	$(55)
Diluted earnings per share	$0.26	$0.39
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

Note 5. Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture and the Aspire project cash balances are limited to specific project activities and are not available for other projects, general cash needs or distribution to us without approval of the board of directors of the respective entities. This cash is expected to be used for project costs and distributions of earnings.

The components of our cash and cash equivalents balance are as follows:

	December 31, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$251	$25	$276
Short-term investments (c)	4	2	6
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	99	8	107
Total	$354	$35	$389

	December 31, 2021
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$218	$34	$252
Short-term investments (c)	2	—	2
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	116	—	116
Total	$336	$34	$370

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2022	2021
Amounts included in project estimates-at-completion at January 1,	$426	$1,048
Net decrease in project estimates	(114)	(228)
Approved change orders	(271)	(374)
Foreign currency impact	7	(20)
Amounts included in project estimates-at-completion at December 31,	$48	$426
The balance as of December 31, 2022 primarily relates to projects in our Government Solutions segment.

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

See Note 10 to our consolidated financial statements for further discussion regarding our equity method investment in JKC.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and ongoing resolution of legacy projects and legal matters. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

During the year ended December 31, 2022 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million as a result of changes in estimates on the Ichthys LNG Project in connection with the Subcontractor Settlement Agreement discussed above. Additionally, during the year ended December 31, 2022, we recorded a charge to equity in earnings of unconsolidated affiliates on a joint venture acquired from a historical GS acquisition of $10 million based on our funding obligations of projected losses. This joint venture was divested in the fourth quarter of 2022.

Sanctions and trade control measures were implemented against Russia due to the ongoing conflict between Russia and Ukraine. These measures impact our ability to operate in the region and during 2022 we continued to carry out efforts to wind down our operations in Russia. As we wind down, we are settling or ending contract relationships with suppliers and personnel and have included the estimates of such activities within our remaining project estimates. These estimates may change as we continue to assess revisions to these estimates when known. The duration and extent to which the trade sanctions against Russia affect our business will depend on future developments that remain uncertain. During the year ended December 31, 2022, we recognized an unfavorable change of $16 million in gross profit and incurred $6 million in severance and asset impairments costs associated with our winding down of operations in Russia.

During the year ended December 31, 2021 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $193 million as a result of changes in estimates on the Ichthys LNG project during the second quarter of 2021 and an additional $10 million charge for final warranty items during the third quarter of 2021. Additionally, during the year ended December 31, 2021, we recognized a favorable change of $37 million in gross profit associated with the settlement of a legacy EPC project matter, partially offset by $20 million related to the resolution of other legacy matters.

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

We recorded restructuring charges and asset impairments of $5 million and $2 million for the year ended December 31, 2022 and December 31, 2021, respectively. The restructuring liability at December 31, 2022 was $52 million, of which $13 million is included in other current liabilities and $39 million is included in other liabilities. The restructuring liability at December 31, 2021 was $66 million, of which $17 million is included in other current liabilities and $49 million is included in other liabilities.

Note 8. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 31,
Dollars in millions		2022	2021
Land	N/A	$4	$5
Buildings and property improvements	1-35	120	131
Equipment and other	1-25	475	431
Total		599	567
Less accumulated depreciation		(417)	(431)
Net property, plant and equipment		$182	$136

Property, plant and equipment includes approximately $40 million and $39 million of equipment and other assets under finance lease obligations as of December 31, 2022, and 2021, respectively. Depreciation expense, including amortization expense for finance ROU assets, was $40 million, $42 million and $36 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 9. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2022 and 2021 were as follows:

Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Balance as of January 1, 2021	$1,589	$172	$1,761
Goodwill acquired during the period (Note 4)	306	—	306
Foreign currency translation	(5)	(2)	(7)
Balance as of January 1, 2022	$1,890	$170	$2,060
Goodwill acquired during the period (Note 4)	68	—	68
Foreign currency translation	(40)	(1)	(41)
Balance as of December 31, 2022	$1,918	$169	$2,087
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

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 31, 2022
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	13	548	(153)	395
Developed technologies	19	78	(41)	37
Contract backlog	18	278	(124)	154
Other	14	23	(14)	9
Total intangible assets		$977	$(332)	$645

	December 31, 2021
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	14	546	(124)	422
Developed technologies	18	75	(39)	36
Contract backlog	18	303	(113)	190
Other	14	25	(15)	10
Total intangible assets		$999	$(291)	$708

Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. During the years ended December 31, 2022 and December 31, 2021, no triggering events were identified. In 2020, in connection with the energy market decline, we recognized an impairment loss on indefinite-lived intangible assets associated with certain trade names acquired through previous business combinations of our legacy Energy Solutions business of approximately $11 million within restructuring charges and asset impairments.
Our intangibles amortization expense is presented below:

	Years ended December 31,
Dollars in millions	2022	2021	2020
Intangibles amortization expense	$50	$66	$42

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2023	$45
2024	$42
2025	$42
2026	$42
2027	$42
Beyond 2027	$382

Note 10. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	2022	2021
Beginning balance at January 1,	$576	$881
Equity in earnings (losses) of unconsolidated affiliates (a)	(80)	(170)
Distributions of earnings of unconsolidated affiliates (b)	(53)	(72)
Payments from unconsolidated affiliates, net	(14)	(17)
(Return of) investments in equity method investment, net (c)	(198)	29
Sale of equity method investment (d) (a)	(31)	(39)
Foreign currency translation adjustments	(15)	(10)
Other (e)	3	(26)
Balance at December 31,	$188	$576

(a)During 2022 and 2021, non-cash charges of $137 million and $203 million, respectively, were recorded for settlement agreements associated with the Ichthys LNG project. Additionally, during the third quarter of 2022, we recorded a charge against a joint venture acquired from a historical GS acquisition of $10 million based on our funding obligations of projected losses. In the fourth quarter of 2022, we divested this joint venture and recorded an incremental loss on sale of $3 million. The remaining equity in earnings (losses) of unconsolidated affiliates in 2022 and 2021 is related to normal activities within our other joint ventures.
(b)BRIS declared a distribution in the fourth quarter of 2021 that was paid to KBR in January 2022. In the fourth quarter of 2022, BRIS and KZJV declared dividends that were not paid to KBR until January 2023.
(c)During the year ended December 31, 2022, we received a return of investment from JKC of approximately $190 million related to the Subcontractor Settlement Agreement, offset by $1 million in funding contributions to JKC. Additionally, we received a return of investment distribution from BRIS of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings. For the year ended December 31, 2021, investments include $26 million in contributions to JKC.
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
(e)During the year ended December 31, 2021, Other included unearned income related to the Ichthys LNG project, which was previously recorded outside of the equity method investment balance and will not be realized as a result of the settlement proceedings. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information.

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
Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheet

	December 31,
Dollars in millions	2022	2021
Current assets	$1,576	$2,382
Noncurrent assets	1,717	2,996
Total assets	$3,293	$5,378

Current liabilities	$1,105	$955
Noncurrent liabilities	1,914	2,652
Total liabilities	$3,019	$3,607

Statements of Operations

	Years ended December 31,
Dollars in millions	2022	2021	2020
Revenues	$3,175	$1,294	$2,032
Operating income (loss)	$(325)	$(650)	$54
Net income (loss)	$(321)	$(698)	$28

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

The following summarizes the total assets and total liabilities recorded on our consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	December 31, 2022
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$9	$3
Aspire Defence Limited	$87	$7
JKC joint venture (Ichthys LNG project)	$15	$—
U.K. Road project joint ventures	$—	$—
Plaquemines LNG project	$23	$36

Dollars in millions	December 31, 2021
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$10	$7
Aspire Defence Limited	$65	$5
JKC joint venture (Ichthys LNG project)	$354	$1
U.K. Road project joint ventures	$42	$—
Plaquemines LNG project	$—	$—

Affinity. In February 2016, Affinity, a joint venture between KBR and Elbit Systems, was awarded a service contract by a third party to procure, operate and maintain aircraft and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. The contract has been determined to contain a leasing arrangement and various other services between the joint venture and the customer. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities. We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of December 31, 2022.

Aspire Defence project. In April 2006, Aspire Defence Limited, a joint venture between KBR and two other project sponsors, was awarded a privately financed project contract by the U.K. MoD to upgrade and provide a range of services to the British Army’s garrisons at Aldershot and around Salisbury Plain in the U.K. In addition to a package of ongoing services to be delivered over 35 years, the project included a nine-year construction program to improve soldiers’ single living, technical and administrative accommodations, along with leisure and recreational facilities. The initial construction program was completed in 2014. In late 2016, Aspire Defence Limited was awarded a significant contract variation, expanding services to be provided under the existing contract including new construction, program management services and facilities maintenance across the garrisons. Aspire Defence Limited manages the existing properties and is responsible for design, refurbishment, construction and integration of new and modernized facilities. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity. We account for our interest in Aspire Defence Limited using the equity method of accounting. As of December 31, 2022, included in our GS segment, our assets and liabilities associated with our investment in this project, within our consolidated balance sheets, were $87 million and $7 million, respectively. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities less unearned revenues to be provided to these entities as of December 31, 2022.

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

Ichthys LNG project. In January 2012, we formed a joint venture to provide EPC services to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia ("Ichthys LNG project"). The project was being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting. At December 31, 2022, our assets and liabilities associated with our investment in JKC recorded in our consolidated balance sheets under our STS business segment were $15 million and $0 million, respectively. These assets include estimated recoveries of claims against suppliers and insurers. See Note 6 to our consolidated financial statements for further discussion on claims related to this project.

U.K. Road projects. We were involved in four privately financed projects, executed through joint ventures, to design, build, operate and maintain roadways for certain government agencies in the U.K. We had a 25% ownership interest in each of these joint ventures and accounted for them using the equity method of accounting. The joint ventures obtained financing through third parties that was nonrecourse to the joint venture partners. These joint ventures were VIEs included in our GS business segment; however, we were not the primary beneficiary. During the year ended December 31, 2022, we divested three of the U.K. Road projects. At December 31, 2022, we have no assets or liabilities associated with our investment in this project.

Plaquemines LNG project. KZJV is a joint venture with Zachary Group that performs certain design, engineering, procurement and construction-related services for a LNG facility in Plaquemines Parish, Louisiana. KBR owns a 45% interest in KZJV, which is a VIE for which we are joint and several to the client with our joint venture partner. We are not the primary beneficiary as we do not have the power to direct the activities of the VIE that most significantly impact its economic performance. The investment is accounted for within our STS business segment using the equity method of accounting.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the years ended December 31, 2022, 2021 and 2020, our revenues included $413 million, $361 million and $511 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures and undistributed earnings for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
Dollars in millions	2022	2021
Accounts receivable, net of allowance for doubtful accounts	$56	$35
Contract assets (a)	$2	$2
Other current assets	$12	$25
Contract liabilities (a)	$39	$5

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

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 31, 2022
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$14	$5
Aspire Defence subcontracting entities (Aspire Defence project)	$385	$196
HomeSafe	$31	$19

Dollars in millions	December 31, 2021
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$23	$8
Aspire Defence subcontracting entities (Aspire Defence project)	$439	$245
HomeSafe	$—	$—

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

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and cash equivalents of $3 million and net property, plant and equipment of approximately $7 million as of December 31, 2022. The total amount of debt outstanding at December 31, 2022 related to our nonrecourse project-finance debt of this VIE consolidated by KBR was $2 million.

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

HomeSafe. HomeSafe, a KBR led joint venture with Tier One Relocation, was established to be the exclusive provider of household goods move management services for the U.S. Armed Forces, U.S. DoD civilians and their families. KBR owns a 72% interest in HomeSafe. The joint venture is a VIE that is consolidated for financial reporting purposes and is accounted for within our GS business segment. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity.

Note 11. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $104 million in 2022, $84 million in 2021 and $83 million in 2020.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used a December 31 measurement date for all plans in 2022 and 2021. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	Overfunded		Underfunded
	United States	Int’l	United States	Int’l
Dollars in millions	2022
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$2,066	$74	$35
Service cost	—	1	—	1
Interest cost	—	34	2	1
Foreign currency exchange rate changes	—	(220)	—	(4)
Actuarial gain(1)	—	(614)	(12)	(12)
Other	—	(1)	—	—
Benefits paid	—	(61)	(5)	(1)
Projected benefit obligations at end of period	$—	$1,205	$59	$20
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$1,992	$66	$31
Actual return on plan assets	—	(539)	(9)	(12)
Employer contributions	—	73	—	1
Foreign currency exchange rate changes	—	(213)	—	(3)
Benefits paid	—	(61)	(5)	(1)
Other	—	(1)	—	—
Fair value of plan assets at end of period	$—	$1,251	$52	$16
Funded status	$—	$46	$(7)	$(4)
(1) Actuarial gains primarily driven by change in discount rates.

	Overfunded		Underfunded
	United States	Int’l	United States	Int’l
Dollars in millions	2021
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$—	$80	$2,326
Service cost	—	—	—	3
Interest cost	—	—	2	33
Foreign currency exchange rate changes	—	—	—	(4)
Actuarial gain(1)	—	—	(3)	(180)
Other	—	—	—	(1)
Benefits paid	—	—	(5)	(75)
Projected benefit obligations at end of period	$—	$—	$74	$2,102
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—	$64	$1,961
Actual return on plan assets	—	—	7	94
Employer contributions	—	—	1	47
Foreign currency exchange rate changes	—	—	—	(3)
Benefits paid	—	—	(5)	(75)
Other	—	—	(1)	(1)
Fair value of plan assets at end of period	$—	$—	$66	$2,023
Funded status	$—	$—	$(8)	$(79)
(1) Actuarial gains primarily driven by change in discount rates.

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $59 million and $74 million as of December 31, 2022 and 2021, respectively. The ABO for our international pension plans was $1.2 billion and $2.1 billion as of December 31, 2022 and 2021, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2022		2021
Amounts recognized on the consolidated balance sheets
Other assets	$—	$46	$—	$1
Pension obligations	$(7)	$(4)	$(8)	$(80)
Net periodic pension cost for our defined benefit plans included the following components:

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2022		2021		2020
Components of net periodic benefit cost
Service cost	$—	$2	$—	$3	$—	$2
Interest cost	2	35	2	33	2	39
Expected return on plan assets	(3)	(83)	(3)	(87)	(3)	(59)
Prior service cost amortization	—	1	—	1	—	1
Recognized actuarial loss	1	23	2	31	2	22
Net periodic (benefit) cost	$—	$(22)	$1	$(19)	$1	$5

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2022 and 2021, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2022		2021
Unrecognized actuarial loss, net of tax of $8 and $195, $8 and $198, respectively	$16	$552	$17	$564
Total in accumulated other comprehensive loss	$16	$552	$17	$564
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	United States	Int'l	United States	Int'l	United States	Int'l
	2022		2021		2020
Discount rate	2.45%	1.80%	2.00%	1.40%	2.89%	2.05%
Expected return on plan assets	5.19%	4.73%	5.19%	4.67%	5.72%	3.70%
The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

	United States	Int'l	United States	Int'l
	2022		2021
Discount rate	4.91%	5.00%	2.45%	1.80%

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

The target asset allocation for our U.S. and International plans for 2023 is as follows:

	2023 Targeted
	United States	Int'l
Equity funds and securities	52%	22%
Fixed income funds and securities	39%	53%
Hedge funds	—%	7%
Real estate funds	1%	5%
Other	8%	13%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2023 and 2022, by asset class, are as follows:

International Plans	2023 Targeted		2022 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	20%	50%	20%	50%
Fixed income funds and securities	30%	100%	30%	100%
Hedge funds	—%	7%	—%	7%
Real estate funds	—%	10%	—%	10%
Other	—%	35%	—%	34%

The range of targeted asset allocations for our U.S. plans for 2023 and 2022, by asset class, are as follows:

Domestic Plans	2023 Targeted		2022 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	62%	41%	62%
Fixed income funds and securities	31%	47%	31%	47%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	7%	10%

ASC 820 - Fair Value Measurement addresses fair value measurements and disclosures, defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. Refer to Note 22 "Financial Instruments and Risk Management" for a description of the primary valuation methodologies and classification used for assets measured at fair value.

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2022
United States plan assets
Investments measured at net asset value (a)	$52	$—	$—	$—
Cash and equivalents	—	—	—	—
Total United States plan assets	$52	$—	$—	$—
International plan assets
Equities	$60	$—	$—	$60
Fixed income	—	—	—	—
Real estate	1	—	—	1
Cash and cash equivalents	31	31	—	—
Other	52	—	—	52
Investments measured at net asset value (a)	1,123	—	—	—
Total international plan assets	$1,267	$31	$—	$113
Total plan assets at December 31, 2022	$1,319	$31	$—	$113

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2021
United States plan assets
Investments measured at net asset value (a)	$65	$—	$—	$—
Cash and equivalents	$1	$1	$—	$—
Total United States plan assets	$66	$1	$—	$—
International plan assets
Equities	$88	$—	$—	$88
Fixed income	—	—	—	—
Real estate	1	—	—	1
Cash and cash equivalents	6	6	—	—
Other	48	—	—	48
Investments measured at net asset value (a)	1,880	—	—	—
Total international plan assets	$2,023	$6	$—	$137
Total plan assets at December 31, 2021	$2,089	$7	$—	$137
(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 31, 2020	$151	$108	$1	$2	$40
Return on assets held at end of year	(15)	(21)	—	(1)	7
Return on assets sold during the year	38	36	—	—	2
Purchases, sales and settlements	(37)	(35)	(1)	—	(1)
Foreign exchange impact	—	—	—	—	—
Balance as of December 31, 2021	$137	$88	$—	$1	$48
Return on assets held at end of year	11	7	—	—	4
Return on assets sold during the year	5	—	—	—	5
Purchases, sales and settlements, net	(26)	(26)	—	—	—
Foreign exchange impact	(14)	(9)	—	—	(5)
Balance as of December 31, 2022	$113	$60	$—	$1	$52

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $8 million to our pension plans in 2023. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 31, 2023.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2023	$5	$59
2024	$5	$62
2025	$5	$64
2026	$5	$66
2027	$5	$68
Years 2028 - 2032	$22	$373

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $12 million and $13 million of mutual funds designated for a portion of our employee deferral plan included in other assets on our consolidated balance sheets at December 31, 2022 and 2021, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $57 million and $64 million as of December 31, 2022 and 2021, respectively, and are included in employee compensation and benefits in our consolidated balance sheets.

Note 12. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	December 31, 2022	December 31, 2021 (1)
Term Loan A	398	441
Term Loan B	506	511
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	364
Unamortized debt issuance costs - Term Loan A	(9)	(4)
Unamortized debt issuance costs and discount - Term Loan B	(10)	(13)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(2)	(4)
Unamortized debt issuance costs and discount - Senior Notes	(3)	(4)
Total debt	1,740	1,891
Less: current portion	364	16
Total long-term debt, net of current portion	$1,376	$1,875
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method

Senior Credit Facility

On May 17, 2022, we entered into Amendment No. 6 under our existing Credit Agreement, dated as of April 25, 2018, consisting of a $1 billion revolving credit facility (the "Revolver"), a $442 million Term Loan A, ("Term Loan A") with debt tranches denominated in U.S. dollars, Australian dollars and British pound sterling and a $512 million Term Loan B ("Term Loan B"), with an aggregate capacity of $1.954 billion ("Senior Credit Facility"). Amendment No. 6 (i) removes certain provisions requiring that the net cash proceeds received from the Subcontractor Settlement Agreement be applied to prepay principal amounts owed under Term Loan A and (ii) amends a certain provision to permit KBR to apply such net cash proceeds for working capital and other general corporate purposes. See Note 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors" for additional information regarding the Subcontractor Settlement Agreement.

On December 30, 2022, we entered into Amendment No. 7 under our existing Credit Agreement, dated as of April 25, 2018, to replace the Australian dollar tranche of Term Loan A with new term loans with an aggregate principal amount of $99 million ("2022 Refinancing Term Loan A tranche") after deducting estimated deferred financing fees and foreign exchange conversion. The amendment redenominates the original loans in the Australian dollar tranche from Australian dollars into U.S. dollars and establishes SOFR as the reference borrowing rate for such loans.

On February 6, 2023, we entered into Amendment No. 8 under our existing Credit Agreement, dated as of April 25, 2018, to (i) replace the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for the U.S. dollar tranche of Term Loan A and the Revolving Credit Loans under our existing Credit Agreement and (ii) implement the Company’s recent fiscal year change from a calendar year ending on December 31 to a 52-53 week year ending on the Friday closest to December 31, effective beginning with fiscal year 2023.

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

(a)The reference rate for the Revolver, the original U.S. dollar tranche and the 2022 Refinancing Term Loan A tranche is SOFR plus 10 bps Credit Spread Adjustment and the British pound sterling tranche is SONIA.

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending March 31, 2024. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of December 31, 2022, we were in compliance with our financial covenants related to our debt agreements.

Convertible Senior Notes

Convertible Senior Notes. On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes are senior unsecured obligations and bear interest at 2.50% per year, and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023 and may not be redeemed by us prior to maturity. As such, the Convertible Notes are classified as current liabilities on our consolidated balance sheets as of December 31, 2022.

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion price of the Convertible Notes was approximately $25.51 (subject to adjustment in certain circumstances), based on the initial conversion rate of 39.1961 Common Shares per $1,000 principal amount of Convertible Notes. Prior to May 1, 2023, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On October 18, 2022, we declared a quarterly cash dividend of $0.12 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.5772 at a strike price of $25.27.

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

We received proceeds of $22 million for the Warrant Transactions, in which we sold net-share-settled warrants to the option counterparties in an amount equal to the number of shares of our common stock initially underlying the Convertible Notes, subject to customary anti-dilution adjustments. The original strike price of the warrants was $40.02 per share. The updated strike price as of December 31, 2022 was $39.63. The Warrant Transactions have been accounted for by recording the proceeds received as PIC.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

As of December 31, 2022, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $381 million. The incremental value over the principal amount would be fully offset by the shares we are allowed to purchase under the Note Hedge Transaction. However, the counterparties holding the warrants would have the right to purchase the same number of shares we would receive at a strike price of $39.63 resulting in value of $182 million that would have been delivered to the counterparties as of December 31, 2022.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of December 31, 2022, we had $1 billion in a committed line of credit under the Senior Credit Facility and $449 million of uncommitted lines of credit to support the issuance of letters of credit. As of December 31, 2022, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $47 million of outstanding letters of credit. With respect to our $449 million of uncommitted lines of credit, we had utilized $248 million for letters of credit as of December 31, 2022. The total remaining capacity of these committed and uncommitted lines of credit was approximately $894 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 13. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended December 31,
Dollars in millions	2022	2021 (1)	2020(1)
United States	$138	$177	$(197)
Foreign:
United Kingdom	161	56	76
Australia	(103)	(199)	37
Canada	—	(2)	(2)
Middle East	16	39	69
Africa	7	3	4
Other	65	72	(1)
Subtotal	146	(31)	183
Total	$284	$146	$(14)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended December 31,
Dollars in millions	2022	2021 (1)	2020(1)
(Provision) benefit for income taxes	$(92)	$(111)	$(28)
Shareholders' equity, foreign currency translation adjustment	—	(1)	1
Shareholders' equity, pension and post-retirement benefits	(4)	(44)	26
Shareholders' equity, changes in fair value of derivatives	(11)	(7)	3
Total income taxes	$(107)	$(163)	$2
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year ended December 31, 2022
Federal	$(10)	$(7)	$(17)
Foreign	(36)	(26)	(62)
State and other	(9)	(4)	(13)
Provision for income taxes	$(55)	$(37)	$(92)

Year ended December 31, 2021
Federal	$(1)	$(28)	$(29)
Foreign	(49)	(22)	(71)
State and other	(14)	3	(11)
Provision for income taxes	$(64)	$(47)	$(111)

Year ended December 31, 2020
Federal	$—	$27	$27
Foreign	(62)	11	(51)
State and other	(4)	—	(4)
(Provision) benefit for income taxes	$(66)	$38	$(28)

The components of our total foreign income tax provision were as follows:

	Years ended December 31,
Dollars in millions	2022	2021	2020
United Kingdom	$(29)	$(22)	$(14)
Australia	(13)	(23)	(6)
Canada	—	—	(1)
Middle East	(8)	(9)	(18)
Africa	—	—	—
Other	(12)	(17)	(12)
Foreign provision for income taxes	$(62)	$(71)	$(51)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2022	2021 (1)	2020(1)
U.S. statutory federal rate, expected (benefit) provision	21%	21%	21%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	1%	—%	3%
Noncontrolling interests and equity earnings	8%	38%	(5)%
State and local income taxes, net of federal benefit	2%	2%	—%
Other permanent differences, net	4%	4%	11%
Contingent liability accrual	2%	1%	3%
U.S. taxes on foreign unremitted earnings	—%	1%	(2)%
Change in federal and foreign valuation allowance	(2)%	(4)%	—%
Research and development credits, net of provision	(6)%	—%	—%
Non-deductible goodwill and restructuring charges	—%	—%	(231)%
U.K. statutory rate change	2%	13%	—%
Effective tax rate on income from operations	32%	76%	(200)%
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.
The primary components of our deferred tax assets and liabilities were as follows:

	Years ended December 31,
Dollars in millions	2022	2021 (1)
Deferred tax assets:
Employee compensation and benefits	$65	$88
Foreign tax credit carryforwards	186	200
Loss carryforwards	121	111
Research and development and other credit carryforwards	49	27
Insurance accruals	9	10
Allowance for credit losses	3	4
Lease obligation and accrued liabilities	85	82
Contract liabilities	21	35
Capitalized research expenditures	18	—
Other	57	61
Total gross deferred tax assets	614	618
Valuation allowances	(217)	(204)
Net deferred tax assets	397	414
Deferred tax liabilities:
Right-of-use assets	(39)	(37)
Intangible amortization	(96)	(103)
Indefinite-lived intangible amortization	(82)	(72)
Other	(59)	(41)
Total gross deferred tax liabilities	(276)	(253)
Deferred income tax (liabilities) assets, net	$121	$161
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

The valuation allowance for deferred tax assets was $217 million and $204 million at December 31, 2022 and 2021, respectively. The net change in the total valuation allowance was an increase of $13 million in 2022 and a decrease of $16 million in 2021. The change in 2022 was mainly driven by additional net operating losses generated from the finalized

2021 state filings. This increase was partially offset by the additional utilization of previously valued foreign tax credits in the U.S. and the liquidation of several non-U.S. entities in 2022 that held valuation allowances.

The valuation allowance balance at December 31, 2022 is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), income available from carryback years, projected future taxable income and tax-planning strategies in making this assessment.

Income related to the U.S. branches totaled $56 million, $56 million and $68 million for the fiscal years 2022, 2021, and 2020, respectively, and is included in the foreign component of income in the notes to our consolidated financial statements.

The total income (loss) related to the U.S., inclusive of branches and exclusive of non-recurring restructuring and impairment charges, totaled $194 million, $221 million and $(26) million for the fiscal years 2022, 2021, and 2020, respectively.

We concluded that future taxable income and the reversal of deferred tax liabilities, excluding those associated with indefinite-lived intangible assets, were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets. The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2023 through fiscal year 2030. We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of at least $557 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate U.S. forecasted taxable income of at least $676 million. While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 31, 2022 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$366	$(188)	$178
United Kingdom	(79)	(1)	(80)
Australia	13	—	13
Canada	21	(19)	2
Other	17	(9)	8
Total	$338	$(217)	$121

At December 31, 2022, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 31, 2022	Expiration
Foreign tax credit carryforwards	$186	2023-2029
Foreign net operating loss carryforwards	$123	2023-2042
Foreign net operating loss carryforwards	$31	Indefinite
State net operating loss carryforwards	$1,660	Various
Research and development and other credit carryforwards	$49	2023-2042
We provide for taxes on accumulated and current E&P on certain foreign subsidiaries. As of December 31, 2022, the cumulative amount of permanently reinvested foreign earnings is $1.9 billion. These previously unremitted earnings have been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend. The tax effects of remitting earnings, if any, are recognized when plan on remitting these earnings. We consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world.
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

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2022	2021	2020
Balance at January 1,	$89	$96	$97
Increases related to current year tax positions	8	—	1
Increases related to prior year tax positions	1	—	6
Decreases related to prior year tax positions	(2)	(4)	(7)
Settlements	—	—	—
Lapse of statute of limitations	(2)	(2)	(3)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(2)	(1)	2
Balance at December 31,	$92	$89	$96
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $78 million as of December 31, 2022. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $34 million due to settlements with tax authorities and the expirations of statutes of limitations.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $34 million and $31 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020 we recognized net interest and penalty charges of $2 million, $1 million and $4 million related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

KBR is subject to a tax sharing agreement primarily covering periods prior to the April 2007 separation from Halliburton. The tax sharing agreement provides, in part, that KBR will be responsible for any audit settlements directly attributable to our business activity for periods prior to our separation from our former parent. As of December 31, 2022 and

2021, we have recorded $5 million in other liabilities on our consolidated balance sheets for tax related items under the tax sharing agreement. The balance is not due until receipt by KBR of a future foreign tax credit refund claim filed with the IRS.

Note 14. Commitments and Contingencies

We are a party to litigation and other proceedings that arise in the ordinary course of our business. These types of matters could result in fines, penalties, cost reimbursements or contributions, compensatory or treble damages or non-monetary sanctions or relief. We believe the probability is remote that the outcome of any individual matter, including the matters described below, will have a material adverse effect on the corporation as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings and cash flows in any particular reporting period. Among the factors that we consider in this assessment are the nature of existing legal proceedings and claims, the asserted or possible damages or loss contingency (if estimable), the progress of the case, existing law and precedent, the opinions or views of legal counsel and other advisers, our experience in similar cases and the experience of other companies, the facts available to us at the time of assessment and how we intend to respond to the proceeding or claim. Our assessment of these factors may change over time as individual proceedings or claims progress.

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

The 2018 case claimed $122 million in unpaid bonuses characterized as damages rather than employee bonuses to avoid the previous Chadian Supreme Court dismissal and a 5-year statute of limitations on wage-related claims. SSI’s initial defense was filed and a hearing was held in December 2018. A merits hearing was held in February 2019. In March 2019, the Labour Court issued a decision awarding the plaintiffs approximately $34 million including a $2 million provisional award. Exxon and SSI appealed the award and requested suspension of the provisional award which was approved on April 2, 2019. Exxon and SSI filed a submission to the Court of Appeal on June 21, 2019 and filed briefs at a hearing on February 28, 2020. The plaintiffs failed to file a response on March 13, 2020 and a hearing was scheduled for April 17, 2020. The hearing was postponed due to COVID-19 but took place on September 18, 2020. On October 9, 2020, the appellate court of Moundou awarded the plaintiffs approximately $19 million. SSI filed an appeal of this decision to the Chadian Supreme Court on December 28, 2020. SSI’s request for suspension on the enforceability of the award from the Chadian Supreme Court was granted on January 4, 2021. A hearing took place on December 21, 2021, and while a decision was not issued at the hearing, the Reporting Judge of the Chadian Supreme Court indicated, with regard to the fourth plea concerning the unicity of judicial matters, that this ground alone justified quashing the decision. On February 9, 2022, the Chadian Supreme Court issued an abstract of their forthcoming decision upholding the lower court’s ruling. On June 6, 2022, we received the full decision by the Chadian Supreme Court. We have been informed that Exxon has paid most of the judgment in the amount of 10.1 billion Central African CFA franc to an appointed court bailiff.

At this time, based on our assessment of existing law and precedent, the opinions of legal counsel and other advisers, and the facts available to us at the time of assessment, we do not believe a risk of material loss is probable related to this matter. SSI is no longer an existing entity in Chad or the United States. Further, the amount awarded to the former employees has been paid by Exxon. Therefore, we consider this matter to be resolved.

North West Rail Link Project. We participate in an unincorporated joint venture with two partners to provide engineering and design services in relation to the operations, trains and systems of a metro rail project in Sydney, Australia.  The project commenced in 2014 and during its execution encountered delays and disputes resulting in claims and breach notices submitted to the joint venture by the client. Since November 2018, the client has submitted multiple claims alleging breach of contract and breach of duty by the joint venture in its execution of the services, claiming losses and damages of up to approximately 301 million Australian dollars. KBR has a 33% participation interest in the joint venture and the partners have joint and several liability with respect to all obligations under the contract. We believe the gross amount of the claims significantly exceeds the client’s entitlement as well as the joint venture’s limits of liability under the contract and that the claims will be covered by project-specific professional indemnity insurance subject to deductibles.

As of December 31, 2022, we have accrued a probable and reasonably estimable potential loss in an amount that is immaterial. At this time, fact discovery and expert review are still ongoing. A mediation occurred in November 2022 which did not result in settlement. However, the joint venture, joint venture insurers and client may continue discussions concerning potential resolution of the claims.

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

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 31, 2022, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $41 million, comprised of $19 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $19 million included in other liabilities all on our consolidated balance sheets. As of December 31, 2021, liabilities for unpaid and incurred but not reported claims for all insurance programs totaled approximately $47 million, comprised of $19 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $25 million included in other liabilities all on our consolidated balance sheets.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $61 million and $76 million for the years ended December 31, 2022, and December 31, 2021, which are recorded in other liabilities on our consolidated balance sheets.

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

Investigations, Qui Tams and Litigation

The following matters relate to ongoing litigation or federal investigations involving U.S. government contracts. Some of these matters involve allegations of violations of the FCA, which prohibits in general terms fraudulent billings to the U.S. government; these suits brought by private individuals are called "qui tams." In the event we prevail in defending these allegations, a majority of our defense costs will be billable under the LogCAP III contract. All costs billed under LogCAP III are subject to audit by the DCAA for reasonableness.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims this year and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. KBR filed its response on February 2, 2023. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. In addition, in March 2022, FKTC filed a new civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. As such, as of December 31, 2022, we continue to maintain an estimated liability in our financial statements.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted it remains an option on appeal. Fact discovery and expert reports have been completed. We have completed briefing our motion for summary judgment and motions to exclude relators' experts. At the request of the parties, the court ordered a 90-day stay of the proceedings on December 28, 2022. Although we believe the allegations of fraud by the relators are without merit, we intend to participate in mediation prior to trial. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, we are not able to estimate a reasonably possible loss and accordingly, no amounts have been accrued as of December 31, 2022.

DOJ False Claims Act complaint - Iraq Subcontractor. In January 2014, the DOJ filed a complaint in the U.S. District Court for the Central District of Illinois against KBR and two former KBR subcontractors, including FKTC, alleging that three former KBR employees were offered and accepted kickbacks from these subcontractors in exchange for favorable treatment in the award and performance of subcontracts to be awarded during the course of KBR's performance of the LogCAP III contract in Iraq. The complaint alleges that as a result of the kickbacks, KBR submitted invoices with inflated or unjustified subcontract prices, resulting in alleged violations of the FCA and the Anti-Kickback Act. The DOJ's investigation dates back to 2004. We self-reported most of the violations and tendered credits to the U.S. government as appropriate. In May 2022, the parties reached a settlement and a settlement agreement has been signed. We made the settlement payment of $12 million to the U.S. government in the second quarter of 2022 which was previously fully accrued for in our financial statements. KBR agreed to resolve this case but, as reflected in the settlement, KBR does not admit it has violated any laws, including the False Claims Act, the Anti-Kickback Act or any of the rules and regulations for government contracting. This matter is resolved.

Note 16. Claims and Accounts Receivable

Our claims and accounts receivable balance not expected to be collected within the next 12 months was $29 million and $30 million as of December 31, 2022, and 2021, respectively. Claims and accounts receivable primarily reflect claims filed with the U.S. government related to payments not yet received for various U.S. government cost-reimbursable contracts for which our reimbursable costs have exceeded the U.S. government's funded values on the underlying task orders or task orders where the U.S. government has not authorized us to bill. We believe the remaining disputed costs will be resolved in our favor, at which time the U.S. government will be required to obligate funds from appropriations for the year in which resolution occurs.

Note 17. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 91% of our lease obligations at December 31, 2022. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of our operating lease costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
Dollars in millions	2022	2021	2020
Operating lease cost	$61	$51	$50
Short-term lease cost	369	528	112
Total lease cost	$430	$579	$162

Operating lease cost includes operating lease ROU asset amortization of $47 million, $38 million and $37 million for the years ended December 31, 2022, 2021 and 2020, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $14 million for the year ended December 31, 2022 and $13 million for the year ended years ended December 31, 2021 and 2020.

Total short-term lease commitments as of December 31, 2022 were approximately $100 million. Additional information related to leases was as follows:

	December 31,	December 31,	December 31,
Dollars in millions	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$63	$59	$61
Financing cash flows from finance leases	$11	$13	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	$61	$33	$62
Right-of-use assets obtained in exchange for new finance lease liabilities	$13	$11	$34
Weighted-average remaining lease term-operating (in years)	7 years	6 years	6 years
Weighted-average remaining lease term-finance (in years)	2 years	3 years	3 years
Weighted-average discount rate-operating leases	6.0%	6.3%	6.8%
Weighted-average discount rate-finance leases	3.1%	4.0%	4.7%

The following is a maturity analysis of the future undiscounted cash flows associated with our lease liabilities as of December 31, 2022:

	Year
Dollars in millions	2023	2024	2025	2026	2027	Thereafter	Total
Future payments - operating leases	$44	$51	$43	$32	$29	$102	$301
Future payments - finance leases	9	8	3	—	—	—	20
Total future payments - all leases	$53	$59	$46	$32	$29	$102	$321

Dollars in millions	Operating Leases	Finance Leases	Total
Total future payments	$301	$20	$321
Less imputed interest	(60)	(1)	(61)
Present value of future lease payments	$241	$19	$260
Less current portion of lease obligations	(48)	(9)	(57)
Noncurrent portion of lease obligations	$193	$10	$203

Note 18. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2020	$(291)	$(764)	$(28)	$(1,083)
Other comprehensive income (loss) adjustments before reclassifications	(11)	168	12	169
Amounts reclassified from AOCL	6	15	12	33
Net other comprehensive income (loss)	(5)	183	24	202
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income (loss) adjustments before reclassifications	(69)	(6)	39	(36)
Amounts reclassified from AOCL	13	19	3	35
Net other comprehensive income (loss)	(56)	13	42	(1)
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)

Reclassifications out of AOCL, net of tax, by component

Dollars in millions	December 31, 2022	December 31, 2021	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(13)	$(6)	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(13)	$(6)

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$(24)	$(32)	See (a) below
Tax benefit	5	17	Provision for income taxes
Net pension and post-retirement benefits	$(19)	$(15)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$(4)	$(16)	Other non-operating income (expense)
Tax benefit	1	4	Provision for income taxes
Net changes in fair value of derivatives	$(3)	$(12)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 11 to our consolidated financial statements for further discussion.

Note 19. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of December 31, 2019, $160 million remained available under this authorization. On February 19, 2020, the Board of Directors authorized an increase of approximately $190 million to our share repurchase program, returning the authorization level to $350 million. As of December 31, 2021, $225 million remained available for repurchase under this authorization.

On October 18, 2022, the Board of Directors authorized an increase of approximately $420 million to our share repurchase program, increasing the authorization level to $500 million. As of December 31, 2022, $451 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

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

The table below presents information on our annual share repurchases activity under these programs:

	Year Ended December 31, 2022
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $500 million authorized share repurchase program	4,029,686	$47.94	$193
Withheld to cover shares	199,642	48.64	10
Total	4,229,328	$47.97	$203

	Year ending December 31, 2021
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	1,874,343	$41.52	$78
Withheld to cover shares	148,535	32.39	4
Total	2,022,878	$40.85	$82

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

In May 2016, the KBR Stock Plan was further amended to add 4.4 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards, stock value equivalent awards or pursuant to performance awards denominated in common stock by 4.4 million. Under the terms of the KBR Stock Plan, 16.4 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 9.9 million shares can be awarded as restricted stock, restricted stock units, stock value equivalents or pursuant to performance awards denominated in common stock.

At December 31, 2022, approximately 4.2 million shares were available for future grants under the KBR Stock Plan, of which approximately 0.9 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The term and vesting periods are established at the discretion of the Compensation Committee at the time of each grant. The fair value of options at the date of grant were estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield was based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate was based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in 2022, 2021 or 2020.

The following table presents stock options granted, exercised, forfeited and expired under KBR share-based compensation plans for the year ended December 31, 2022.

KBR stock options activity summary	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	617,347	$24.27	2.18	$1.45
Granted	—	—
Exercised	(183,226)	29.27
Forfeited	—	—
Expired	(18,798)	34.58
Outstanding at December 31, 2022	415,323	$21.60	1.67	$1.30
Exercisable at December 31, 2022	415,323	$21.48	1.67	$1.30

The total intrinsic values of options exercised for the years ended December 31, 2022, 2021 and 2020 were $0.2 million, $0.6 million and $0.1 million, respectively. As of December 31, 2022, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. There was no stock option compensation expense in 2022, 2021 and 2020.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2022 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2021	1,126,300	$26.85
Granted	362,443	47.94
Vested	(625,557)	23.89
Forfeited	(18,060)	35.75
Nonvested shares at December 31, 2022	845,126	$37.90

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2022, 2021 and 2020 was $47.94, $33.97 and $26.66, respectively. Restricted stock compensation expense was $15 million for the year ended December 31, 2022 and $12 million for each of the years ended 2021 and 2020. Total income tax benefit recognized in net income for share-based compensation arrangements during 2022, 2021 and 2020 was $3 million, $2 million, and $3 million, respectively. As of December 31, 2022, there was $25 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.78 years. The total fair value of shares vested was $31 million in 2022, $16 million in 2021 and $13 million in 2020 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $15 million in 2022, $10 million in 2021 and $9 million in 2020 based on the weighted-average fair value on the date of grant.

Performance-Based Stock Awards

Under the KBR Stock Plan, a portion of the Long-term Performance Cash and Stock Awards is settled in KBR shares. These awards vest and shares are issued at the end of a three-year period. The ultimate number of shares issued could range from 0% to 200% of the original shares granted depending upon KBR's performance in relation to the Total Shareholder Return ("TSR") performance objective. Stock compensation expense for these awards was $6 million, $4 million and $0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2022, 2021 and 2020, performance is based 50% on average TSR, as compared to the average TSR of KBR’s peers, and 50% on KBR’s Book-to-Bill for 2022 and Job Income Sold ("JIS") for 2021 and 2020. In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The Book-to-Bill calculation for 2022 and JIS calculation for 2021 and 2020 is based on the Company's Book-to-Bill and JIS earned at a target level averaged over a three year period. The Book-to-Bill and JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2022, we granted 16 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2022 to December 31, 2024. In 2021, we granted 13 million Cash Performance Awards with a three-year performance period from January 1, 2021 to December 31, 2023. In 2020, we granted 14 million Cash Performance Awards with a three-year performance period from January 1, 2020 to December 31, 2022. Cash Performance Awards forfeited, net of previous plan payout, totaled 2 million units, 4 million units and 7 million units during the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the outstanding balance for Cash Performance Awards is 38 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 31, 2022, 2021 and 2020, we recognized $20 million, $26 million and $17 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $19 million recorded within accrued salaries, wages and benefits and $17 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 31, 2022. The liability for Cash Performance Awards includes $25 million recorded within accrued salaries, wages and benefits, and $15 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 31, 2021.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. Employees who participate in the ESPP will receive a 5% discount on the stock price at the end of each period. During 2022 and 2021, our employees purchased approximately 124,000 and 147,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

Note 21. Income (loss) per Share and Certain Related Information

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Years Ended December 31,
Shares in millions	2022	2021 (1)	2020 (1)
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$190	$27	$(63)
Less earnings allocable to participating securities	$(1)	$—	$—
Basic net income (loss) attributable to KBR	$189	$27	$(63)
Reversal of Convertible Debt interest expense	$7	—	—
Diluted net income (loss) attributable to KBR (a)	$196	$27	$(63)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	139	140	142
Convertible debt	14	—	—
Warrants	3	—	—
Stock options and restricted shares	—	1	—
Diluted weighted average common shares outstanding (a)	156	141	142

Net income (loss) attributable to KBR per share:
Basic	$1.36	$0.19	$(0.44)
Diluted (a)	$1.26	$0.19	$(0.44)
(1) As adjusted for the adoption of ASU 2020-06 using the full retrospective method.

(a)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

Upon our full retrospective adoption of ASU 2020-06 on January 1, 2022, we are required to apply the if-converted method to our Convertible Debt when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Debt, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Debt. Additionally, for the year ended December 31, 2022, the Warrant Transactions (as defined in Note 10, "Debt and Other Credit Facilities", to our consolidated financial statements) impacted the calculation of diluted income (loss) per share as the average price of our common stock exceeded the adjusted strike price of $39.63. For the years ended December 31, 2021 and 2020, the Warrant Transactions did not impact diluted net income (loss) per share as the average price of our common stock in both periods did not exceed the adjusted strike price of $39.76 and 39.88.

For the year ended December 31, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.2 million related to the Warrant Transactions and 0.5 million related to our stock options and restricted stock awards. For the year ended December 31, 2021, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.5 million related to the Convertible Debt, 13.5 million related to the Warrant Transactions and 0.7 million related to our stock options and restricted stock awards. For the year ended December 31, 2020, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Convertible Debt, 13.8 million related to the Warrant Transactions and 1.7 million related to our stock options and restricted stock awards.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2020	179.1
Common stock issued	0.9
Balance at December 31, 2021	180.0
Common stock issued	0.8
Balance at December 31, 2022	180.8

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2020	38.3	$864
Treasury stock acquired, net of ESPP shares issued	1.9	79
Balance at December 31, 2021	40.2	943
Treasury stock acquired, net of ESPP shares issued	4.1	200
Balance at December 31, 2022	44.3	$1,143

Dividends

We declared dividends totaling $67 million and $63 million in 2022 and 2021, respectively. On February 10, 2023, the Board of Directors declared a dividend of $0.135 per share, which will be paid on April 14, 2023.

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

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the consolidated balance sheets, approximates fair value due to the short-term maturities of these financial instruments. The carrying values and estimated fair values of our financial instruments that are not required to be recorded at fair value in our consolidated balance sheets are provided in the following table.

		December 31, 2022		December 31, 2021
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$398	$398	$441	$441
Term Loan B	Level 2	506	511	511	514
Convertible Notes	Level 2	350	731	350	669
Senior Notes	Level 2	250	220	250	256
Senior Credit Facility	Level 2	260	260	364	364

See Note 12 "Debt and Other Credit Facilities" for further discussion of our term loans, Convertible Notes, Senior Notes and Senior Credit Facility.

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

As of December 31, 2022, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $33 million, all of which had durations of 17 days or less. We also had approximately $6 million (gross notional value) of cash flow hedges which had durations of 17 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges are included in other current assets, other assets and other current liabilities on our consolidated balance sheets at December 31, 2022, and 2021, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Years ended December 31,
Gains (losses) dollars in millions	2022	2021
Balance Sheet Hedges - Fair Value	$2	$—
Balance Sheet Position - Remeasurement	2	(8)
Net	$4	$(8)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our LIBOR based loans into fixed-rate loans. In October 2018, we entered into interest rate swap agreements with a notional value of $500 million, where we received one-month LIBOR and paid a monthly fixed rate of 3.055% for the term of the swaps which expired in September 2022. In March 2020, we entered into additional swap agreements with a notional value of $400 million, which were effective beginning October 2022 and mature in January 2027. Under the March 2020 swap agreements, we receive one-month LIBOR and pay a monthly fixed rate of 0.965% for the term of the swaps. In late September 2022 and early October 2022, we entered into additional interest rate swap agreements with an initial notional value of $250 million from the effective date of October 2022 to October 2023. Effective November 2023, the notional value will increase to $350 million through maturity in January 2027. We will receive one-month LIBOR and pay a monthly fixed rate of 3.507% for the term of the swaps. Our interest rate swaps are reported at fair value using Level 2 inputs.

The fair value of the interest rate swaps at December 31, 2022 was a $48 million net asset, of which $19 million is included in other current assets and $29 million is included in other assets. The unrealized net gains on these interest rate swaps was $48 million and is included in AOCL as of December 31, 2022. The fair value of the interest rate swaps at December 31, 2021 was a $3 million net liability, of which $7 million is included in other assets and $10 million is included in other current liabilities. The unrealized net losses on these interest rate swaps was $3 million and included in AOCL as of December 31, 2021.

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

At December 31, 2022, our STS business segment that is subject to credit risk reported approximately $376 million of financial assets consisting primarily of accounts receivable and contract assets, net of allowance for credit losses of $9 million. Based on an aging analysis at December 31, 2022, 90% of our accounts receivable related to this segment was outstanding for less than 90 days.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the year ended December 31, 2022, the Company has derecognized $2,883 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $2,843 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Year Ended	Year Ended
Dollars in millions	December 31, 2022	December 31, 2021
Beginning balance	$481	$112
Sale of receivables	2,883	2,991
Settlement of receivables	(3,228)	(2,622)
Cash collected, not yet remitted	(2)	—
Outstanding balances sold to financial institutions	$134	$481

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees.

In June 2022, we entered into an agreement to invest an additional £80 million in Mura Technology ("Mura"). Funding is expected in two tranches with the first payment made in the quarter ended June 30, 2022. The remaining second tranche payment will take place in the first half of 2023, which will then bring KBR's aggregate investment in Mura to approximately 18.5%. As a result of the observable transactions associated with KBR's additional investment and additional investments from other third parties, we recorded an unrealized gain of $16 million. During the year ended December 31, 2021, we recorded an unrealized gain of $4 million as a result of the observable transactions associated with additional investments from other third parties. The carrying value of our investment was $83 million and $11 million at December 31, 2022 and December 31, 2021, respectively.

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. In December 2022, the FASB issued ASU 2020-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. We do not expect a significant impact to our financial results, financial position or cash flows from the transition from LIBOR to alternative reference rates, but we will continue to monitor the impact of this transition until it is completed.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. This standard is effective for us on January 1, 2023 and we do not expect a significant impact to our consolidated financial statements upon adoption. However, the ultimate impact is dependent upon the size and frequency of future acquisitions.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments require a buyer that uses supplier finance programs to make annual disclosures regarding the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The confirmed amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. The new standard is effective for us on January 1, 2023 and only impacts financial statement footnote disclosures. Therefore, the adoption will not have a material effect on our consolidated financial statements.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 31, 2022.

As disclosed in Note 4 to our consolidated financial statements, we acquired VIMA Group Holdings Limited during 2022. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired businesses, we excluded this acquisition from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2022. This acquisition comprised approximately $2 million of our consolidated total assets as of December 31, 2022 and $8 million of our consolidated revenues for the year ended December 31, 2022. We are in the process of integrating this business into our overall internal controls over financial reporting and plan to include it in our scope for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 31, 2022.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired VIMA Group Holdings Limited during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, VIMA Group Holdings Limited's internal control over financial reporting associated with total assets of $2 million and total revenues of $8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of VIMA Group Holdings Limited.

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
February 17, 2023

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2023 Annual Meeting of Stockholders.

KBR has adopted a “code of ethics,” as defined in Item 406(b) of SEC Regulation S-K. KBR’s code of ethics, known as the Code of Business Conduct, applies to all directors, officers and employees of KBR, including our principal executive officer, principal financial officer, principal accounting officer and controllers and also applies to all employees of KBR’s agents. The Code of Business Conduct is available on our website, www.kbr.com. KBR intends to satisfy the disclosure requirements regarding amendments to, or waivers from, any provision of the Code of Business Conduct by posting such information on our website.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2023 Annual Meeting of Stockholders, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.
The consolidated financial statements of KBR listed on page 64 of this annual report on Form 10-K. (The report of KBR Inc.'s independent registered public accounting firm (PCAOB ID: 185) with respect to the above referenced financial statements are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

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

4.7
First Supplemental Indenture, dated as of January 6, 2021, by and among KBR Inc., the guarantors named therein and Citibank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to KBR’s current report on Form 8-K filed on January 6, 2021; File No. 001-33146)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.4
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.5
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 27, 2018; File No. 001-33146)

10.6
First Amendment to Credit Agreement, dated November 12, 2018, among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 13, 2018; File No. 001-33146)

10.7
Amendment No. 2 to Credit Agreement, dated as of February 7, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 12, 2020; File No. 001-33146)

10.8
Amendment No. 3 to Credit Agreement, dated as of July 2, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed July 8, 2020; File No. 001-33146)

10.9
Amendment No. 4 to Credit Agreement, dated as of September 14, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed September 14, 2020; File No. 001-33146)

10.10
Amendment No. 5 to Credit Agreement, dated as of November 18, 2021 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 24, 2021; File No. 001-33146)

10.11
Amendment No. 6 to Credit Agreement, dated as of May 17, 2022, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 17, 2022; File No. 001-33146)

10.12
Amendment No. 7 to the Credit Agreement, dated as of December 30, 2022, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed December 30, 2022; File No. 001-33146)

10.13
Amendment No. 8 to the Credit Agreement, dated as of February 6, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed February 6, 2023; File No. 001-33146)

10.14
Guaranty Agreement dated as of May 18, 2016 by and between KBR, Inc. in favor of Wyle Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 23, 2016; File No. 001-33146)

10.15
Guaranty Agreement dated as of August 12, 2016 by and between KBR, Inc. in favor of Honeywell International Inc. (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed August 12, 2016; File No. 001-33146)

10.16
Guaranty, dated as of February 22, 2018, by and between KBR, Inc. and Kamco Holdings, Inc. (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 23, 2018; File No. 001-33146)

10.17
Purchase Agreement, dated November 12, 2018, among KBR, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other initial purchasers named in Schedule A thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.18
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.19
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.3 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.20
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Convertible Note Hedge Transactions (incorporated by reference to Exhibit 10.4 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.21
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Bank of America, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.5 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.22
Letter Agreement, dated November 12, 2018, between KBR, Inc. and BNP Paribas, regarding the Warrant Transactions (incorporated by reference to Exhibit 10.6 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.23
Letter Agreement, dated November 12, 2018, between KBR, Inc. and Citibank, N.A., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 16, 2018; File No. 001-33146)

10.24+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive proxy statement dated April 5, 2012; File No. 001-33146)

10.25+
KBR, Inc. 2006 Stock and Incentive Plan, as amended and restated effective May 12, 2016 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 18, 2016; File No. 001-33146)

10.26+
Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan, effective May 19, 2021 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 21, 2021; File No. 001-33146)

10.27+
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

10.31+
Form of revised Nonstatutory Stock Option Agreement for US and Non-US Employees pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2014; File No. 001-33146)

10.32+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed August 29, 2008; File No. 001-33146)

10.33+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 001-33146)

10.34+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 9, 2014; File No. 001-33146)

10.35+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 001-33146)

10.36+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed December 13, 2016; File No. 001-33146)

10.37+
Form of Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.38+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.39+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.40+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.41+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.42+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.43+
KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.44+
KBR Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.45+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.54 to KBR’s annual report on Form 10-K for the year ended December 31, 2020; File No. 001-33146)

10.46+
KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.56 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.47+
First Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.57 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.48+
Second Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.58 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.49+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.59 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.50+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.60 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.51+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.61 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.52+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.62 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.53+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.63 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.54+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.64 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.55+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.56+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.57+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.58+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.59+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.60+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

*10.61+	First Amendment to KBR Elective Deferral Plan, as restated effective September 1, 2019

*10.62+	First Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020

*10.63+	First Amendment to KBR Management Performance Pay Plan, as restated effective January 1, 2020

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following materials from KBR annual report on Form 10-K for the period ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
Dated: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart J. B. Bradie	Principal Executive Officer,
Stuart J. B. Bradie	President, Chief Executive Officer and Director

/s/ Mark W. Sopp	Principal Financial Officer,
Mark W. Sopp	Executive Vice President and Chief Financial Officer

/s/ Shad E. Evans	Principal Accounting Officer,
Shad E. Evans	Senior Vice President of Finance Operations and Chief Accounting Officer

/s/ Mark E. Baldwin	Director
Mark E. Baldwin

/s/ Lynn A. Dugle	Director
Lynn A. Dugle

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ John A. Manzoni	Director
John A. Manzoni

/s/ Wendy M. Masiello	Director
Wendy M. Masiello

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Carlos A. Sabater	Director
Carlos A. Sabater

/s/ Vincent R. Stewart	Director
Vincent R. Stewart
Dated: February 17, 2023