Form 10-Q
period 2023-03-31
KBR, INC.
filed 2023-05-01
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

As of April 19, 2023, there were 135,722,134 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
Aspire Defence	Aspire Defence Limited
ASU	Accounting Standards Update
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Memorandums for Record
MoD	Ministry of Defence
NCI	Noncontrolling interests
OAW	Operation Allies Welcome
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$1,703	$1,714
Cost of revenues	(1,458)	(1,518)
Gross profit	245	196
Equity in earnings (losses) of unconsolidated affiliates	23	(118)
Selling, general and administrative expenses	(124)	(107)
Other	—	(2)
Operating income (loss)	144	(31)
Interest expense	(26)	(20)
Other non-operating expense	(2)	—
Income (loss) before income taxes	116	(51)
Provision for income taxes	(30)	(19)
Net income (loss)	86	(70)
Less: Net income attributable to noncontrolling interests	—	1
Net income (loss) attributable to KBR	$86	$(71)
Net income (loss) attributable to KBR per share
Basic	$0.62	$(0.51)
Diluted	$0.56	$(0.51)
Basic weighted average common shares outstanding	137	140
Diluted weighted average common shares outstanding	154	140
Cash dividends declared per share	$0.135	$0.120
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$86	$(70)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(19)
Pension and post-retirement benefits	—	6
Changes in fair value of derivatives	(10)	24
Other comprehensive income (loss)	5	11
Income tax expense:
Pension and post-retirement benefits	—	(1)
Changes in fair value of derivatives	2	(5)
Income tax expense	2	(6)
Other comprehensive income, net of tax	7	5
Comprehensive income (loss)	93	(65)
Less: Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to KBR	$93	$(66)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$416	$389
Accounts receivable, net of allowance for credit losses of $9 and $9, respectively	1,076	942
Contract assets	258	252
Other current assets	162	164
Total current assets	1,912	1,747
Pension Assets	62	46
Property, plant, and equipment, net of accumulated depreciation of $418 and $417 (including net PPE of $27 and $22 owned by a variable interest entity), respectively	206	182
Operating lease right-of-use assets	149	164
Goodwill	2,095	2,087
Intangible assets, net of accumulated amortization of $346 and $332, respectively	642	645
Equity in and advances to unconsolidated affiliates	172	188
Deferred income taxes	205	213
Other assets	293	294
Total assets	$5,736	$5,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$755	$637
Contract liabilities	282	275
Accrued salaries, wages and benefits	285	325
Current maturities of long-term debt	367	364
Operating lease liabilities	47	48
Other current liabilities	192	172
Total current liabilities	1,928	1,821
Employee compensation and benefits	94	105
Income tax payable	118	117
Deferred income taxes	94	92
Long-term debt	1,374	1,376
Operating lease liabilities	185	193
Other liabilities	286	230
Total liabilities	4,079	3,934
Commitments and Contingencies (Notes 6, 11 and 12)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 181,420,685 and 180,807,960 shares issued, and 136,039,210 and 136,505,145 shares outstanding, respectively	—	—
PIC	2,244	2,235
Retained earnings	1,478	1,410
Treasury stock, 45,381,475 shares and 44,302,815 shares, at cost, respectively	(1,203)	(1,143)
AOCL	(875)	(882)
Total KBR shareholders’ equity	1,644	1,620
Noncontrolling interests	13	12
Total shareholders’ equity	1,657	1,632
Total liabilities and shareholders’ equity	$5,736	$5,566
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	6	6	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.135/share)	(18)	—	(18)	—	—	—
Repurchases of common stock	(61)	—	—	(61)	—	—
Issuance of ESPP shares	2	1	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	2	—	—	—	—	2
Net income	86	—	86	—	—	—
Other comprehensive income, net of tax	7	—	—	—	7	—
Balance at March 31, 2023	$1,657	$2,244	$1,478	$(1,203)	$(875)	$13

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2021	$1,683	$2,206	$1,287	$(943)	$(881)	$14
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.120/share)	(17)	—	(17)	—	—	—
Repurchases of common stock	(33)	—	—	(33)	—	—
Issuance of ESPP shares	1	1	—	—	—	—
Other	—	—	1	—	—	(1)
Net income	(70)	—	(71)	—	—	1
Other comprehensive loss, net of tax	5	—	—	—	5	—
Balance at March 31, 2022	$1,578	$2,216	$1,200	$(976)	$(876)	$14
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$86	$(70)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36	33
Equity in (earnings) losses of unconsolidated affiliates	(23)	118
Deferred income tax	14	16
Other	10	12
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(130)	370
Contract assets	(7)	14
Accounts payable	110	(400)
Contract liabilities	6	24
Accrued salaries, wages and benefits	(36)	(43)
Payments on operating lease obligation	(17)	(14)
Payments from unconsolidated affiliates, net	6	7
Distributions of earnings from unconsolidated affiliates	24	30
Pension funding	(4)	(11)
Other assets and liabilities	(40)	3
Total cash flows provided by operating activities	$35	$89
Cash flows from investing activities:
Purchases of property, plant and equipment	$(19)	$(6)
Proceeds from sale of assets or investments	—	18
Return of (investments in) equity method joint ventures, net	61	(1)
Other	—	1
Total cash flows provided by investing activities	$42	$12
Cash flows from financing activities:
Payments on short-term and long-term debt	(4)	(4)
Payments of dividends to shareholders	(16)	(15)
Net proceeds from issuance of common stock	2	4
Payments to reacquire common stock	(61)	(33)
Other	25	(4)
Total cash flows used in financing activities	$(54)	$(52)
Effect of exchange rate changes on cash	4	(7)
Increase in cash and cash equivalents	27	42
Cash and cash equivalents at beginning of period	389	370
Cash and cash equivalents at end of period	$416	$412
Supplemental disclosure of cash flows information:
Noncash investing activities
Leasehold improvements paid by landlord	$7	$—
Accrued but unpaid purchases of property, plant and equipment	$11	$—
Noncash financing activities
Dividends declared	$18	$17
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2022 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2023, the results of our operations for the three months ended March 31, 2023 and 2022 and our cash flows for the three months ended March 31, 2023 and 2022. Certain amounts in prior periods have been reclassified to conform with current period presentation.

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and weather. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2022 Annual Report on Form 10-K.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.
Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary (collectively, the "Company," "KBR", "we", "us" or "our"). We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 7 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Basis of Presentation

On December 13, 2022, the Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52 – 53 week year ending on the Friday closest to December 31, effective as of the commencement of the Company's fiscal year on January 1, 2023. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2024. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change will impact the prior year comparability of each of the fiscal quarters and the annual period for the year ending December 31, 2023, however, the impact will not be material. The Company believes this change will improve comparability between periods by eliminating the year-over-year variability in calendar month productive days and provide a more consistent reporting cadence for operational leaders to aid in strategic decision making.

As a result of our change in a fiscal year end, goodwill will be tested annually for possible impairment as of the first day of our fourth quarter each fiscal year, and on an interim basis when indicators of possible impairment exist.

Impact of Adoption of New Accounting Standards

Effective January 1, 2023, we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The adoption of this standard did not have an impact on our condensed consolidated financial statements. However, the ultimate impact is dependent upon the size and frequency of future acquisitions.

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
Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, renewable energy and critical infrastructure sectors.

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
Operations by Reportable Segment

	Three Months Ended
	March 31,
	2023	2022
Dollars in millions
Revenues:
Government Solutions	$1,328	$1,459
Sustainable Technology Solutions	375	255
Total revenues	$1,703	$1,714

Operating income (loss):
Government Solutions	$102	$116
Sustainable Technology Solutions	82	(106)
Other	(40)	(41)
Total operating income (loss)	$144	$(31)

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended
	March 31,
Dollars in millions	2023	2022

Government Solutions
Science & Space	$279	$253
Defense & Intel	363	378
Readiness & Sustainment	405	533
International	281	295
Total Government Solutions	1,328	1,459

Sustainable Technology Solutions	375	255

Total revenue	$1,703	$1,714

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended March 31, 2023

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$718	$131	$849
Europe	447	58	505
Middle East	26	87	113
Australia	101	18	119
Africa	19	18	37
Asia	3	38	41
Other countries	14	25	39
Total revenue	$1,328	$375	$1,703

	Three Months Ended March 31, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,011	$109	$1,120
Europe	283	32	315
Middle East	39	49	88
Australia	90	—	90
Africa	18	17	35
Asia	3	42	45
Other countries	15	6	21
Total revenue	$1,459	$255	$1,714

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended March 31, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$815	$—	$815
Time-and-Materials	263	233	496
Fixed Price	250	142	392
Total revenue	$1,328	$375	$1,703

	Three Months Ended March 31, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$955	$—	$955
Time-and-Materials	235	175	410
Fixed Price	269	80	349
Total revenue	$1,459	$255	$1,714

Performance Obligations and Contract Liabilities

On March 31, 2023, we had $11.3 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 39% of our remaining performance obligations as revenue within one year, 33% in years two through five and 28% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 31, 2023.

We recognized revenue of $126 million and $82 million for the three months ended March 31, 2023 and 2022, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	March 31,	December 31,
Dollars in millions	2023	2022
Unbilled	$583	$486
Trade & other	493	456
Accounts receivable	$1,076	$942
Note 4. Acquisitions

VIMA Group

On August 2, 2022, we acquired VIMA Group, a U.K.-based leading provider of digital transformation solutions to defense and other public sector clients. VIMA Group is reported within our GS business segment. We accounted for this transaction as an acquisition of a business using the acquisition method under Business Combinations (Topic 805).

The agreed-upon purchase price for the acquisition was $82 million. The purchase price consisted of cash paid at closing of $75 million, subject to certain working capital and other closing adjustments, $4 million of deferred consideration and contingent consideration with an estimated fair value of $3 million that was contingent upon the achievement of certain performance targets from closing through December 31, 2022. As the targets were not met, no consideration was paid and we recorded a benefit of $3 million in our consolidated statements of operations for the year ended December 31, 2022. We recognized $2 million as an intangible backlog asset, $11 million in customer relationships, $3 million in net working capital, $2 million in deferred income tax liability and $68 million of goodwill arising from the acquisition, which relates primarily to future growth opportunities. The purchase price allocation for the business combination is considered final. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis in the individual assets and liabilities acquired and the goodwill recognized is not deductible for tax purposes.

Note 5. Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances held by our wholly owned subsidiaries as well as cash held by joint ventures that we consolidate. Joint venture and the Aspire project cash balances are limited to specific project activities and are not available for other projects, new acquisitions and joint ventures, general cash needs or distribution to us without approval of the board of directors of the respective entities. The cash and cash equivalents held in consolidated joint ventures and the Aspire project are expected to be used for their respective project costs and distributions of earnings.

The components of our cash and cash equivalents balance are as follows:

	March 31, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$255	$38	$293
Short-term investments (c)	7	2	9
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	100	14	114
Total	$362	$54	$416

	December 31, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$251	$25	$276
Short-term investments (c)	4	2	6
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities	99	8	107
Total	$354	$35	$389

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

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2023	2022
Amounts included in project estimates-at-completion at January 1,	$48	$426
Net increase (decrease) in project estimates	13	(117)
Approved change orders	—	(271)
Foreign currency impact	—	7
Amounts included in project estimates-at-completion at March 31,	$61	$45

The balance as of March 31, 2023 primarily relates to projects in our Government Solutions segment.

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

Sanctions and trade control measures were implemented against Russia due to the ongoing conflict between Russia and Ukraine. These measures may impact our ability to operate in the region as we continue to carry out efforts to wind down our operations in Russia. During the three months ended March 31, 2022, we recognized an unfavorable change of $12 million in gross profit and incurred $4 million in severance and asset impairments costs associated with exiting commercial projects in Russia.

During the three months ended March 31, 2022, within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million as a result of changes in estimates on the Ichthys LNG Project in connection with a settlement agreement (the “Subcontractor Settlement Agreement”) entered into to resolve outstanding claims and disputes between JKC and the consortium of subcontractors.

Note 7. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022
Dollars in millions
Beginning balance at January 1,	$188	$576
Equity in earnings (losses) of unconsolidated affiliates (a)	23	(80)
Distributions of earnings of unconsolidated affiliates (b)	(15)	(53)
Payments from unconsolidated affiliates, net	(6)	(14)
(Return of) investments in equity method investment, net (c)	(61)	(198)
Sale of equity method investment (d)(a)	—	(31)
Foreign currency translation adjustments	1	(15)
Other (e)	42	3
Ending balance	$172	$188

(a)During 2022, a non-cash charge of $137 million was recorded for settlement agreements associated with the Ichthys LNG project. Additionally, during the third quarter of 2022, we recorded a charge against a joint venture acquired from a historical GS acquisition of $10 million based on our funding obligations of projected losses. In the fourth quarter of 2022, we divested this joint venture and recorded an incremental loss on sale of $3 million. The remaining equity in earnings (losses) of unconsolidated affiliates in 2023 and 2022 is related to normal activities within our other joint ventures.
(b)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows.
(c)For the three months ended March 31, 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement. For the year ended December 31, 2022, we received a return of investment from JKC of approximately $190 million related to the first payment from the Subcontractor Settlement Agreement and from BRJV of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings.
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
(e)During the three months ended March 31, 2023, Other included a net liability position of $48 million related to our investment in JKC. The net liability position is attributed to our proportionate share of the provision that JKC continues to maintain for the paint and insulation claims against the insurer and paint manufacturer net of expected tax benefits.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three months ended March 31, 2023 and 2022, our revenues included $124 million and $104 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 31, 2023, and December 31, 2022 are as follows:

	March 31,	December 31,
Dollars in millions	2023	2022
Accounts receivable, net of allowance for credit losses	$64	$56
Contract assets	$2	$2
Other current assets	$3	$12
Contract liabilities	$52	$39

Note 8. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. All of these plans are immaterial except for the frozen U.K. defined benefit pension plan. The components of net periodic pension benefit related to the U.K. pension for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Components of net periodic pension benefit
Interest cost	$15	$9
Expected return on plan assets	(25)	(22)
Recognized actuarial loss	—	6
Net periodic pension benefit	$(10)	$(7)

For the three months ended March 31, 2023, we have contributed approximately $4 million of the $7 million we expect to contribute to our U.K. pension plan in 2023. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 29, 2023.

Note 9. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	March 31, 2023	December 31, 2022
Term Loan A	$399	$398
Term Loan B	504	506
Convertible Senior Notes	350	350
Senior Notes	250	250
Senior Credit Facility	260	260
Unamortized debt issuance costs - Term Loan A	(8)	(9)
Unamortized debt issuance costs and discount - Term Loan B	(10)	(10)
Unamortized debt issuance costs and discount - Convertible Senior Notes	(1)	(2)
Unamortized debt issuance costs and discount - Senior Notes	(3)	(3)
Total debt (a)	1,741	1,740
Less: current portion	367	364
Total long-term debt, net of current portion	$1,374	$1,376

(a) Total debt excludes bank overdrafts that do not have a legal right of offset against other cash balances.

Senior Credit Facility

On February 6, 2023, we entered into Amendment No. 8 under our existing Credit Agreement, dated as of April 25, 2018 ("Pro Rata Facilities"), consisting of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B") ("Senior Credit Facility"). Amendment No. 8 (i) replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for the U.S. dollar tranche of Term Loan A and the Revolver and (ii) implements the Company’s recent fiscal year change from a calendar year ending on December 31 to a 52-53 week year ending on the Friday closest to December 31, effective beginning with fiscal year 2023.

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

(a)The reference rate for the Revolver and the U.S. dollar tranches of Term Loan A is SOFR plus 10 bps Credit Spread Adjustment and the British pound sterling tranche is SONIA.

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending March 29, 2024. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020. Term Loan A and the Revolver mature on November 2026 and Term Loan B matures in February 2027.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of March 31, 2023, we were in compliance with our financial covenants related to our debt agreements.

Convertible Senior Notes

Convertible Senior Notes. On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes are senior unsecured obligations and bear interest at 2.50% per year, and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023, and may not be redeemed by us prior to maturity. As such, the Convertible Notes are classified as current liabilities on our condensed consolidated balance sheets as of March 31, 2023.

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. In April 2023, we elected cash as the settlement method to settle the principal and any excess value upon early conversion or maturity of the Convertible Notes. Prior to May 1, 2023, the Convertible Notes were convertible only upon the occurrence of certain events and during certain periods, and thereafter, until the close of business on the second scheduled trading day immediately preceding the maturity date. On February 10, 2023, we declared a quarterly cash dividend of $0.135 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.6186 Common Shares per $1,000 principal amount of Convertible Notes at a strike price of $25.24.

Convertible Notes Call Spread Overlay. Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with the option counterparties. These transactions represent a call spread overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. The updated strike price of the net-share settled warrants as of March 31, 2023 was $39.59.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

As of March 31, 2023, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $413 million. The incremental value over the principal amount would be fully offset by the cash delivered from the Note Hedge Transactions. However, the counterparties holding the warrants would have the right to purchase the total convertible number of shares at the current conversion rate at a strike price of $39.59 resulting in value of $214 million that would have been delivered to the counterparties as of March 31, 2023.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of March 31, 2023, we had $1 billion in a committed line of credit under the Senior Credit Facility and $369 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of March 31, 2023, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $14 million of outstanding letters of credit. With respect to our $369 million of bilateral and uncommitted lines of credit, we utilized $251 million for letters of credit as of March 31, 2023. The total remaining capacity of these committed and uncommitted lines of credit was approximately $844 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 10. Income Taxes

The effective tax rate was approximately 26% and (37)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 as compared to the U.S. statutory rate of 21%, was primarily impacted by the rate differential on our foreign earnings. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by the non-deductibility of losses incurred with respect to the settlement of outstanding matters related to the Ichthys LNG project to which KBR is a JV partner.

The valuation allowance for deferred tax assets as of March 31, 2023 and December 31, 2022 was $216 million and $217 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $329 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $738 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $91 million and $92 million, respectively.

Note 11. Commitments and Contingencies

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

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss will be incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable loss or range of loss. In the event a loss is probable, but the probable loss is not reasonably estimable, we are required to make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion, a reasonably possible loss or range of loss associated with any individual contingency cannot be estimated. There have been no substantive developments or changes to existing claims.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $51 million as of March 31, 2023 and $61 million as of December 31, 2022, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims this year and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. KBR filed its response on February 2, 2023. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. On March 22, 2023, both parties presented oral arguments in the Eastern District of Virginia Federal District Court, and we expect a decision by the Court to be made soon. In addition, in March 2022, FKTC filed a new civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts are accrued as of March 31, 2023.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. KBR and the relators filed various motions including a motion to dismiss by KBR. Although KBR's motion to dismiss was not granted it remains an option on appeal. Fact discovery and expert reports have been completed. We have completed briefing our motion for summary judgment and motions to exclude relators' experts. At the request of the parties, the court ordered a 90-day stay of the proceedings on December 28, 2022, which was later extended until May 31, 2023. Although we believe the allegations of fraud by the relators are without merit, we participated in mediation, and discussions with the relators are ongoing while we also continue to prepare for trial. Any proposed framework for resolving the litigation must involve agreements on damages and attorneys' fees as well as necessary determinations by the Department of the Army and approval by the DOJ. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, we are not able to estimate a reasonably possible range of loss and accordingly, no amounts have been accrued as of March 31, 2023.

Note 13. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income (loss) adjustments before reclassifications	29	—	(5)	24
Amounts reclassified from AOCL	(14)	—	(3)	(17)
Net other comprehensive income (loss)	15	—	(8)	7
Balance at March 31, 2023	$(337)	$(568)	$30	$(875)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income (loss) adjustments before reclassifications	(19)	—	17	(2)
Amounts reclassified from AOCL	—	5	2	7
Net other comprehensive income (loss)	(19)	5	19	5
Balance at March 31, 2022	$(315)	$(576)	$15	$(876)

Reclassifications out of AOCL, net of tax, by component

	Three Months Ended March 31,
Dollars in millions	2023	2022	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$14	$—	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$14	$—	Net of tax

Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$—	$(6)	See (a) below
Tax benefit	—	1	Provision for income taxes
Net pension and post-retirement benefits	$—	$(5)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$4	$(3)	Other non-operating expense
Tax benefit	(1)	1	Provision for income taxes
Net changes in fair value of derivatives	$3	$(2)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 8 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 14. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On October 18, 2022, the Board of Directors authorized an increase to the total authorization level to $500 million. As of March 31, 2023, $401 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	March 31, 2023
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $500 million authorized share repurchase program	934,935	$53.46	$50
Withhold to cover shares	203,233	$53.62	$11
Total	1,138,168	$53.49	$61

	Three Months Ended
	March 31, 2022
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	519,332	$48.12	$25
Withhold to cover shares	170,939	$48.70	$8
Total	690,271	$48.26	$33

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Three Months Ended March 31,
Shares in millions	2023	2022
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$86	$(71)
Less earnings allocable to participating securities	$(1)	$—
Basic net income (loss) attributable to KBR	$85	$(71)
Reversal of Convertible Debt interest expense	2	—
Diluted net income (loss) attributable to KBR (a)	$87	$(71)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	137	140
Convertible debt	14	—
Warrants	3	—
Diluted weighted average common shares outstanding (a)	154	140

Net income (loss) attributable to KBR per share:
Basic	$0.62	$(0.51)
Diluted (a)	$0.56	$(0.51)

(a)In periods for which we report a net loss attributable to KBR, basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

We apply the if-converted method to our Convertible Debt when calculating diluted income (loss) per share. Under the if-converted method, the principal amount and any conversion spread of the Convertible Debt, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Debt. Additionally, for the three months ended March 31, 2023, the Warrant Transactions (as defined in Note 9 "Debt and Other Credit Facilities", to our condensed consolidated financial statements) impacted the calculation of diluted income (loss) per share as the average price of our common stock during the period exceeded the adjusted strike price of $39.59.

For the three months ended March 31, 2023, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 10.5 million related to the Warrant Transactions and 0.4 million related to our stock options and restricted stock awards. For the three months ended March 31, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.8 million related to the Convertible Debt, 13.8 million related to the Warrant Transactions and 0.8 million related to our stock options and restricted stock awards.

Note 16. Fair Value of Financial Instruments and Risk Management

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

			March 31, 2023		December 31, 2022
Dollars in millions			Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2		$399	$399	$398	$398
Term Loan B	Level 2		504	505	506	511
Convertible Notes	Level 2		350	763	350	731
Senior Notes	Level 2		250	225	250	220
Senior Credit Facility	Level 2	`	260	260	260	260

See Note 9 "Debt and Other Credit Facilities" for further discussion of our term loans, Convertibles Notes, Senior Notes and Revolver.

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

As of March 31, 2023, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $69 million, all of which had durations of 17 days or less. We also had approximately $6 million (gross notional value) of cash flow hedges which had durations of 14 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet and cash flow hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at March 31, 2023, and December 31, 2022. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended
	March 31,
Dollars in millions	2023	2022
Balance Sheet Hedges - Fair Value	$—	$—
Balance Sheet Position - Remeasurement	(2)	—
Net loss	$(2)	$—

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended March 31, 2023, we amended all of our existing interest rate swap agreements to term SOFR effective March 2023. We elected to apply the optional expedient in ASC 848 in connection with transitioning our interest rate swaps from LIBOR to term SOFR that allowed the amended swaps to be considered as a continuation of the existing hedges. As a result, the reference rate transition did not have an impact on our hedge accounting or a material impact to our condensed consolidated financial statements. Additionally, in March 2023, we entered into additional USD and GBP denominated interest rate swap agreements.

Our portfolio of interest rate swaps consists of the following:

	Notional Amount at March 31, 2023	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps (a)	$250	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£118	3.81%	Term SONIA	Monthly through November 2026

(a)Effective November 2023, the notional value will increase to $350 million through maturity in January 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at March 31, 2023 was a $37 million net asset, of which $23 million is included in other current assets, $24 million is included in other assets, $1 million is included in other current liabilities and $9 million is included in other liabilities. The unrealized net gain on these interest rate swaps was $37 million and is included in AOCL as of March 31, 2023. The fair value of the interest rate swaps at December 31, 2022, was a $48 million net asset, of which $19 million is included in other current assets and $29 million is included in other assets. The unrealized net gains on these interest rate swaps was $48 million and is included in AOCL as of December 31, 2022.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the three months ended March 31, 2023, the Company has derecognized $703 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $693 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Three Months Ended
Dollars in millions	March 31, 2023	March 31, 2022
Beginning balance	$134	481
Sale of receivables	703	1,287
Settlement of receivables	(714)	(1,649)
Cash collected, not yet remitted	(2)	(1)
Outstanding balances sold to financial institutions	$121	$118

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

In June 2022, we entered into an agreement to invest an additional £80 million in Mura Technology ("Mura"). Funding occurred in two tranches with the first payment made in June 2022 and the second payment made in April 2023, increasing KBR's aggregate investment in Mura to approximately 17%. No observable transactions entered during the three months ended March 31, 2023 and 2022 required an adjustment to the carrying value of our investment, which was $85 million and $83 million at March 31, 2023 and December 31, 2022, respectively.

Note 17. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debts and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the Financial Conduct Authority announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the SOFR for USD LIBOR. Currently, our Senior Credit Facility references LIBOR base rates. Our Senior Credit Facility contains provisions to transition into alternative reference rates including calculations to be employed when LIBOR ceases to be available as a benchmark. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final termination of USD LIBOR index benchmark. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. In December 2022, the FASB issued ASU 2020-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. We elected to apply the optional expedient in ASC 848 in connection with transitioning our interest rate swaps from LIBOR to term SOFR that allowed the amended swaps to be considered as a continuation of the existing hedges. As a result, the reference rate transition did not have an impact on our hedge accounting or a material impact to our condensed consolidated financial statements. Additionally, as we enter into modifications to continue to transition our Senior Credit Facility from LIBOR to an alternate reference rate, we do not expect a significant impact to our financial results, financial position or cash flows as we will elect to apply the optional expedients.

In March 2023, the FASB issued 2023-01, Leases (Topic 842) - Common Control Arrangements, which requires leasehold improvements associated with common control leases to be amortized over the useful life of the leasehold improvements to the common control group as long as the lessee controls the underlying asset through a lease. The amendments are effective for all entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements. We are currently evaluating the future impact of this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes and our 2022 Annual Report on Form 10-K.

Overview
KBR, Inc., a Delaware corporation ("KBR"), delivers science, technology, engineering and logistics support solutions to governments and companies around the world. Drawing from its rich 100-year history and culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•Professional advisory services across the defense, renewable energy and critical infrastructure sectors; and
•Sustainable decarbonization solutions that accelerate and enable energy transition and climate change solutions such as proprietary, sustainability-focused process licensing; advisory services focused on energy transition; high-end engineering, design and management program offerings; and digitally-enabled asset optimization solutions.

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

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic, accretive acquisitions and repurchase shares. As demonstrated by our acquisitions of Frazer Nash Consultancy Limited, VIMA Group and others in the past few years, our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative and sustainability- and safety-focused. These technologies and engineering solutions enable clients to achieve a cleaner, greener, more energy efficient global future.

Business Environment and Trends

Government Outlook

On December 29, 2022, President Biden signed into law the $1.7 trillion Consolidated Appropriations Act of 2023, which included $858 billion in defense spending and $773 billion for non-defense discretionary spending which represents an increase from the fiscal 2022 budget of 10% and 6%, respectively. The U.S. defense spending budget executes and prioritizes the 2022 National Security Strategy to confront near peer threats around the world, particularly in the Indo-Pacific region. Funding priorities will enhance the DoD’s cybersecurity strategy and cyber warfare capabilities, increase the priority of military space superiority, direct innovation to meet long-range emerging threats, continue the restoration of military readiness and increase support for the U.S. European Command. The budget also includes critical assistance for Ukraine and several measures to strengthen emerging technologies including cyber-science and technologies, artificial intelligence, directed energy, hypersonic research and development and biotechnologies. The non-defense discretionary spending proposal includes $25 billion, or a 6% increase from the fiscal 2022 budget, in funding for NASA to support the continuation of scientific research, exploration and space technology, as well as increased funding across all agencies to address the climate crisis.

On March 9, 2023, President Biden provided his proposed fiscal 2024 budget of $1.7 trillion, which included $886 billion in defense spending and $844 billion for non-defense discretionary spending which represents an increase from the fiscal 2023 budget of 3% and 9%, respectively. The U.S. defense spending budget prioritizes initiatives outlined in the fiscal 2023 budget in addition to, among other things, addressing strategic competition and making significant, long-term investments in a resilient force posture in the Indo-Pacific to deter aggression, supporting our partners in the region and strengthening the U.S. and regional defense industrial base. The fiscal 2024 request also continues increased support for the U.S. European Command and investment in integrated deterrence and military credibility. The non-defense discretionary spending proposal includes $27 billion, or a 7% increase from the fiscal 2023 budget, in funding for NASA to strengthen U.S. leadership in scientific research, exploration and space technology innovation, advance robotic exploration of Mars and support efforts to establish the first long-term presence on the Moon and then on to Mars.

Uncertainty continues to exist regarding the raising of the debt ceiling. The current statutory limit was reached in January 2023, requiring the Treasury Department to take extraordinary measures to continue financing U.S. government obligations while avoiding exceeding the debt ceiling. It is expected, however, the U.S. government will exhaust these measures sometime between July and September 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and wider financial and economic repercussions. Additionally, uncertainty exists regarding whether a divided Congress will be able to pass appropriation bills for the fiscal year 2024 which could result in government shutdowns and/or continuing resolutions. Under continuing resolutions, typically partial-year funding at amounts consistent with appropriated levels for the prior fiscal year will be available, subject to certain restrictions, but spending on new programs or initiatives are prohibited. The debt ceiling and federal budget are expected to continue to be the subject of considerable congressional debate. Although we believe DoD programs and fiscal year funding will continue to receive consensus support and would likely receive legislative priority if these scenarios come to fruition, the effect on individual programs or KBR cannot be predicted at this time.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2023, the U.K. government announced its intent to increase its defense budget by £11 billion over the next five years, increasing the defense budget to 2.25% of GDP by 2025. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In 2021, the U.S., U.K. and Australia announced AUKUS, a security pact that will promote a free and open Indo-Pacific through a shared long-term investment to strengthen their combined capabilities and enhance their ability to deter aggression. AUKUS’ first major initiative (Pillar 1) is a multi-year joint effort to provide Australia with a conventionally armed, nuclear powered submarine capability and strengthen the capacity of the submarine workforce and industrial base. Pillar 2 will focus on enabling technologies to maintain a secure and stable trade through the region including undersea technologies, quantum technologies, advanced cyber, artificial intelligence and autonomy, hypersonic research and development, electronic warfare and innovation. Additionally, in October 2022, the Australian government announced that Australia's defense spending for the 2022 - 2023 financial year will increase by 7.8% to AUD 48.7 billion, or 1.96% of GDP.

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

We expect climate change and energy transition to continue to be areas of priority and investment as many countries, including the U.S. and Canada, look to boost their economies and invest in a cleaner future. Specifically, on August 16, 2022, the President signed the Inflation Reduction Act into law which includes provisions intended to, among other things, incentivize domestic clean energy, manufacturing and production. Additionally, in March 2023, the Canadian government announced its federal budget which includes billions of dollars for investment in the transition to a low-carbon economy.

In response to Russia's military invasion of Ukraine, we continue to carry out efforts to wind down operations in Russia in a responsible manner. We expect that the reconfiguration of global supply and demand stemming from expanding sanctions on Russia will result in near and mid-term investments to enable energy, chemical and food production security globally.

Additionally, in March 2023, KBR's joint venture with Zachry Group, KZJV, was issued a full notice to proceed with Phase 2 of Plaquemines LNG. KZJV, in which KBR holds a non-majority interest, performs certain design, engineering, procurement and construction-related services for a nameplate facility in Plaquemines Parish, Louisiana that will produce 20 million tonnes per annum (MTPA) of LNG.

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Government Solutions
• Sustainable Technology Solutions

Non-core business segment
• Other

See additional information on our business segments in Note 2 "Business Segment Information" to our condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The information below is an analysis of our consolidated results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended March 31,
			2023 vs. 2022
Dollars in millions	2023	2022	$	%
Revenues	$1,703	$1,714	$(11)	(1)%
Cost of revenues	$(1,458)	$(1,518)	$(60)	(4)%
Gross profit	$245	$196	$49	25%
Equity in earnings (losses) of unconsolidated affiliates	$23	$(118)	$141	119%
Selling, general and administrative expenses	$(124)	$(107)	$17	16%
Other	$—	$(2)	$(2)	n/m
Operating income	$144	$(31)	$175	n/m
Interest expense	$(26)	$(20)	$6	30%
Other non-operating expense	$(2)	$—	$2	n/m
Income before provision for income taxes and noncontrolling interests	$116	$(51)	$167	n/m
Provision for income taxes	$(30)	$(19)	$11	58%
Net income (loss)	$86	$(70)	$156	n/m
Net income attributable to noncontrolling interests	$—	$1	$(1)	(100)%
Net income (loss) attributable to KBR	$86	$(71)	$157	n/m

n/m - not meaningful

Revenues. Revenues remained materially consistent at approximately $1.7 billion for the three months ended March 31, 2023 and 2022. The slight decrease in revenues for the three months ended March 31, 2023 was primarily attributable to approximately $269 million of revenue recognized in Q1 2022 from contingency work associated with the OAW program that was wound down and substantially completed in early 2022. This decrease was offset by increased activity in 2022 to support exercises, training and other activities within the European Command in our GS business and increased revenues from technology sales and engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $49 million, or 25%, was primarily driven by items increasing revenues discussed above, favorable STS licensing mix and resolutions on various legacy matters in Q1 2023. These increases were offset by reduced volume from contingency work associated with the OAW program.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates increased by $141 million to $23 million in earnings for the three months ended March 31, 2023, compared to $118 million in losses for the three months ended March 31, 2022. During the three months ended March 31, 2022, a non-cash charge in the amount of $137 million was recorded associated with the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant for the Ichthys LNG Project that did not recur in Q1 2023. Additionally, the increase is attributed to equity in earnings from services on an LNG project that commenced in the second quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended March 31, 2023 were $17 million higher than the same period in 2022, which was primarily driven by growth in the core business, favorable settlements and credits received in the first quarter of 2022 that did not recur in 2023 and incremental expenses from our International business in Government Solutions.

Interest expense. The increase in interest expense was primarily driven by continued increases in the U.S. federal reserve funds rate throughout 2022 and into 2023.

Provision for income taxes. The provision for income taxes for the three months ended March 31, 2023 reflects a 26% tax rate as compared to a (37)% tax rate for the three months ended March 31, 2022. The effective tax rate of 26%, as compared to the U.S. statutory rate of 21%, for the three months ended March 31, 2023 was primarily impacted by the rate differential on our foreign earnings. The effective tax rate of (37)% for the three months ended March 31, 2022 was primarily driven by the non-deductibility of losses incurred with respect to the settlement of outstanding matters related to the Ichthys LNG project to which KBR is a JV partner. Excluding the tax impact of this item, our tax rate would be 25% for the three months ended March 31, 2022. See Note 10 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended March 31,
			2023 vs. 2022
Dollars in millions	2023	2022	$	%
Revenues
Government Solutions	$1,328	$1,459	$(131)	(9)%
Sustainable Technology Solutions	375	255	120	47%
Total revenues	$1,703	$1,714	$(11)	(1)%

Operating income (loss)
Government Solutions	$102	$116	$(14)	(12)%
Sustainable Technology Solutions	82	(106)	$188	n/m
Other	(40)	(41)	$1	2%
Operating income (loss)	$144	$(31)	$175	n/m

Government Solutions

GS revenues decreased by $131 million, or 9%, to approximately $1.33 billion for the three months ended March 31, 2023, compared to approximately $1.46 billion for the three months ended March 31, 2022. The decrease was primarily attributable to approximately $269 million of revenue recognized in Q1 2022 from contingency work associated with the OAW program that was wound down and substantially completed in early 2022. Additionally, the decrease is attributed to the ramp down of construction work for the Aspire program. These decreases were offset by increased activity in 2022 to support exercises, training and other activities within the European Command.

GS operating income decreased by $14 million, or 12%, to $102 million for the three months ended March 31, 2023, compared to $116 million for the three months ended March 31, 2022. The decrease was primarily driven by items discussed above, offset by a favorable resolution of a legacy legal matter.

Sustainable Technology Solutions

STS revenues increased by $120 million to $375 million for the three months ended March 31, 2023, compared to $255 million for the three months ended March 31, 2022. This increase is primarily driven by increased revenues from technology sales and engineering and professional services.

STS operating income (loss) increased by $188 million, to $82 million in operating income for the three months ended March 31, 2023, compared to $106 million in operating loss for the three months ended March 31, 2022. The increase is primarily attributed to a decrease in equity in losses related to the Ichthys LNG project. During the three months ended March 31, 2022, a non-cash charge in the amount of $137 million was recorded for the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant that did not recur in Q1 2023. Additionally, the increase is related to increased technology sales and engineering and professional services, increased equity in earnings from services on an LNG project, a favorable resolution on a legacy matter in Q1 2023 and a non-cash impact in Q1 2022 that did not recur in 2023 related to our continued efforts to wind down operations in Russia.

Other

Other operating loss remained materially consistent for each of three months ended March 31, 2023 and 2022.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $4.6 billion at March 31, 2023, and $3.9 billion at December 31, 2022.

As a result of U.S. Transportation Command lifting the stop work order on the HomeSafe contract in November 2022, we have booked $39 million in backlog as of March 31, 2023 and December 31, 2022 for our transition work. Additionally, during the three months ended March 31, 2023, we booked $0.8 billion for our proportionate share of KZJV's backlog and for KBR services to be provided to KZJV as a result of receiving a full notice to proceed with Phase 2 of the Plaquemines LNG project.

The following table summarizes our backlog by business segment as of March 31, 2023, and December 31, 2022, respectively:

	March 31,	December 31,
Dollars in millions	2023	2022
Government Solutions	$11,651	$11,543
Sustainable Technology Solutions	4,867	4,012
Total backlog	$16,518	$15,555

We estimate that as of March 31, 2023, 38% of our backlog will be executed within one year. Of this amount, 73% will be recognized in revenues on our condensed consolidated statement of operations and 27% will be recorded by our unconsolidated joint ventures. As of March 31, 2023, $65 million of our backlog relates to active contracts that are in a loss position.

As of March 31, 2023, 9% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 39% was attributable to cost-reimbursable contracts and 13% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 31, 2023, $8.6 billion of our GS backlog was currently funded by our customers.

As of March 31, 2023, we had approximately $4.4 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $16.5 billion and the remaining performance obligations as defined by ASC 606 of $11.3 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

Transactions with Joint Ventures

In the normal course of business, we form incorporated and unincorporated joint ventures to execute projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work only to the extent the joint venture's scope of work to the end customer is complete. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 7 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors", 11 "Commitments and Contingencies" and 12 "U.S. Government Matters" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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
As discussed in Note 9 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, on February 6, 2023, we entered into Amendment No. 8 under our existing Credit Agreement, dated as of April 25, 2018 ("Pro Rata Facilities"), consisting of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B") ("Senior Credit Facility"). Amendment No. 8 (i) replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for the U.S. dollar tranche of Term Loan A and the Revolver and (ii) implements the Company’s recent fiscal year change from a calendar year ending on December 31 to a 52-53 week year ending on the Friday closest to December 31, effective beginning with fiscal year 2023. Term Loan A and the Revolver mature on November 2026 and Term Loan B matures in February 2027.
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of March 31, 2023, we were in compliance with all financial covenants related to our debt agreements.

Cash and cash equivalents totaled $416 million at March 31, 2023, and $389 million at December 31, 2022, and consisted of the following:

	March 31,	December 31,
Dollars in millions	2023	2022
Domestic U.S. cash	$40	$27
International cash	262	255
Joint venture and Aspire Defence project cash	114	107
Total	$416	$389
Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future non-U.S. cash needs as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions, joint ventures and other business partnerships around the world, including whether foreign earnings are permanently reinvested. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $9 million.

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

As of March 31, 2023, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
Dollars in millions	2023	2022
Cash flows provided by operating activities	$35	$89
Cash flows provided by (used in) investing activities	42	12
Cash flows (used in) financing activities	(54)	(52)
Effect of exchange rate changes on cash	4	(7)
Increase in cash and cash equivalents	$27	$42

Operating Activities. Cash provided by operations totaled $35 million and $89 million for the three months ended March 31, 2023 and 2022, respectively, as compared to net income of $86 million and net loss of $70 million for the three months ended March 31, 2023 and 2022, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the decrease in operating cash flows for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily attributed to sequential quarter revenue growth and the associated working capital requirements and timing of other various items.

Investing Activities. Cash provided by investing activities totaled $42 million for the three months ended March 31, 2023 and was primarily due to a return of investment of approximately $61 million from JKC resulting from the receipt of the second payment from the Subcontractor Settlement Agreement. See Note 7 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by $19 million in capital expenditures.

Cash provided by investing activities totaled $12 million for the three months ended March 31, 2022 and was primarily due to proceeds of $18 million from the sale of our investment interest in two of our four U.K. Road investments. See Note 7 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by $6 million in capital expenditures.

Financing Activities. Cash used in financing activities totaled $54 million for the three months ended March 31, 2023 and was primarily due to approximately $16 million of dividend payments to common shareholders, $50 million for the repurchase of common stock under our share repurchase program, $11 million for the repurchase of common stock under our "withheld to cover" program and $4 million in payments on borrowings related to our Senior Credit Facility. These decreases were partially offset by a $28 million bank overdraft facility. See Note 9 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Cash used in financing activities totaled $52 million for the three months ended March 31, 2022 and was primarily due to approximately $15 million of dividend payments to common shareholders, $25 million for the repurchase of common stock under our share repurchase program, $8 million for the repurchase of common stock under our "withheld to cover" program and $4 million in payments on borrowings related to our Senior Credit Facility. See Note 9 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Future sources of cash. We believe that future sources of cash include cash flows from operations (including accounts receivable monetization arrangements), cash derived from working capital management and cash borrowings under the Senior Credit Facility.

Future uses of cash. We believe that future uses of cash include working capital requirements, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings, share repurchases and strategic investments including acquisitions, joint ventures and other business partnerships. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under leases and various other obligations, including potential litigation payments, as they arise.

Other factors potentially affecting liquidity

Ichthys LNG Project. As part of the settlement agreement between JKC and Ichthys LNG, Pty, Ltd (collectively, “the Parties”) in October 2021, KBR’s letters of credit were reduced to $82 million from $164 million. Additionally, as part of this settlement agreement, the Parties agreed to consult in good faith and to cooperate to seek maximum recovery from the insurance policies and paint manufacturer for the deterioration of paint and insulation on certain exterior areas of the plant. The Parties agreed to collectively pursue claims against the paint manufacturer and JKC has assigned claims under the insurance policy regarding the paint and insulation matters to the client. The parties have agreed that if, at the date of final resolution of the above proceedings and claims with respect to the paint and insulation matters, the recovered amount from the paint manufacturer and insurance claim is less than the stipulated ceiling amount in the settlement agreement, JKC will pay the client the difference between the stipulated ceiling amount and the recovered amount. JKC has provided for and continues to maintain a provision for this contingent liability.

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $62 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of March 31, 2023) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the three months ended March 31, 2023 was $4 million for our defined benefit plan in the U.K. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 29, 2023. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($39 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility in regards to meeting our capital needs. Refer to Note 16 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on our sales of receivables.

Mura Technology. In June 2022, we announced that we entered into an agreement to invest an additional £80 million in Mura Technology in which the funding is expected in two tranches. The first payment of £48 million was made during the quarter ended June 30, 2022 and the second payment of £32 million was made in April 2023.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Senior Notes

Information relating to our Senior Notes is described in Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Convertible Senior Notes
On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes mature on November 1, 2023 and, as such, are classified as current liabilities on our condensed consolidated balance sheets as of March 31, 2023. The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. In April 2023, we elected cash as the settlement method to settle the principal and any excess value upon early conversion or maturity of the Convertible Notes.

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

As of March 31, 2023, the if-converted value of the Convertible Notes based on the closing share price exceeded the $350 million principal amount by approximately $413 million. The incremental value over the principal amount would be fully offset by the cash delivered from the Note Hedge Transactions. However, the counterparties holding the warrants would have the right to purchase the total convertible number of shares at the current conversion rate at a strike price of $39.59 resulting in value of $214 million that would have been delivered to the counterparties as of March 31, 2023.

More information relating to our Convertible Senior Notes is described in Note 1 "Basis of Presentation" and Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2022 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of March 31, 2023, we had no material guarantees of the work or obligations of third parties recorded.

As of March 31, 2023, we had $1 billion in a committed line of credit under the Senior Credit Facility and $369 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of March 31, 2023, with respect to our Senior Credit Facility, we had $260 million of outstanding borrowings previously issued to fund the acquisition of Centauri and $14 million of outstanding letters of credit. With respect to our $369 million of bilateral and uncommitted lines of credit, we utilized $251 million for letters of credit as of March 31, 2023. The total remaining capacity of these committed and uncommitted lines of credit was approximately $844 million. Information relating to our letters of credit is described in Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2022 Annual Report on Form 10-K, for the year ended December 31, 2022, which discussion is incorporated herein by reference.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $2 million and no net gain or loss for the three months ended March 31, 2023 and March 31, 2022, respectively, in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of March 31, 2023. Information relating to fair value measurements is described in Note 16 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $260 million of borrowings outstanding under the Revolver to partially fund the acquisition of Centauri and $903 million outstanding under the term loan portions of the Senior Credit Facility as of March 31, 2023. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended March 31, 2023, we amended all of our existing interest rate swap agreements to term SOFR effective March 2023. In March 2023, we entered into additional USD denominated interest rate swap agreements with a notional value of $205 million effective April 2023 and expiring January 2027. We will receive SOFR and pay an average monthly fixed rate of 3.61%. We also entered into GBP denominated amortizing swaps with an initial notional value of £118 million that are effective April 2023 and expire in November 2026. We will receive SONIA and pay a monthly fixed rate of 3.81% for the term of the swaps. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Accounting for Derivative and Hedging Transactions. The fair value of the interest rate swaps at March 31, 2023 was a $37 million net asset, of which $23 million is included in other current assets, $24 million is included in other assets, $1 million is included in other current liabilities and $9 million is included in other liabilities. Information relating to our portfolio of interest rate swaps is described in Note 16 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At March 31, 2023, we had fixed rate debt aggregating $1.6 billion and variable rate debt aggregating $166 million, after taking into account the effects of the interest rate swaps that we entered to as March 31, 2023. Our weighted average interest rate net of the impact from our swap agreements for the three months ended March 31, 2023 was 4.33%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $1 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of March 31, 2023.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6, 11 and 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. On October 18, 2022, the Board of Directors authorized an increase to the total authorization level to $500 million. As of March 31, 2023, $401 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended March 31, 2023 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2023	—	$—	—	$451,171,009
February 1 - 28, 2023	334,216	$54.34	162,183	$442,189,014
March 1 - 31, 2023	803,952	$53.14	772,752	$401,189,712
Total	1,138,168	—	934,935	$401,189,712

(1)Included within the shares repurchased herein are 203,233 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $53.62 per share.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of KBR, Inc., effective as of March 15, 2023 (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed March 17, 2023; File No. 001-33146)

10.1
Amendment No. 8 to the Credit Agreement, dated as of February 6, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed February 6, 2023; File No. 001-33146)

*10.2+	Second Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020

*10.3+	Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.6+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.7+	Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.8+	Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: May 1, 2023                      Dated: May 1, 2023