Form 10-Q
period 2023-06-30
KBR, INC.
filed 2023-07-27
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

As of July 19, 2023, there were 134,916,277 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$1,753	$1,616	$3,456	$3,330
Cost of revenues	(1,502)	(1,415)	(2,960)	(2,933)
Gross profit	251	201	496	397
Equity in earnings (losses) of unconsolidated affiliates	23	10	46	(108)
Selling, general and administrative expenses	(119)	(105)	(243)	(212)
Legal settlement of legacy matter	(144)	—	(144)	—
Gain on disposition of assets and investments	—	22	—	22
Other	(1)	(1)	(1)	(3)
Operating income	10	127	154	96
Interest expense	(29)	(21)	(55)	(41)
Unrealized gain on other investment	—	16	—	16
Charges associated with Convertible Notes	(314)	—	(314)	—
Other non-operating income (expense)	(1)	5	(3)	5
Income (loss) before income taxes	(334)	127	(218)	76
Provision for income taxes	(16)	(33)	(46)	(52)
Net income (loss)	(350)	94	(264)	24
Less: Net income attributable to noncontrolling interests	1	—	1	1
Net income (loss) attributable to KBR	$(351)	$94	$(265)	$23
Net income (loss) attributable to KBR per share
Basic	$(2.60)	$0.68	$(1.95)	$0.17
Diluted	$(2.60)	$0.61	$(1.95)	$0.17
Basic weighted average common shares outstanding	135	139	136	139
Diluted weighted average common shares outstanding	135	156	136	156
Cash dividends declared per share	$0.135	$0.120	$0.270	$0.240
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$(350)	$94	$(264)	$24
Other comprehensive income (loss):
Foreign currency translation adjustments	24	(34)	39	(53)
Pension and post-retirement benefits	(2)	6	(2)	12
Changes in fair value of derivatives	23	11	13	35
Other comprehensive income (loss)	45	(17)	50	(6)
Income tax expense:
Pension and post-retirement benefits	3	(1)	3	(2)
Changes in fair value of derivatives	(3)	(2)	(1)	(7)
Income tax expense	—	(3)	2	(9)
Other comprehensive income, net of tax	45	(20)	52	(15)
Comprehensive income (loss)	(305)	74	(212)	9
Less: Comprehensive income attributable to noncontrolling interests	1	—	1	1
Comprehensive income (loss) attributable to KBR	$(306)	$74	$(213)	$8
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$539	$389
Accounts receivable, net of allowance for credit losses of $8 and $9, respectively	1,022	942
Contract assets	229	252
Other current assets	584	164
Total current assets	2,374	1,747
Pension Assets	75	46
Property, plant, and equipment, net of accumulated depreciation of $432 and $417 (including net PPE of $32 and $22 owned by a variable interest entity), respectively	218	182
Operating lease right-of-use assets	143	164
Goodwill	2,107	2,087
Intangible assets, net of accumulated amortization of $359 and $332, respectively	639	645
Equity in and advances to unconsolidated affiliates	188	188
Deferred income taxes	196	213
Other assets	347	294
Total assets	$6,287	$5,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$726	$637
Contract liabilities	325	275
Accrued salaries, wages and benefits	327	325
Current maturities of long-term debt	117	364
Operating lease liabilities	47	48
Other current liabilities	710	172
Total current liabilities	2,252	1,821
Employee compensation and benefits	106	105
Income tax payable	117	117
Deferred income taxes	95	92
Long-term debt	1,628	1,376
Operating lease liabilities	178	193
Other liabilities	282	230
Total liabilities	4,658	3,934
Commitments and Contingencies (Notes 6, 11 and 12)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 181,595,598 and 180,807,960 shares issued, and 134,915,400 and 136,505,145 shares outstanding, respectively	—	—
PIC	2,616	2,235
Retained earnings	1,109	1,410
Treasury stock, 46,680,198 shares and 44,302,815 shares, at cost, respectively	(1,280)	(1,143)
AOCL	(830)	(882)
Total KBR shareholders’ equity	1,615	1,620
Noncontrolling interests	14	12
Total shareholders’ equity	1,629	1,632
Total liabilities and shareholders’ equity	$6,287	$5,566
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2023	$1,657	$2,244	$1,478	$(1,203)	$(875)	13
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.135/share)	(18)	—	(18)	—	—	—
Repurchases of common stock	(76)	—	—	(76)	—	—
Convertible Notes Transactions	365	365	—	—	—	—
Other	(1)	—	—	(1)	—	—
Net income (loss)	(350)	—	(351)	—	—	1
Other comprehensive loss, net of tax	45	—	—	—	45	—
Balance at June 30, 2023	$1,629	$2,616	$1,109	$(1,280)	$(830)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.270/share)	(36)	—	(36)	—	—	—
Repurchases of common stock	(137)	—	—	(137)	—	—
Issuance of ESPP shares	2	1	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Convertible Notes Transactions	365	365	—	—	—	—
Other	1	—	—	(1)	—	2
Net income (loss)	(264)	—	(265)	—	—	1
Other comprehensive income, net of tax	52	—	—	—	52	—
Balance at June 30, 2023	$1,629	$2,616	$1,109	$(1,280)	$(830)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2022	1,578	2,216	1,200	(976)	(876)	14
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.120/share)	(17)	—	(17)	—	—	—
Repurchases of common stock	(41)	—	—	(41)	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	(2)	—	(1)	1	—	(2)
Net income	94	—	94	—	—	—
Other comprehensive income, net of tax	(20)	—	—	—	(20)	—
Balance at June 30, 2022	$1,596	$2,222	$1,276	$(1,016)	$(896)	$10

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2021	$1,683	$2,206	$1,287	$(943)	$(881)	$14
Share-based compensation	10	10	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.240/share)	(34)	—	(34)	—	—	—
Repurchases of common stock	(74)	—	—	(74)	—	—
Issuance of ESPP shares	1	1	—	—	—	—
Distributions to noncontrolling interests	(2)	—	—	—	—	(2)
Other	(2)	—	—	1	—	(3)
Net income	24	—	23	—	—	1
Other comprehensive loss, net of tax	(15)	—	—	—	(15)	—
Balance at June 30, 2022	$1,596	$2,222	$1,276	$(1,016)	$(896)	$10
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(264)	$24
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges associated with Convertible Notes	314	—
Legal Settlement of legacy matter	144	—
Depreciation and amortization	70	66
Equity in (earnings) losses of unconsolidated affiliates	(46)	108
Deferred income tax	19	33
Gain on disposition of assets	—	(22)
Unrealized gain on other investment	—	(16)
Other	13	15
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(72)	361
Contract assets	22	15
Accounts payable	77	(366)
Contract liabilities	50	36
Accrued salaries, wages and benefits	6	(17)
Payments on operating lease obligation	(29)	(29)
Payments from unconsolidated affiliates, net	6	8
Distributions of earnings from unconsolidated affiliates	37	43
Pension funding	(9)	(22)
Other assets and liabilities	(50)	(23)
Total cash flows provided by operating activities	$288	$214
Cash flows from investing activities:
Purchases of property, plant and equipment	$(38)	$(19)
Proceeds from sale of assets or investments	—	60
Return of (investments in) equity method joint ventures, net	61	189
Funding in other investment	(39)	(61)
Other	(5)	—
Total cash flows (used in) provided by investing activities	$(21)	$169
Cash flows from financing activities:
Borrowings on long-term debt	330	—
Payments on short-term and long-term debt	(8)	(8)
Payments on settlement of warrants	(101)	—
Proceeds from the settlement of note hedge	150	—
Payments to settle Convertible Notes	(250)	—
Payments on revolving credit facility	(75)	(97)
Payments of dividends to shareholders	(35)	(32)
Net proceeds from issuance of common stock	4	5
Payments to reacquire common stock	(137)	(74)
Other	(4)	(9)
Total cash flows used in financing activities	$(126)	$(215)
Effect of exchange rate changes on cash	9	(22)
Increase in cash and cash equivalents	150	146
Cash and cash equivalents at beginning of period	389	370
Cash and cash equivalents at end of period	$539	$516
Supplemental disclosure of cash flows information:
Noncash investing activities
Leasehold improvements paid by landlord	$7	$—
Accrued but unpaid purchases of property, plant and equipment	$8	$—
Noncash financing activities
Dividends declared	$18	$17
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2023, the results of our operations for the three and six months ended June 30, 2023 and 2022 and our cash flows for the six months ended June 30, 2023 and 2022. Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Additional Balance Sheet Information

Other Current Assets

The components of other current assets on our condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, are presented below:

	June 30,	December 31,
Dollars in millions	2023	2022
Note hedge derivative asset	$398	$—
Prepaid expenses	63	67
Value-added tax receivable	30	24
Advances to subcontractors	20	18
Other miscellaneous assets	73	55
Total other current assets	$584	$164

Other Current Liabilities

The components of other current liabilities on our condensed consolidated balance sheets as of June 30, 2023, and December 31, 2022, are presented below:

	June 30,	December 31,
Dollars in millions	2023	2022
Embedded derivative liability	$398	$—
Payable for legal settlement of legacy matter	144	—
Reserve for estimated losses on uncompleted contracts	20	17
Value-added tax payable	35	32
Dividend payable	18	17
Other miscellaneous liabilities	95	106
Total other current liabilities	$710	$172

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

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 75 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Dollars in millions
Revenues:
Government Solutions	$1,352	$1,312	$2,680	$2,771
Sustainable Technology Solutions	401	304	776	559
Total revenues	$1,753	$1,616	$3,456	$3,330

Operating income (loss):
Government Solutions	$(28)	$131	$74	$247
Sustainable Technology Solutions	77	32	159	(74)
Other	(39)	(36)	(79)	(77)
Total operating income	$10	$127	$154	$96

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2023	2022	2023	2022

Government Solutions
Science & Space	$287	$257	$566	$510
Defense & Intel	383	388	746	766
Readiness & Sustainment	393	371	798	904
International	289	296	570	591
Total Government Solutions	1,352	1,312	2,680	2,771

Sustainable Technology Solutions	401	304	776	559

Total revenue	$1,753	$1,616	$3,456	$3,330

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended June 30, 2023

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$782	$138	$920
Europe	387	66	453
Middle East	40	91	131
Australia	106	23	129
Africa	16	22	38
Asia	5	35	40
Other countries	16	26	42
Total revenue	$1,352	$401	$1,753

	Three Months Ended June 30, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$770	$128	$898
Europe	342	54	396
Middle East	51	53	104
Australia	111	11	122
Africa	22	16	38
Asia	3	28	31
Other countries	13	14	27
Total revenue	$1,312	$304	$1,616

	Six Months Ended June 30, 2023

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,500	$269	$1,769
Europe	834	124	958
Middle East	66	178	244
Australia	207	41	248
Africa	35	40	75
Asia	8	73	81
Other countries	30	51	81
Total revenue	$2,680	$776	$3,456

	Six Months Ended June 30, 2022

Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$1,781	$237	$2,018
Europe	625	86	711
Middle East	90	102	192
Australia	201	11	212
Africa	40	33	73
Asia	6	70	76
Other countries	28	20	48
Total revenue	$2,771	$559	$3,330

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 30, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$831	$—	$831
Time-and-Materials	271	252	523
Fixed Price	250	149	399
Total revenue	$1,352	$401	$1,753

	Three Months Ended June 30, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$788	$—	$788
Time-and-Materials	246	199	445
Fixed Price	278	105	383
Total revenue	$1,312	$304	$1,616

	Six Months Ended June 30, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,646	$—	$1,646
Time-and-Materials	534	485	1,019
Fixed Price	500	291	791
Total revenue	$2,680	$776	$3,456

	Six Months Ended June 30, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$1,743	$—	$1,743
Time-and-Materials	481	374	855
Fixed Price	547	185	732
Total revenue	$2,771	$559	$3,330

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $3 million and $37 million for the three months ended June 30, 2023 and 2022, respectively, and $8 million and $42 million for the six months ended months ended June 30, 2023 and 2022, respectively.

On June 30, 2023, we had $11.5 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 40% of our remaining performance obligations as revenue within one year, 32% in years two through five and 28% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 30, 2023.

We recognized revenue of $164 million and $142 million for the six months ended June 30, 2023 and 2022, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	June 30,	December 31,
Dollars in millions	2023	2022
Unbilled	$538	$486
Trade & other	484	456
Accounts receivable	$1,022	$942

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

The components of our cash and cash equivalents balance are as follows:

	June 30, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$229	$175	$404
Short-term investments (c)	10	4	14
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	98	23	121
Total	$337	$202	$539

	December 31, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$251	$25	$276
Short-term investments (c)	4	2	6
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	99	8	107
Total	$354	$35	$389

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
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $72 million and $46 million as of June 30, 2023 and December 31, 2022, respectively.

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

Dollars in millions	2023	2022
Amounts included in project estimates-at-completion at January 1,	$48	$426
Net increase (decrease) in project estimates	11	(114)
Approved change orders	—	(271)
Foreign currency impact	—	7
Amounts included in project estimates-at-completion at June 30,	$59	$48

The balance as of June 30, 2023 primarily relates to projects in our Government Solutions segment.

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

During the three months ended June 30, 2023, within our STS business segment, we recognized an unfavorable change in equity in earnings of unconsolidated affiliates of $13 million as a result of changes in estimates on an LNG project.

During the six months ended June 30, 2022, within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million as a result of changes in estimates on the Ichthys LNG Project in connection with a settlement agreement (the “Subcontractor Settlement Agreement”) entered into to resolve outstanding claims and disputes between JKC and the consortium of subcontractors.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022
Dollars in millions
Beginning balance at January 1,	$188	$576
Equity in earnings (losses) of unconsolidated affiliates (a)	46	(80)
Distributions of earnings of unconsolidated affiliates (b)	(25)	(53)
Payments from unconsolidated affiliates, net	(6)	(14)
(Return of) investments in equity method investment, net (c)	(61)	(198)
Sale of equity method investment (d)(a)	—	(31)
Foreign currency translation adjustments	3	(15)
Other (e)	43	3
Ending balance	$188	$188

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
(c)During the six months ended June 30, 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement. For the year ended December 31, 2022, we received a return of investment from JKC of approximately $190 million related to the first payment from the Subcontractor Settlement Agreement and from BRJV of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings.
(d)During the first quarter of 2022, we sold two of our four U.K. Road investments. The carrying value of our investment was $22 million. We received $18 million in cash proceeds and the purchaser agreed to assume the $4 million of consortium relief. In the second quarter of 2022, we sold an additional U.K. Road investment with a carrying value of $19 million and recorded a gain of approximately $16 million upon receipt of $35 million in cash proceeds, in addition to receipt of $2 million of deferred consideration from the first quarter 2022 sales.
(e)During the six months ended June 30, 2023, Other included a net liability position of $48 million related to our investment in JKC. The net liability position is attributed to our proportionate share of the provision that JKC continues to maintain for the paint and insulation claims against the insurer and paint manufacturer net of expected tax benefits.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the six months ended June 30, 2023 and 2022, our revenues included $253 million and $200 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 30, 2023, and December 31, 2022 are as follows:

	June 30,	December 31,
Dollars in millions	2023	2022
Accounts receivable, net of allowance for credit losses	$68	$56
Contract assets	$1	$2
Other current assets	$—	$12
Contract liabilities	$73	$39

Note 8. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. All of these plans are immaterial except for the frozen U.K. defined benefit pension plan. The components of net periodic pension benefit related to the U.K. pension for the six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
Dollars in millions	2023	2022
Components of net periodic pension benefit
Service cost	$—	$1
Interest cost	$15	$9
Expected return on plan assets	(25)	(21)
Recognized actuarial loss	—	6
Net periodic pension benefit	$(10)	$(5)

	Six Months Ended June 30,
Dollars in millions	2023	2022
Components of net periodic pension benefit
Service cost	$—	$1
Interest cost	$30	$18
Expected return on plan assets	(50)	(43)
Recognized actuarial loss	—	12
Net periodic pension benefit	$(20)	$(12)

For the six months ended June 30, 2023, we have contributed approximately $5 million of the $8 million we expect to contribute to our U.K. pension plan in 2023. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 29, 2023.

Note 9. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	June 30, 2023	December 31, 2022
Term Loan A	$401	$398
Term Loan B	503	506
Senior Notes	250	250
Senior Credit Facility	515	260
Convertible Senior Notes (a)	250	350
Unamortized debt issuance costs and discount - Convertible Senior Notes (a)	(153)	(2)
Unamortized debt issuance costs - Term Loan A	(8)	(9)
Unamortized debt issuance costs and discount - Term Loan B	(10)	(10)
Unamortized debt issuance costs and discount - Senior Notes	(3)	(3)
Total debt	1,745	1,740
Less: current portion	117	364
Total long-term debt, net of current portion	$1,628	$1,376

(a) The unamortized debt issuance costs related to the Convertible Notes were impacted by the cash election and repurchase of Convertible Notes that occurred in the second quarter of 2023. See Note 18 "Cash Election and Repurchase of Convertible Notes" for additional information regarding these transactions.

Senior Credit Facility

We entered into Amendment No. 9 on June 6, 2023, to our existing Credit Agreement, dated as of April 25, 2018, as amended ("Credit Agreement"), consisting of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B") ("Senior Credit Facility"). Amendment No. 9 replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for Term Loan B.

On June 16, 2023, we borrowed $255 million on the Revolver under our Senior Credit Facility to fund our repurchase of a portion of Convertible Notes. See Note 18 "Cash Election and Repurchase of Convertible Notes" for additional information. Additionally, we had borrowings and repayments of $75 million on our Senior Credit Facility that occurred during the six months ended June 30, 2023.

On July 26, 2023, we entered into Amendment No. 10 to our existing Credit Agreement, to provide for an additional $200 million loan tranche under Term Loan A. On July 26, 2023, we borrowed the full $200 million principal amount available under this additional loan and used the proceeds to partially repay outstanding amounts of principal and accrued interest under the Revolver.

The interest rates with respect to the Revolver and Term Loan A are based on, at the Company's option, the respective adjusted reference rate plus an additional margin or base rate plus additional margin. The interest rate with respect to the Term Loan B is SOFR plus 2.75% plus an additional margin, per annum. Additionally, there is a commitment fee with respect to the Revolver.

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

(a)The reference rate for the Revolver and the U.S. dollar tranches of Term Loan A is SOFR plus 10 bps Credit Spread Adjustment and the British pound sterling tranche is SONIA plus 12 bps Credit Spread Adjustment.

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending March 29, 2024. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020. Term Loan A and the Revolver mature in November 2026 and Term Loan B matures in February 2027.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of June 30, 2023, we were in compliance with our financial covenants related to our debt agreements.

Convertible Senior Notes

Convertible Senior Notes. On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes are senior unsecured obligations and bear interest at 2.50% per year, and interest is payable on May 1 and November 1 of each year. The Convertible Notes mature on November 1, 2023, and may not be redeemed by us prior to maturity. As such, the Convertible Notes are classified as current liabilities on our condensed consolidated balance sheets as of June 30, 2023.

In April 2023, we elected cash as the settlement method to settle the principal and any excess value upon early conversion or maturity of the Convertible Notes. On June 1, 2023, we entered into privately-negotiated transactions to repurchase $100 million in principal amount of the outstanding Convertible Notes (the “Convertible Notes repurchase”), using funds borrowed under our Revolver to pay the purchase price. Concurrent with the Convertible Notes repurchase, we entered into agreements with the option counterparties to terminate the corresponding portions of the Note Hedge Transactions and Warrant Transactions (collectively, the "Unwind Agreements"). See Note 18 "Cash Election and Repurchase of Convertible Notes" for additional information regarding these transactions.

On May 17, 2023, we declared a quarterly cash dividend of $0.135 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.6523 Common Shares per $1,000 principal amount of Convertible Notes at a strike price of $25.22.

Convertible Notes Call Spread Overlay. Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with the option counterparties. These transactions represent a call spread overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. The updated strike price of the net-share settled warrants as of June 30, 2023 was $39.56.

The Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case entered into by us with the option counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's rights under the Convertible Notes.

As of June 30, 2023, the if-converted value of the Convertible Notes based on the closing share price exceeded the remaining $250 million principal amount by approximately $395 million. The incremental value over the principal amount would be fully offset by the cash delivered from the Note Hedge Transactions. However, the counterparties holding the warrants would also have the right to purchase the total convertible number of shares at the current conversion rate at a strike price of $39.56 resulting in value of $253 million that would have been delivered to the counterparties as of June 30, 2023.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of June 30, 2023, we had $1 billion in a committed line of credit under the Senior Credit Facility and $366 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of June 30, 2023, with respect to our Senior Credit Facility, we had $515 million of outstanding borrowings issued to settle a portion of our Convertible Notes and to partially fund a previous acquisition. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $366 million of bilateral and uncommitted lines of credit, we utilized $249 million for letters of credit as of June 30, 2023. The total remaining capacity of these committed and uncommitted lines of credit was approximately $588 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 10. Income Taxes

The effective tax rate was approximately (21)% and 68% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate for the six months ended June 30, 2023 as compared to the U.S. statutory rate of 21%, was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash settlement method election and convertible notes repurchase discussed in Note 18. The effective tax rate for the six months ended June 30, 2022 was primarily impacted by the non-deductibility of losses incurred with respect to the settlement of outstanding matters related to the Ichthys LNG project to which KBR is a JV partner.

The valuation allowance for deferred tax assets as of June 30, 2023 and December 31, 2022 was $215 million and $217 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $381 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $757 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $88 million and $92 million, respectively.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $45 million as of June 30, 2023 and $61 million as of December 31, 2022, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. KBR filed its response on February 2, 2023. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. On March 22, 2023, both parties presented oral arguments in the Eastern District of Virginia Federal District Court. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR seeks to confirm the net award of $16 million in KBR’s favor plus post judgment interest. FKTC seeks to offset amounts awarded to KBR with amounts FKTC claims it is owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagrees with FKTC’s interest claim and calculation. A briefing schedule on this issue is expected to be issued by the Court. In addition, in March 2022, FKTC filed a new civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts are accrued as of June 30, 2023.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment. In October 2014, the DOJ declined to intervene and the case was partially unsealed. KBR and the relators filed various motions including a motion to dismiss by KBR, which was denied. Fact discovery and expert reports were completed. We also filed a motion for summary judgment and motions to exclude relators' experts. At the request of the parties, the court ordered a 90-day stay of the proceedings on December 28, 2022, which was later extended several times. Although we believe the allegations of fraud by the relators are without merit, we participated in mediation and discussions with the relators while continuing to prepare for trial. Any proposed framework for resolving the litigation required agreements on damages and attorneys' fees as well as necessary determinations by the Department of the Army and approval by the DOJ. On June 30, 2023, KBR executed a settlement agreement with the relators and the Department of Justice. Under the terms of the settlement, KBR denies any liability or wrongful conduct. Pursuant to the settlement, KBR paid $109 million, of which $57 million was in restitution damages, and $35 million to the relators as attorney’s fees. Payment of the settlement was made on July 10, 2023 and KBR took the associated charge of $144 million during the quarter ended June 30, 2023.

Note 13. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income (loss) adjustments before reclassifications	39	—	20	59
Amounts reclassified from AOCL	—	1	(8)	(7)
Net other comprehensive income (loss)	39	1	12	52
Balance at June 30, 2023	$(313)	$(567)	$50	$(830)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income (loss) adjustments before reclassifications	(53)	—	23	(30)
Amounts reclassified from AOCL	—	10	5	15
Net other comprehensive income (loss)	(53)	10	28	(15)
Balance at June 30, 2022	$(349)	$(571)	$24	$(896)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended June 30,
Dollars in millions	2023	2022	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of actuarial loss (a)	$2	$(13)	See (a) below
Tax benefit	(3)	3	Provision for income taxes
Net pension and post-retirement benefits	$(1)	$(10)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$10	$(6)	Other non-operating expense
Tax benefit (expense)	(2)	1	Provision for income taxes
Net changes in fair value of derivatives	$8	$(5)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 8 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 14. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On October 18, 2022, the Board of Directors authorized an increase to the total authorization level to $500 million. As of June 30, 2023, $326 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $500 million authorized share repurchase program	1,287,358	$58.24	$75	2,222,293	$56.23	$125
Withhold to cover shares	11,365	$59.49	1	214,598	$53.93	$12
Total	1,298,723	$58.25	$76	2,436,891	$56.03	$137

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $350 million authorized share repurchase program	823,333	$48.56	$40	1,342,665	$48.39	$65
Withhold to cover shares	11,584	$45.31	1	182,523	$48.48	$9
Total	834,917	$48.51	$41	1,525,188	$48.40	$74

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Shares in millions	2023	2022	2023	2022
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$(351)	$94	$(265)	$23
Less earnings allocable to participating securities	$—	$—	$—	$—
Basic net income (loss) attributable to KBR	$(351)	$94	$(265)	$23
Reversal of Convertible Debt interest expense	—	1	$—	3
Diluted net income (loss) attributable to KBR (a)	$(351)	$95	$(265)	$26

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	135	139	136	139
Convertible Debt	—	14	—	14
Warrants	—	3	—	3
Diluted weighted average common shares outstanding	135	156	136	156

Net income (loss) attributable to KBR per share:
Basic	$(2.60)	$0.68	$(1.95)	$0.17
Diluted	$(2.60)	$0.61	$(1.95)	$0.17

Due to our net loss position for both the three and six months ended June 30, 2023, our basic net loss per share and diluted net loss share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

We apply the if-converted method to our Convertible Debt when calculating diluted income (loss) per share until the date of election of cash as the settlement method. Under the if-converted method, the principal amount and any conversion spread of the Convertible Debt, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period and net income (loss) attributable to KBR is adjusted to reverse the effect of any interest expense associated with the Convertible Debt.

For the three months ended June 30, 2023, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 2.0 million related to the Convertible Debt, 12.6 million related to the Warrant Transactions and 1.5 million related to our stock options and restricted stock awards. For the six months ended June 30, 2023, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 7.9 million related to the Convertible Debt, 13.2 million related to the Warrant Transactions and 1.6 million related to our stock options and restricted stock awards. For the three months ended June 30, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.1 million related to the Warrant Transactions and 0.5 million related to our stock options and restricted stock awards. For the six months ended June 30, 2022, the diluted income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.2 million related to the Warrant Transactions and 0.5 million related to our stock options and restricted stock awards.

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

The fair value of our note hedge derivative asset and embedded derivative liability are included in other current assets and other current liabilities on our condensed consolidated balance sheets at June 30, 2023, and December 31, 2022. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

		June 30, 2023		December 31, 2022
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Note Hedge Derivative Asset	Level 2	$398	398	—	—
Liabilities (including current maturities):
Term Loan A	Level 2	$401	$401	$398	$398
Term Loan B	Level 2	503	504	506	511
Convertible Notes and conversion option	Level 2	648	645	350	731
Senior Notes	Level 2	250	230	250	220
Senior Credit Facility	Level 2	515	515	260	260

The carrying value of the debt instruments listed above exclude debt issuance costs for the respective instrument. See Note 9 "Debt and Other Credit Facilities" for the debt issuance costs of these instruments and further discussion of our term loans, Convertibles Notes, Senior Notes and Revolver. The increase in carrying value of the Convertible Notes and conversion option is due to the bifurcation of the Convertible Notes' conversion option in April 2023. See Note 18 "Cash Election and Repurchase of Convertible Notes" for additional information regarding this bifurcation.

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

As of June 30, 2023, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $46 million, all of which had durations of 18 days or less. We also had approximately $5 million (gross notional value) of cash flow hedges which had durations of 11 months or less. The cash flow hedges are primarily related to the British Pound.

The fair value of our balance sheet hedges and cash flow hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at June 30, 2023, and December 31, 2022. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in millions	2023	2022	2023	2022
Balance Sheet Hedges - Fair Value	$1	$5	$1	$5
Balance Sheet Position - Remeasurement	(2)	(1)	(4)	(1)
Net gain (loss)	$(1)	$4	$(3)	$4

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the six months ended June 30, 2023, we amended all of our existing interest rate swap agreements to term SOFR effective March 2023. We elected to apply the optional expedient in ASC 848 in connection with transitioning our interest rate swaps from LIBOR to term SOFR that allowed the amended swaps to be considered as a continuation of the existing hedges. As a result, the reference rate transition did not have an impact on our hedge accounting or a material impact to our condensed consolidated financial statements. Additionally, in March 2023, we entered into additional USD and GBP denominated interest rate swap agreements.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at June 30, 2023	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps (a)	$250	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£118	3.81%	Term SONIA	Monthly through November 2026

(a)Effective November 2023, the notional value will increase to $350 million through maturity in January 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at June 30, 2023 was a $61 million asset, of which $28 million is included in other current assets and $33 million is included in other assets. The unrealized net gain on these interest rate swaps was $61 million and is included in AOCL as of June 30, 2023. The fair value of the interest rate swaps at December 31, 2022, was a $48 million net asset, of which $19 million is included in other current assets and $29 million is included in other assets. The unrealized net gains on these interest rate swaps was $48 million and is included in AOCL as of December 31, 2022.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the six months ended June 30, 2023, the Company has derecognized $1,550 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,521 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Six Months Ended
Dollars in millions	June 30, 2023	June 30, 2022
Beginning balance	$134	481
Sale of receivables	1,550	1,782
Settlement of receivables	(1,497)	(2,141)
Outstanding balances sold to financial institutions	$187	$122

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

In June 2022, we entered into an agreement to invest an additional £80 million in Mura Technology ("Mura"). Funding occurred in two tranches with the first payment made in June 2022 and the second payment made in April 2023, increasing KBR's aggregate investment in Mura to approximately 17%. The additional payment in 2023 increased the carrying value of our investment to $128 million at June 30, 2023. The carrying value of our investment was $83 million at December 31, 2022.

Note 17. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debts and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Subsequently in March 2021, the Financial Conduct Authority announced some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will continue to be published until June 30, 2023. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the SOFR for USD LIBOR. All of our debt instruments that referenced LIBOR base rates have been amended to utilize alternative reference rates. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which will govern our derivatives upon the final termination of USD LIBOR index benchmark. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that are completed by December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. We elected to apply the optional expedient in ASC 848 in connection with transitioning our interest rate swaps from LIBOR to term SOFR that allowed the amended swaps to be considered as a continuation of the existing hedges. As a result, the reference rate transition did not have an impact on our hedge accounting or a material impact to our condensed consolidated financial statements. Additionally, the transition of our Senior Credit Facility from LIBOR to an alternate reference rate, did not have a significant impact to our financial results, financial position or cash flows as we elected to apply the optional expedients.

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

Note 18. Cash Election and Repurchase of Convertible Notes

Cash Election for Convertible Notes. Upon issuance of the Convertible Notes, we had the right to elect to settle the Convertible Notes in cash, shares of our common stock or a combination of cash and shares of our common stock. As a result, our conversion option qualified for the equity scope exception under ASC 815 Derivatives and Hedging (“ASC 815”) that does not require the conversion option to be accounted for as a separate instrument. The Note Hedge Transactions and Warrant Transactions also qualified for the equity scope exception under ASC 815.

In April 2023, we elected cash as the settlement method to settle the principal and any excess value upon early conversion or maturity of the Convertible Notes and Note Hedge. Upon that election, both instruments no longer qualified for the equity scope exception under ASC 815. The conversion option of the Convertible Notes was deemed to be embedded, which required bifurcation from the host contract, and the Note Hedge was reclassified to a freestanding derivative instrument.

Upon bifurcation of the Convertible Notes' conversion option, we recorded an embedded derivative liability at fair value of $454 million, a debt discount of $350 million reducing the carrying value of our Convertible Notes to zero, and a $104 million loss. Upon reclassification of the Note Hedge, we recorded a derivative asset of $454 million at fair value, with an offset of $454 million to PIC. Any changes related to the fair value of the derivative asset will be directly offset by the change in fair value of the embedded derivative liability. The fair value of the derivative asset and embedded derivative liability at June 30, 2023 was $398 million.

We have recorded $128 million of accretion through the second quarter of 2023 and accelerated the accretion of $69 million as a loss on debt extinguishment associated with the repurchase of $100 million of Convertible Senior Notes in the current quarter. At June 30, 2023, the remaining debt discount of $153 million will be accreted over the remaining term of the Convertible Notes using the straight-line method if held through the maturity date of November 1, 2023.

Convertible Senior Notes Repurchase and Unwind Agreements. On June 1, 2023, we entered into privately-negotiated transactions to repurchase $100 million in principal amount of the outstanding Convertible Notes (the “Convertible Notes repurchase”), using funds borrowed under our Revolver to pay the purchase price. Concurrent with the Convertible Notes repurchase, we entered into agreements with the option counterparties to terminate the corresponding portions of the Note Hedge Transactions and Warrant Transactions (collectively, the "Unwind Agreements"). We paid $250 million related to the Convertible Notes repurchase and received a net amount of $49 million related to the Unwind Agreements.

The portion of warrants settled in cash during the current quarter no longer qualified for the equity scope exception under ASC 815 upon execution of the Unwind Agreements on June 1, 2023. This resulted in the recognition of a derivative liability of $89 million, with an offset of $89 million to PIC. Upon settlement of the Unwind Agreements, we recognized $12 million in loss due to the change in fair value of the derivative liability between the initial recognition date and settlement date. This loss was recorded within "Charges associated with Convertible Notes" on our condensed consolidated statement of operations.

The Convertible Notes repurchase was accounted for as a debt extinguishment under ASC 470 Debt (“ASC 470”). ASC 470 requires the settlement consideration of $250 million to be allocated to both the carrying value of the debt instrument and the embedded derivative liability related to the conversion option. We recognized a loss on extinguishment of debt of $70 million due to the difference between the consideration paid of $250 million and the carrying value of the conversion option’s derivative liability and Convertible Notes, net of debt discount on the date of repurchase.

See below for summary of items related to the cash election and repurchase of Convertible Notes and Note Hedge Transactions on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023.

Three and Six Months Ended June 30,
Dollars in millions	2023
Condensed Consolidated Statement of Operations
Loss on derivative bifurcation	$104
Loss on debt extinguishment	70
Loss on settlement of warrants	12
Accretion of Convertible Notes debt discount	128
Charges associated with Convertible Notes	$314

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

On June 3, 2023, President Biden signed into law the Fiscal Responsibility Act of 2023, which suspends the public debt ceiling limit through January 2, 2025. This law includes provisions that will impact future fiscal year budgets for the United States. Key provisions in this law include statutory caps on discretionary funding in 2024 and 2025 and limits on discretionary funding for the years 2026 through 2029. The 2024 statutory cap on discretionary funding totals $1.6 trillion, which included $886 million for defense spending and $704 million for non-defense spending. The 2024 statutory cap on defense spending does not impact President Biden's proposed fiscal 2024 budget, however the 2024 statutory cap on non-defense spending is 14% lower than President Biden's proposed fiscal 2024 budget. The effect of the non-defense discretionary spending statutory cap on individual programs or KBR cannot be predicted at this time.

President Biden has not provided an amended fiscal 2024 budget after the enactment of the Fiscal Responsibility Act of 2023. Uncertainty continues to exist regarding whether a divided Congress will be able to pass appropriation bills for the fiscal year 2024 which could result in government shutdowns and/or continuing resolutions. Under continuing resolutions, typically partial-year funding at amounts consistent with appropriated levels for the prior fiscal year will be available, subject to certain restrictions, but spending on new programs or initiatives are prohibited. Although we believe DoD programs and fiscal year funding will continue to receive consensus support and would likely receive legislative priority if these scenarios come to fruition, the effect on individual programs or KBR cannot be predicted at this time.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2023, the U.K. government announced its intent to increase its defense budget by £11 billion over the next five years, increasing the defense budget to 2.25% of GDP by 2025. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In May 2023, the Australian government announced that defense spending for the 2023 - 2024 financial year will increase by 5% to AUD 51.0 billion, or approximately 2.00% of GDP.

In 2021, the U.S., U.K. and Australia announced AUKUS, a security pact that will promote a free and open Indo-Pacific through a shared long-term investment to strengthen their combined capabilities and enhance their ability to deter aggression. AUKUS’ first major initiative (Pillar 1) is a joint effort to provide Australia with conventionally armed, nuclear powered submarine ("NPS") capability and strengthen the capacity of the submarine workforce and industrial base. In 2023, these countries announced an arrangement for Australia to acquire a NPS through the AUKUS security pact. This arrangement outlines an approach that will provide Australia with the capability to operate and maintain a NPS before the expected sale of these submarines from the United States to Australia in the early 2030s (subject to Congressional approval). Pillar 2 of this security pact will focus on enabling technologies to maintain a secure and stable trade through the region including undersea technologies, quantum technologies, advanced cyber, artificial intelligence and autonomy, hypersonic research and development, electronic warfare and innovation.

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

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The information below is an analysis of our consolidated results for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended June 30,
			2023 vs. 2022
Dollars in millions	2023	2022	$	%
Revenues	$1,753	$1,616	$137	8%
Cost of revenues	$(1,502)	$(1,415)	$87	6%
Gross profit	$251	$201	$50	25%
Equity in earnings of unconsolidated affiliates	$23	$10	$13	130%
Selling, general and administrative expenses	$(119)	$(105)	$14	13%
Legal settlement of legacy matter	$(144)	$—	$144	n/m
Gain on disposition of assets and investments	$—	$22	$(22)	n/m
Other	$(1)	$(1)	$—	n/m
Operating income	$10	$127	$(117)	(92)%
Interest expense	$(29)	$(21)	$8	38%
Unrealized gain on other investment	$—	$16	$(16)	n/m
Charges associated with Convertible Notes	$(314)	$—	$314	n/m
Other non-operating (expense) income	$(1)	$5	$6	n/m
Income (loss) before income taxes	$(334)	$127	$(461)	n/m
Provision for income taxes	$(16)	$(33)	$(17)	(52)%
Net income (loss)	$(350)	$94	$(444)	n/m
Net income attributable to noncontrolling interests	$1	$—	$1	n/m
Net income (loss) attributable to KBR	$(351)	$94	$(445)	n/m

n/m - not meaningful

Revenues. The increase in overall revenue of $137 million, or 8%, was primarily attributable to revenue growth across our GS business segment and increased revenues in STS primarily from engineering and professional services and technology sales.

Gross profit. The increase in overall gross profit of $50 million, or 25%, was primarily driven by increased profitability in our STS business and, as described above, increased revenues in STS from engineering and professional services and technology sales. Our GS business segment also experienced contract growth in the second quarter of 2023 that resulted in additional increases to gross profit in the current quarter.

Equity in earnings of unconsolidated affiliates. The overall increase in equity in earnings of unconsolidated affiliates was primarily driven by increased services on an LNG project in the second quarter of 2023. Additionally, there were increases in earnings in various joint ventures due to increases in activity in the current quarter within our STS business segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended June 30, 2023 were $14 million higher, a 13% increase compared to the same period in 2022, which was primarily driven by additional expenses incurred to support the growth in both our GS and STS business segments.

Legal settlement of legacy matter. During the three months ended June 30, 2023, we recorded a non-recurring charge of $144 million related to the settlement of a legacy legal matter.

Gain on disposition of assets and investment. The decrease in gain on disposition of assets and investments of $22 million was primarily driven by a gain of $16 million from the sale of our investment interest in three U.K. Road Projects and a gain of $5 million for the sale of a property in our GS business segment during the three months ended June 30, 2022.

Interest expense. The increase in interest expense was primarily driven by an increase in the U.S. federal reserve funds rate from the three months ended June 30, 2022 to the three months ended June 30, 2023. Additionally, increases in outstanding borrowings under our Senior Credit Facility resulted in additional interest expense incurred during the current quarter.

Unrealized gain on other investment. During the three months ended June 30, 2022, we recognized an unrealized gain on other investment related to the appreciation in the fair value of our Mura Technology investment as a result of a revaluation triggered by our incremental investment commitment. We did not record an unrealized gain on other investment during the three months ended June 30, 2023.

Charges associated with Convertible Notes. During the three months ended June 30, 2023, we recognized a loss of $314 million, primarily related to the selection of cash as the settlement method for our Convertible Notes and the repurchase of a portion of our Convertible Notes.

Provision for income taxes. The provision for income taxes for the three months ended June 30, 2023 reflects a (5)% tax rate as compared to a 26% tax rate for the three months ended June 30, 2022. The effective tax rate of (5)% for the three months ended June 30, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and convertible notes repurchase discussed in Note 18. Excluding the tax impact of this adjustment, our tax rate would be 25% for the three months ended June 30, 2023. See Note 10 to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended June 30,
			2023 vs. 2022
Dollars in millions	2023	2022	$	%
Revenues
Government Solutions	$1,352	$1,312	$40	3%
Sustainable Technology Solutions	401	304	$97	32%
Total revenues	$1,753	$1,616	$137	8%

Operating income (loss)
Government Solutions	$(28)	$131	$(159)	(121)%
Sustainable Technology Solutions	77	32	$45	141%
Other	(39)	(36)	$(3)	8%
Total operating income	$10	$127	$(117)	(92)%

Sustainable Technology Solutions

STS revenues increased by $97 million, or 32%, to $401 million in the three months ended June 30, 2023 compared to $304 million in the three months ended June 30, 2022. The increase in revenue is primarily from engineering and professional services and technology sales.

STS operating income increased by $45 million, or 141%, to $77 million in the three months ended June 30, 2023 compared to $32 million in the three months ended June 30, 2022. The increase was primarily driven by items discussed above as well as increased equity in earnings resulting from services on an LNG project.

Government Solutions

GS revenues increased by $40 million, or 3%, to $1.4 billion in the three months ended June 30, 2023 compared to $1.3 billion in the three months ended June 30, 2022. The increase was primarily driven by contract growth across our GS business segment.

GS operating income (loss) decreased by $159 million, or 121%, to $(28) million in the three months ended June 30, 2023 compared to $131 million in the three months ended June 30, 2022. The decrease was primarily driven by the non-recurring $144 million charge recorded in the second quarter of 2023 related to the settlement of a legacy legal matter. Additionally, operating income decreased $22 million primarily due to the sale of our investment interest in three U.K. Road Projects recognized in the prior year that did not recur. These decreases were partially offset by the increases in revenue across our GS business segment.

Other

Other operating income remained materially consistent for each of the three months ended June 30, 2023 and June 30, 2022.

Results of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The information below is an analysis of our consolidated results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Six Months Ended June 30,
			2023 vs. 2022
Dollars in millions	2023	2022	$	%
Revenues	$3,456	$3,330	$126	4%
Cost of revenues	$(2,960)	$(2,933)	$27	1%
Gross profit	$496	$397	$99	25%
Equity in earnings (losses) of unconsolidated affiliates	$46	$(108)	$154	n/m
Selling, general and administrative expenses	$(243)	$(212)	$31	15%
Legal settlement of legacy matter	$(144)	$—	$144	n/m
Gain on disposition of assets and investments	$—	$22	$(22)	n/m
Other	$(1)	$(3)	$(2)	n/m
Operating income	$154	$96	$58	60%
Interest expense	$(55)	$(41)	$14	34%
Unrealized gain on other investment	$—	$16	$(16)	n/m
Charges associated with Convertible Notes	$(314)	$—	$314	n/m
Other non-operating (expense) income	$(3)	$5	$8	n/m
Income (loss) before income taxes	$(218)	$76	$(294)	n/m
Provision for income taxes	$(46)	$(52)	$(6)	(12)%
Net income (loss)	$(264)	$24	$(288)	n/m
Net income attributable to noncontrolling interests	$1	$1	$—	—%
Net income (loss) attributable to KBR	$(265)	$23	$(288)	n/m

n/m - not meaningful

Revenues. The increase in overall revenue of $126 million, or 4%, to $3.5 billion for the six months ended June 30, 2023 is primarily attributed to contract growth across our GS business and increased revenues from technology sales and engineering and professional services in our STS business. Additionally, there was increased activity to support exercises, training and other activities within the European Command. These increases in revenue are offset by approximately $305 million of revenue recognized during the six months ended June 30, 2022 from contingency work associated with the OAW program that was wound down and substantially completed in early 2022 and decreases in revenue due to the ramp down of construction work for the Aspire program.

Gross profit. The increase in overall gross profit of $99 million, or 25%, was primarily driven by items increasing revenues discussed above, favorable STS licensing mix and resolutions on various legacy matters in the current year. These increases were offset by reduced volume from contingency work associated with the OAW program.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates increased by $154 million to $46 million in earnings for the six months ended June 30, 2023, compared to $108 million in losses for the six months ended June 30, 2022. During the six months ended June 30, 2022, a non-cash charge in the amount of $137 million was recorded associated with the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant for the Ichthys LNG Project that did not recur in the first half of 2023. Additionally, the increase is attributed to equity in earnings from services on an LNG project that commenced in the second quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses in the six months ended June 30, 2023 were $31 million higher than the same period in 2022, which was primarily driven by growth in the core business, favorable settlements and credits received in the first quarter of 2022 that did not recur in 2023 and incremental expenses from our International business in Government Solutions and growth from our STS business segment.

Legal settlement of legacy matter. During the six months ended June 30, 2023, we recorded a non-recurring charge of $144 million related to the settlement of a legacy legal matter.

Gain on disposition of assets and investment. The decrease in gain on disposition of assets and investments of $22 million was primarily driven by a gain of $16 million from the sale of our investment interest in three U.K. Road Projects and a gain of $5 million for the sale of a property in our GS business during the six months ended June 30, 2022. No similar gains on the disposition of assets and investments were recognized in the six months ended June 30, 2023.

Interest expense. The increase in interest expense was primarily driven by continued increases in the U.S. federal reserve funds rate throughout 2022 and into 2023. Additionally, increases in outstanding borrowings under our Senior Credit Facility resulted in additional interest expense incurred during the six months ended June 30, 2023.

Unrealized gain on other investment. During the six months ended June 30, 2022, we recognized an unrealized gain on other investment related to the appreciation in the fair value of our Mura Technology investment as a result of a revaluation triggered by our incremental investment commitment. We did not record a gain on unrealized gain on other investment during the six months ended June 30, 2023.

Charges associated with Convertible Notes. During the six months ended June 30, 2023, we recognized a loss of $314 million, primarily related to the selection of cash as the settlement method for our Convertible Notes and the repurchase of a portion of our Convertible Notes.

Provision for income taxes. The provision for income taxes for the six months ended June 30, 2023 reflects a (21)% tax rate as compared to a 68% tax rate for the six months ended June 30, 2022. The effective tax rate of (21)%, as compared to the U.S. statutory rate of 21%, for the six months ended June 30, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and convertible notes repurchase discussed in Note 18. The effective tax rate of 68% for the six months ended June 30, 2022 was primarily driven by the non-deductibility of losses incurred with respect to the settlement of outstanding matters related to the Ichthys LNG project to which KBR is a JV partner. Excluding the tax impact of these items, our tax rate would be 25% for the six months ended June 30, 2023 and June 30, 2022. See Note 10 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Six Months Ended June 30,
			2023 vs. 2022
Dollars in millions	2023	2022	$	%
Revenues
Government Solutions	$2,680	$2,771	$(91)	(3)%
Sustainable Technology Solutions	776	559	217	39%
Total revenues	$3,456	$3,330	$126	4%

Operating income (loss)
Government Solutions	$74	$247	$(173)	(70)%
Sustainable Technology Solutions	159	(74)	$233	n/m
Other	(79)	(77)	$(2)	(3)%
Operating income	$154	$96	$58	60%

Sustainable Technology Solutions

STS revenues increased by $217 million to $776 million for the six months ended June 30, 2023, compared to $559 million for the six months ended June 30, 2022. This increase is primarily driven by increased revenues from technology sales and engineering and professional services.

STS operating income increased by $233 million, to $159 million in operating income for the six months ended June 30, 2023, compared to $74 million in operating loss for the six months ended June 30, 2022. The increase is primarily attributed to a decrease in equity in losses related to the Ichthys LNG project. During the six months ended June 30, 2022, a non-cash charge in the amount of $137 million was recorded for the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant that did not recur during the six months ended June 30, 2023. Additionally, the increase is related to increased technology sales and engineering and professional services, increased equity in earnings from services on an LNG project, a favorable resolution on a legacy matter in the first half of 2023 and a non-cash impact in the first half of 2022 that did not recur in 2023 related to our continued efforts to wind down operations in Russia.

Government Solutions

GS revenues decreased by $91 million, or 3%, to approximately $2.68 billion for the six months ended June 30, 2023, compared to approximately $2.77 billion for the six months ended June 30, 2022. The decrease was primarily attributable to approximately $305 million of revenue recognized during the six months ended June 30, 2022 from contingency work associated with the OAW program that was wound down and substantially completed in early 2022. Additionally, this decrease is attributed to the ramp down of construction work for the Aspire program. These decreases were partially offset by increased activity to support exercises, training and other activities within the European Command and continued contract growth across our GS business segment.

GS operating income decreased by $173 million, or 70%, to $74 million for the six months ended June 30, 2023, compared to $247 million for the six months ended June 30, 2022. The decrease was primarily driven by the non-recurring $144 million charge recorded in the second quarter of 2023 related to the settlement of a legacy legal matter. Additionally, operating income decreased $22 million primarily due to the sale of our investment interest in three U.K. Road Projects recognized in the prior year that did not recur, partially offset by a favorable resolution of a legacy legal matter.

Other

Other operating loss remained materially consistent for each of six months ended June 30, 2023 and 2022.

Backlog of Unfilled Orders

Backlog generally represents the dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by our unconsolidated joint ventures. We generally include total expected revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate over the contract period due to the release of contracted work in phases by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the expected value of our services in backlog.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $4.9 billion at June 30, 2023, and $3.9 billion at December 31, 2022.

As a result of U.S. Transportation Command lifting the stop work order on the HomeSafe contract in November 2022, we have booked $54 million and $39 million in backlog as of June 30, 2023 and December 31, 2022 for our transition work. Additionally, during the six months ended June 30, 2023, we booked $0.9 billion for our proportionate share of KZJV's backlog and for KBR services to be provided to KZJV as a result of receiving a full notice to proceed with Phase 2 of the Plaquemines LNG project.

The following table summarizes our backlog by business segment as of June 30, 2023, and December 31, 2022, respectively:

	June 30,	December 31,
Dollars in millions	2023	2022
Government Solutions	$11,823	$11,543
Sustainable Technology Solutions	5,060	4,012
Total backlog	$16,883	$15,555

We estimate that as of June 30, 2023, 34% of our backlog will be executed within one year. Of this amount, 79% will be recognized in revenues on our condensed consolidated statement of operations and 21% will be recorded by our unconsolidated joint ventures. As of June 30, 2023, $124 million of our backlog relates to active contracts that are in a loss position.

As of June 30, 2023, 9% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 39% was attributable to cost-reimbursable contracts and 13% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 30, 2023, $8.9 billion of our GS backlog was currently funded by our customers.

As of June 30, 2023, we had approximately $4.2 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $16.9 billion and the remaining performance obligations as defined by ASC 606 of $11.5 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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
As discussed in Note 9 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we entered into Amendment No. 9 on June 6, 2023, under our existing credit agreement, dated as of April 25, 2018, as amended ("Credit Agreement"), consisting of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B") ("Senior Credit Facility"). Amendment No. 9 replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for Term Loan B. On July 26, 2023, we entered into Amendment No. 10 to our existing Credit Agreement, to provide for an additional $200 million loan tranche under Term Loan A. On July 26, 2023, we borrowed the full $200 million principal amount available under this additional loan and used the proceeds to partially repay outstanding amounts of principal and accrued interest under the Revolver. Term Loan A and the Revolver mature in November 2026 and Term Loan B matures in February 2027.

We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of June 30, 2023, we were in compliance with all financial covenants related to our debt agreements.

Cash and cash equivalents totaled $539 million at June 30, 2023, and $389 million at December 31, 2022, and consisted of the following:

	June 30,	December 31,
Dollars in millions	2023	2022
Domestic U.S. cash	$179	$27
International cash	239	255
Joint venture and Aspire Defence project cash	121	107
Total	$539	$389
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

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future non-U.S. cash needs as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions, joint ventures and other business partnerships around the world, including whether foreign earnings are permanently reinvested. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $7 million.

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

As of June 30, 2023, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
Dollars in millions	2023	2022
Cash flows provided by operating activities	$288	$214
Cash flows provided by (used in) investing activities	(21)	169
Cash flows used in financing activities	(126)	(215)
Effect of exchange rate changes on cash	9	(22)
Increase in cash and cash equivalents	$150	$146

Operating Activities. Cash provided by operations totaled $288 million and $214 million for the six months ended June 30, 2023 and 2022, respectively, as compared to net loss of $264 million and net income of $24 million for the six months ended June 30, 2023 and 2022, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Specifically, the increase in operating cash flows for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily attributed to changes in the components of our working capital.

Investing Activities. Cash used in investing activities totaled $21 million for the six months ended June 30, 2023 and was primarily related to the second payment for an additional investment of $39 million in Mura Technology and capital expenditures of $38 million. This was offset by a return of investment of approximately $61 million from JKC resulting from the receipt of the second payment from the Subcontractor Settlement Agreement. See Note 7 "Equity Method Investments and Variable Interest Entities" for further details.

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

Financing Activities. Cash used in financing activities totaled $126 million for the six months ended June 30, 2023 and was primarily due to a net cash outflow of $201 million to repurchase a portion of our outstanding Convertible Notes, corresponding Note Hedge and outstanding warrants. Cash used in financing activities also included $35 million of dividend payments to common shareholders, $125 million for the repurchase of common stock under our share repurchase program, $12 million for the repurchase of common stock under our "withheld to cover" program, $75 million in payments on our revolving credit facility and $8 million of principal payments related to our Senior Credit Facility. These decreases were partially offset by $330 million in borrowings related to our revolving credit facility. See Note 9 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

Future uses of cash. We believe that future uses of cash include working capital requirements, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings, share repurchases, legal settlements of our currently outstanding legacy legal matters and other legal proceedings, and strategic investments including acquisitions, joint ventures and other business partnerships. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under leases and various other obligations, including potential litigation payments, as they arise.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $75 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of June 30, 2023) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the six months ended June 30, 2023 was $5 million for our defined benefit plan in the U.K. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 29, 2023. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($41 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

Convertible Senior Notes
On November 15, 2018, we issued and sold $350 million of our Convertible Notes pursuant to an indenture between us and Citibank, N.A., as trustee. On June 1, 2023, we entered into a privately-negotiated Convertible Notes repurchase transaction with funds from our Senior Credit Facility. The Convertible Notes mature on November 1, 2023 and, as such, are classified as current liabilities on our condensed consolidated balance sheets as of June 30, 2023. In April 2023, we elected cash as the settlement method to settle the principal and any excess value upon early conversion or maturity of the Convertible Notes.

Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated Note Hedge Transactions and Warrant Transactions with the option counterparties. These transactions represent a call spread overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. Concurrent with the Convertible Notes repurchase, we entered into Unwind Agreements with the option counterparties to terminate the corresponding portions of the Note Hedge Transactions and Warrant Transactions. In addition, the Company has amended the warrant transaction agreements with each of the option counterparties to provide that the Company may, at its option, elect cash settlement.

As of June 30, 2023, the if-converted value of the Convertible Notes based on the closing share price exceeded the remaining $250 million principal amount by approximately $395 million. The incremental value over the principal amount would be fully offset by the cash delivered from the Note Hedge Transactions. However, the counterparties holding the warrants would have the right to purchase the total convertible number of shares at the current conversion rate at a strike price of $39.56 resulting in value of $253 million that would have been delivered to the counterparties as of June 30, 2023.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of June 30, 2023, we had no material guarantees of the work or obligations of third parties recorded.

As of June 30, 2023, we had $1 billion in a committed line of credit on the Revolver under our Senior Credit Facility and $366 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of June 30, 2023, with respect to our Revolver, we had $515 million of outstanding borrowings issued to settle a portion of our Convertible Notes and to partially fund a previous acquisition. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $366 million of bilateral and uncommitted lines of credit, we utilized $249 million for letters of credit as of June 30, 2023. The total remaining capacity of these committed and uncommitted lines of credit was approximately $588 million. Information relating to our letters of credit is described in Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $3 million and a net gain of $4 million for the six months ended June 30, 2023 and June 30, 2022, respectively, in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of June 30, 2023. Information relating to fair value measurements is described in Note 16 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $515 million of borrowings issued under the Revolver to settle a portion of our Convertible Notes and to partially fund a previous acquisition as of June 30, 2023. Additionally, we had $904 million outstanding under the term loan portions of the Senior Credit Facility as of June 30, 2023. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 9 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the six months ended June 30, 2023, we amended all of our existing interest rate swap agreements to term SOFR effective March 2023. In March 2023, we entered into additional USD denominated interest rate swap agreements with a notional value of $205 million effective April 2023 and expiring January 2027. We will receive SOFR and pay a fixed rate of 3.61%. We also entered into GBP denominated amortizing swaps with an initial notional value of £118 million that are effective April 2023 and expire in November 2026. We will receive SONIA and pay a fixed rate of 3.81% for the term of the swaps. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at June 30, 2023 was a $61 million asset, of which $28 million is included in other current assets and $33 million is included in other assets. Information relating to our portfolio of interest rate swaps is described in Note 16 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At June 30, 2023, we had fixed rate debt aggregating $1.5 billion and variable rate debt aggregating $414 million, after taking into account the effects of the interest rate swaps that we entered into during 2023. Our weighted average interest rate net of the impact from our swap agreements for the six months ended June 30, 2023 was 4.91%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of June 30, 2023.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the second quarter of 2023, we substantially completed the implementation of the ERP system for our Corporate business. There were no other changes in our internal control reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. On October 18, 2022, the Board of Directors authorized an increase to the total authorization level to $500 million. As of June 30, 2023, $326 million remains available for repurchase under this authorization. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended June 30, 2023 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2023	505,122	$56.30	505,122	$372,753,627
May 1 - 31, 2023	597,762	$58.66	587,178	$338,313,976
June 1 - 30, 2023	195,839	$62.04	195,058	$326,215,513
Total	1,298,723	—	1,287,358	$326,215,513

(1)Included within the shares repurchased herein are 11,365 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $59.49 per share.

Item 5. Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
*10.1	Warrant Amendment Agreement, dated June 1, 2023, between KBR, Inc. and Bank of America, N.A.

*10.2	Warrant Amendment Agreement, dated June 1, 2023, between KBR, Inc. and BNP Paribas.

*10.3	Warrant Amendment Agreement, dated June 1, 2023, between KBR, Inc. and Citibank, N.A.

10.4
Amendment No. 9 to the Credit Agreement, dated as of June 6, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed June 8, 2023; File No. 001-33146).

*10.5
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto.

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

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: July 27, 2023                      Dated: July 27, 2023