Form 10-K
period 2023-12-29
KBR, INC.
filed 2024-02-20
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 29, 2023
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

The aggregate market value of the voting stock held by non-affiliates on June 30, 2023 was approximately $8.7 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $65.06.

As of January 26, 2024, there were 135,071,541 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BRIS	Brown & Root Industrial Services Joint Venture
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
DOJ	U.S. Department of Justice
EAC	Estimate at completion
EBITDA	Earnings before interest, taxes, depreciation and amortization
ERGs	Employee Resource Groups
ESPP	Employee Stock Purchase Plan
EVP	Employee Value Proposition
Exchange Act	Securities Exchange Act of 1934, as amended
E.U.	European Union
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GS	Government Solutions
HETs	Heavy equipment transporters
HR	Human Resources
I&D	Inclusion & Diversity
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MoD	Ministry of Defence
NCI	Noncontrolling interests
NYSE	The New York Stock Exchange
OAW	Operation Allies Welcome
PCAOB	Public Company Accounting Oversight Board
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par

Acronym	Definition
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
Tax Act	Tax Cuts and Jobs Act
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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

Risks Related to Operations of Our Business

•Any loss, cancellation or delay in one or more projects by our significant customers in the future could negatively affect our financial performance.
•Our results of operations and cash flows depend on the award of new contracts and the timing of the performance of existing contracts.
•Ongoing international conflicts, and other geopolitical conditions, may adversely affect our business and results of operations.
•Global pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our future results of operations and financial performance.
•If we are unable to enforce our intellectual property rights, our competitive position could be adversely impacted.
•We may not properly leverage or appropriately invest in technology advancements, which could result in the potential loss of market share and profits.
•If we are unable to attract and retain senior management and key technical professionals with elite skills and appropriate government qualifications, our ability to pursue and compete for projects to grow our business may be adversely affected.
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
•Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.
•The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
•Heightened competition could impact our ability to obtain contracts which could reduce our market share and profits.
•Our U.S. government contract work is regularly reviewed and audited and these reviews can lead to withholding or delay of payments to us and other remedies against us.
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
•We may be required to contribute additional cash to meet any unfunded benefit obligations associated with defined benefit plans we manage.
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

Our Business

Our people leverage dynamic teams that combine deep mission understanding, market-leading technical expertise and an unwavering operational focus to deliver solutions to solve our clients’ most complex issues. In 2023, KBR’s operating model continued to shift toward agile, technology-driven, solutions-oriented delivery and was streamlined to increase strategic focus to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth with favorable cash conversion.

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
◦Employee base that includes individuals with high-level security clearance.

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

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 80 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
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

Revenues and percentage of consolidated revenues from major customers:
	Years ended,
	December 29,		December 31,		December 31,
Dollars in millions	2023		2022		2021
U.S. government	$4,000	58%	$4,034	61%	$5,122	70%
U.K. government	$634	9%	$584	9%	$508	7%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other reputable industry participants to capitalize on the strengths of each party, provide greater flexibility in delivering our services based on expertise, cost and geographical efficiency, increase the number of opportunities that can be pursued, reduce exposure and diversify risk. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of December 29, 2023.

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

Additional information relating to our joint ventures is described in Part II of this Annual Report on Form 10-K in Note 9 to our consolidated financial statements.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on awarded contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize as a result of backlog were $17.3 billion and $15.6 billion as of December 29, 2023 and December 31, 2022, respectively, with approximately 24% and 25%, respectively, related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate as of December 29, 2023, 30% of our backlog will be recognized as revenues or equity in earnings of unconsolidated affiliates within fiscal year 2024. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

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

Under fixed-price contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Fixed-price contracts entail risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Additionally, unit-rate contracts are essentially fixed-price contracts with the only variable being units of work to be performed. Further, our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Fixed-price contracts are typically subject to change orders if the scope of work changes or unforeseen conditions arise resulting in adjustments to the fixed price. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of global sources. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement function seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at low prices and ideal delivery schedules. While political and economic conditions and regional conflict and war have resulted in significant supply chain disruptions and inflation globally and within the United States that are still ongoing, we have not experienced, and do not anticipate experiencing, any significant procurement difficulties, as we purchase our required materials and equipment from a variety of sources. However, a number of factors that we may not be able to predict or control could result in increased costs for materials as well as global trade relationships, regional conflict and wars and other general market and political conditions. These potential increased costs could reduce profitability on our contracts, particularly those that are fixed price. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

Intellectual Property

The use of intellectual property generally benefits our STS business segment. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a variety of petrochemicals and in the areas of olefins, refining, fertilizers, coal gasification, semi-submersibles and specialty chemicals. We also license a variety of technologies for the transformation of raw materials into commodity chemicals such as phenol which is used in the production of consumer end products. In addition, we are a licensor of ammonia process technologies used in the conversion of natural gas to ammonia with a fully developed, proprietary, end-to-end green ammonia solution K-GreeNTM. We are the exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical steam to convert a wide range of single-use and other plastics into commercial raw materials used to produce new plastics. In 2023, we launched our Sustainable Aviation Fuel technology to extend our decarbonization efforts into the aviation sector. We also offer technologies for crystallization and evaporation, concentration and purification of strong inorganic acids. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enables our sustainability strategy and enhances our margins.

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

Additional information relating to environmental regulations is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Note 13 to our consolidated financial statements.

Human Capital Management

Every day, the people of KBR help solve some of the world’s most challenging scientific, technological and engineering problems. From our promising new interns to world-renowned experts, this diverse Team of Teams delivers for our customers, so in turn, we put them first. At the end of 2023, we employed approximately 34,000 people performing diverse, complex and mission critical roles in over 30 countries. In addition, our unconsolidated joint ventures employ approximately 9,000 employees.

Our Employee Value Proposition ("EVP") is the unique set of experiences and offerings that help differentiate KBR from other competitors for our employees’ time and talents and describes in practical terms how we put our people first.

Purpose & Values

At the center of our EVP is Purpose, because at KBR, we do work that matters, helping to solve the great challenges of our time while striving to create a better, safer, more sustainable world. Our vision is to bring together the best and brightest employees to deliver technology and solutions that help our customers accomplish their most critical missions and objectives, and this important work enables us to attract and retain some of the world’s best talent, who thrive in this purposeful environment.

Our Values unite us across our diverse global cultures, guiding our behavior and decision making throughout KBR. We have embedded our values in our business processes, established them as a foundation for our learning and development activities and regularly celebrate employees who epitomize our values-led behavior. Our employees have told us that their experience is aligned to our values even in the ‘new normal’ of a hybrid and flexible working environment.

While our One KBR Values unite us, as a global business operating in distinct markets and environments, we recognize and respect that our cultures are different. Acknowledging this diversity, our sustainability culture weaves a golden thread through KBR. Our employees take enormous pride in being part of an organization with a philosophical, practical and proven commitment to Zero Harm.

Health and Safety

We are subject to numerous worker health and safety laws and regulations. Our commitment to the health and safety of each employee as well as anyone we work with is the foundation of our Zero Harm culture. We know that our employees’ willingness to implement each commitment into their daily work tasks is vital to our operations and has contributed to our strong safety performance among our customers, partners and peers.

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

We believe that KBR has provided the tools and processes our people need to achieve the mindset of 24/7 Zero Harm. One process known as the Courage to Care Conversation is instrumental in developing a continual awareness of unsafe acts through observation, intervention and conversation. A web-application to log conversations was created in-house and is available to all KBR employees. The goal of the Courage to Care Conversation is to continuously evaluate the work environment and to focus on people and their actions.

Thanks to our people's commitment to our Zero Harm culture, we recorded another consecutive year of industry-leading HSSE performance, with a total recordable incident rate of 0.067.

Our Journey to Zero Harm has allowed us to create a company culture where safe execution is non-negotiable and people take responsibility and accountability. When it comes to safety, we strive for one number: Zero.

Ethics and Compliance

KBR's ethics and our Code of Business Conduct (the “Code”) are rooted in our values and provide the standards and support to help us successfully navigate issues, make the right decisions, and conduct our business with the integrity that reflects our heritage and ethical reputation. Additionally, our Code is essential to how we as a Team of Teams interact with the world around us and to our success.

We believe that an ethical culture, where employees are treated fairly, respectfully and without favoritism, is key to employee satisfaction and retention. We promote a speak-up culture where employees are comfortable with making reports of possible unethical behavior and workplace issues. The Business Integrity Team has implemented a Question Manager as part of our Ethics Hotline for employees to receive advice, confidentially or anonymously, on ethical or other inquiries. Employees speaking up and reporting issues enable us to address and remediate these issues early and effectively while instilling confidence that employee concerns are heard and addressed. The recent People Perspective Survey indicates that a majority of our employees feel safe to report misconduct and reflects our dedication to an ethical culture.

Retaliation undermines a speak-up culture and is not tolerated. Our Code sets forth our anti-retaliation commitment, which is reinforced in our communications and our annual Ethics training. To further convey to the workforce that reports of unethical behavior are investigated and remediated, the Ethics training incorporates examples of past misconduct incidents.

Career

As well as providing meaningful work from Day 1, our employees and job applicants are attracted to KBR because of the opportunity to develop personally and reach their full potential. Providing the opportunity to ‘Grow’ at KBR is a key component in our EVP. We have a good reputation among our employees for providing growth opportunities and have continued to focus on enhancing these growth prospects in a number of ways throughout 2023 with the introduction of internal career fairs and expansion of global career opportunities. In addition, we invest in training our employees across a range of topics that align with and enhance our values, including programs that focus on leadership, I&D, ethics and technical development.

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

Leadership

Our flagship leadership program, the Global Leadership Development Program, is designed to expand the capabilities of future executives. As well as developing strategic thinking through research projects ranging from sustainability investments to digital supply chain solutions, these leaders attended intense learning events focused on executive skills and leading courageously and with integrity. We also strengthen our future leadership by running regular Manager Excellence Programs, and in 2023, we launched our Front Line Leaders Program globally, to support employees newly transitioning into these critical roles.

Talent Development & Succession Planning

In 2023, we continued to expand the scope of our Talent Calibration conversations, covering over 4,100 KBR employees in this rigorous assessment of performance and potential. As well as providing organization-wide talent trends and data, these conversations lead to individual career plans and added rigor to our succession plans. The Board Nominations & Corporate Governance Committee received regular updates on this process throughout the year, culminating in detailed discussions on updated succession plans for the CEO and Executive Leadership Team.

Performance Management

2023 also saw the expansion of our new agile approach to performance management, focused on forward-looking discussions on performance and priorities between managers and their team members. Our employee survey showed that this modern, real-time performance management approach was welcomed by a majority of participants, helping us retain critical talent, so in 2023 we adopted Agile Performance & Development across KBR.

Inclusion & Diversity

At KBR, we aim to become a magnet for diverse talent, known for a culture of belonging and equality. Our commitment to Inclusion & Diversity (“I&D”) helps us innovate, helps our global Team of Teams perform and helps create an environment where everyone can belong. We believe we have made significant progress over many years and our progress is acknowledged by our employees. Their continued efforts help us to further build our reputation as a leader in this space, as exemplified by our maintaining a ranking on Forbes’s World’s Top Companies for Women list in 2023.

To help us continue our progress in I&D, we review trends and patterns using anonymized employee demographics to ensure we are providing equality of opportunity for all. We expanded our data capture further in 2023, encompassing veteran status and sexual orientation in relevant markets. Having this data helps us monitor our I&D progress, however, we respect our employees’ right to privacy. We maintain strict confidentiality for all those who voluntarily disclose and provide opt-out options for those who prefer not to disclose their personal information.

As of December 29, 2023, where permitted by law, our employees voluntarily self-disclosed the following gender and race/ethnicity demographics:

December 29, 2023
White	47.8%
Asian	22.8%
Black	8.1%
Hispanic/Latino	6.1%
Prefer not to answer	5.7%
Not disclosed	5.3%
Other Ethic Group	2.2%
Multiracial	2.0%

December 29, 2023
Men	73.9%
Women	25.7%
Not Disclosed	0.2%
Prefer not to answer	0.1%
Other Gender Identity/Non-binary	0.1%

Our Board of Directors is 33% female and 22% ethnic or racial minority. Our Executive Leadership Team ("ELT") is 22% female and 11% ethnic or racial minority.

In 2023, our I&D Council researched best practices for STEM outreach, communications, manager support, and inclusion for all. In 2024, we plan to incorporate their recommendations into our global plans as well as the local I&D Improvement Plans for every business and function.

Employee Engagement

Our annual employee survey measures our progress through the eyes of our people. We partner with Great Place to Work to conduct the survey on our behalf, enabling us to provide the survey in multiple languages and benchmark how we perform compared to other similar organizations. A significant majority of our employees who responded to the survey reported that they believe KBR is a Great Place to Work, resulting in KBR being certified as a Great Place to Work in several countries, including the U.S., U.K., Australia and India.

We continue to make improvements in a number of survey focus areas, including:

•Benefits – we improved our employee benefits offerings in 2023, such as the introduction of Next Gen Flex Work, which allows employees in eligible countries to work up to four weeks each year in a different location and provides an opportunity for sabbatical leave, as well as the expansion of our Employee Stock Purchase Plan to new markets. These changes and improved communications resulted in an increase in employees’ positive perception of our benefits.
•Celebrations – with the introduction of One KBR Values Awards, expansion of celebratory events across different business areas and a deliberate focus on connections through our EVP, we were pleased to see survey responses improve positively for celebrating special events and for providing opportunities for special recognition. For example, in 2023 we held our first KBR Global Hackathon, which connected hundreds of employees to develop innovative solutions to challenges related to digitalization, sustainability and branding. We celebrated the achievements of the top teams in six regions, and each region’s overall winners attended the final in Abu Dhabi, during which the ELT selected the global winners. In 2024, this team will travel around the world with KBR, further building connections across business and geographic boundaries.

With over 16,000 employee responses, the data from our survey was reviewed in detail by different team leaders and across different business areas, resulting in tailored action plans that are already being executed across KBR.

Employee Resource Groups

Our employees are encouraged to create and join multiple employee resource groups (“ERGs”) where they can continue to develop cultural competence across various categories of diversity, enhance their personal networks, develop leadership skills and actively contribute to workplace culture. In 2023, we continued to provide technical and professional development, networking and community outreach opportunities through IMPACT, our long-standing ERG for early career professionals. We also have OK NoW, focused on Mental Health & Fitness, and a range of I&D-focused ERGs, which come together to collaborate in the All-In Community. With events ranging from book clubs and picnics to discussions on pay equity and mindfulness, the ERGs create a vibrant community for networking, advocacy and education across KBR. We also support and partner with charitable organizations through our ERGs.

Total Reward

Competition for talent continued to be fierce in 2023, compounded by high levels of inflation in the general economy. Recognizing the impact of the fluid economic environment on our employees, at the beginning of the year, we committed to carrying out an additional mid-year salary review. By staying current with pay trends and partnering with our customers, we applied an additional increase in compensation mid-year for select employees across various levels in the organization. Throughout 2023, we introduced improved benefits packages for many employees as described above, and we continue to benchmark benefits in local markets and expand our offerings to help us attract and retain the best and brightest talent.

Talent Acquisition

While the different components of our EVP outlined above help us attract and retain some of the best talent in KBR, we recognize that the ‘war for talent’ demands continued innovation and improvement in Talent Acquisition. In 2023, we continued to raise KBR’s brand awareness while providing an attractive and streamlined candidate journey to ensure we have the right people in the right place at the right time. We appointed a global leader for talent acquisition, helping bring together our community of recruiters to identify and institute best practices from sourcing to onboarding.

During 2023, we also embedded our Candidate Relationship Management platform that is integrated with our HR system. This platform uses artificial intelligence to promote suitable career opportunities to candidates, helps implement ongoing marketing campaigns and enables recruiters to focus on attracting and securing talent rather than dedicating time and resources to administrative matters.

As a result of this innovation and team effort, we hired over 7,900 employees in 2023, supporting our ability to deliver excellent solutions for our customers and meet our strategic growth targets. Of the new hires, 25% are female and 54% are an ethnic or racial minority.

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

Item 1A. Risk Factors

Risks Related to Operations of Our Business

A significant portion of our revenues is generated by large, recurring business from certain significant customers, including the U.S. government. Any loss, cancellation or delay in one or more projects by our significant customers in the future could negatively affect our financial performance.

A considerable percentage of our revenues, particularly in our GS business segment, is generated from transactions with certain significant customers. Revenues from the U.S. government represented 58% of our total consolidated revenues for the year ended December 29, 2023. Budget uncertainty, the potential for U.S. government shutdowns, the use of continuing resolutions and the federal debt ceiling can adversely affect our industry and the funding for our contracts. If appropriations are delayed or a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of contract cancellations and other disruptions and nonpayment. When the U.S. government operates under a continuing resolution, new contract starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises, also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business.

Our results of operations and cash flows depend on the award of new contracts and the timing of the performance of existing contracts.

Our revenues are directly and indirectly derived from contract awards. Reductions in the number and amounts of new awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could adversely impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale international and domestic projects as these contracts usually involve a lengthy and complex bidding and selection process. This process can be affected by a number of factors, including market conditions and governmental and environmental approvals, and in some cases, the customer's ability to secure the necessary financing for a project to proceed. As a portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in expectation of future workforce needs for anticipated contract awards. If an anticipated contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Following contract award, we may also encounter significant expense, delay, contract modifications or even contract loss. Additionally, certain contract awards (including the performance of such awards) have been and may in the future be contested and/or otherwise involved in ongoing legal proceedings, inquiries or other similar developments outside of our control, which may result in significant delays in the project timeline or the wholesale cancellation or termination of a project. Any project delays, cancellations or contract modifications following the award of a contract could have a material adverse effect on our business, financial condition, results of operations, backlog, revenue recognition timing and cash flows.

Ongoing international conflicts, and other geopolitical conditions, may adversely affect our business and results of operations.

Political, economic and other conditions in foreign countries and regions, including geopolitical risks, such as the current conflict between Russia and Ukraine and political and economic instability and conflict in the Middle East, may adversely affect our business and operations as a portion of our revenue is derived from foreign operations. Additionally, the full scope, duration and broader implications of international conflicts, which may include additional international sanctions, embargoes, regional instability and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflicts’ effects on our business and results of operations as well as the global economy, cannot be predicted. Any alleged or actual failure to comply with any sanctions and trade control measures implemented in response to international conflicts may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have an adverse effect on our international operations, financial condition and results of operations.

To the extent current conflicts or other geopolitical conflicts adversely affect our business, they may also have the effect of heightening many of our other risks identified in this Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, the following:

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

Global pandemics, epidemics, outbreaks of infectious diseases or public health crises have disrupted our business and could have a material adverse effect on our future results of operations and financial performance.

The spread of COVID-19 and other pandemics, epidemics, outbreaks of infectious diseases or public health crises across the globe have disrupted, and may in the future disrupt our business, which could materially and adversely affect our financial condition, results of operations, cash flows and/or future expectations. Our business, operations and financial performance have been, and may continue to be affected by the still ongoing macroeconomic impacts resulting from the COVID-19 pandemic. As a result, our financial performance and growth rates may differ from pre-pandemic historical periods, and our future results may fall below expectations. Any health crisis may negatively affect worldwide economic and commercial activity, disrupt global supply chains and the labor market and create significant volatility and disruption of financial and commodity markets. The extent to which our business will continue to be affected and may in the future be affected by pandemics, infectious disease outbreaks and other public health crises depends on a number of factors outside of our control, including but not limited to the extent and duration of labor disruptions, business operations disruptions from quarantines, travel restrictions and other requirements imposed by regulators and health authorities, delays, modifications and terminations of contracts, supply chain disruptions, increased cybersecurity and data protection risks, increased costs of doing business and other macroeconomic disruptions.

If we are unable to enforce our intellectual property rights, or if our intellectual property rights are challenged or become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in providing services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. We also license technologies from third parties and there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. We will also need to continue to respond to and anticipate changes resulting from disruptive technologies, including in areas of artificial intelligence and machine learning. If we are not successful in protecting and preserving our intellectual property rights and licenses, or in staying ahead of developing artificial intelligence and machine learning technologies and strategically incorporating them into our business, our business and financial performance could be materially and adversely affected.

We may not properly leverage or appropriately invest in technology advancements, which could diminish any sustainable competitive advantage in our service offerings resulting in the potential loss of market share and profits.

Our business is dependent on information technology as we operate in global markets with customers who demand innovation, technical and domain expertise and digitally-enabled, technology-led solutions. Robust information technology systems, platforms and products are integral in our efforts to differentiate our service offerings and maintain our competitive advantages. Disruptive technologies, including in areas of artificial intelligence and machine learning, are rapidly changing the environment in which we, our customers, and our competitors operate and could affect the nature of how we generate revenue. We will need to continue to respond to and anticipate these changes by enhancing our product and service offerings to maintain our competitive position.

It is strategically important that we lead the digital transformation occurring in our industry. However, we may not be successful in structuring our technology or developing, acquiring or implementing technology systems in ways that are competitive and responsive to the needs of our customers. We may lack sufficient resources to continue to make the significant technology investments to effectively compete with our competitors. Certain technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution and could take several years to implement. If we are unable to develop and implement these initiatives in a cost-effective, timely manner or at all, it could damage our relationships with our customers and negatively impact our financial condition and results of operations. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.

If we are unable to attract and retain senior management and key technical professionals with elite skills and appropriate government qualifications, our ability to pursue and compete for projects to grow our business may be adversely affected, our operating income may decrease and our reputation may be negatively impacted.

KBR's forward-looking strategy requires talent with dynamic and elite skills as KBR moves upmarket. Our rate of growth and the success of our business depend upon our ability to attract, develop, retain and replace key qualified technical and management professionals, either through direct hire, subcontracts or acquisition of other firms, who possess the elite skills to successfully deliver the solutions strategy. The market for these professionals is competitive in the sectors in which we compete, and we rely heavily upon the expertise and leadership of our professionals to perform, execute and complete projects as required by our clients.

We currently hold U.S. government-issued facility security clearances and a large number of our employees have qualified for and hold U.S. government-issued personal security clearances necessary to ultimately perform certain U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements.

If we are unable to attract and retain a sufficient number of elite skilled professionals with appropriate government qualifications, our ability to pursue projects may be adversely affected, our operating income may decline, and our reputation may be damaged. Our future success depends on the continued services of our executive officers as well as our ability to effectively transition to their successors. Our inability to attract, develop and retain qualified employees that can succeed our executive officers could have a material adverse effect on our operating income and reputation.

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

We rely on third-party subcontractors and equipment manufacturers in order to complete many of our projects. Certain subcontractors and suppliers, such as those used on our U.S. government contracts, are subject to the same rigorous government requirements that we are and if they are unable to comply with these requirements, in many cases, there are limited alternative subcontractors and suppliers available in the market, particularly those with the requisite security clearances. We sometimes have disputes with our contracting parties, including disputes regarding the cost, quality and timeliness of work performed or customer concerns about the other party’s performance. We also have been and in the future could be adversely affected by actions or issues experienced by our contracting parties that are outside of our control, such as misconduct and reputational issues involving our contracting parties, which has and could in the future subject us to liability and reputational harm or adversely affect our ability to compete for contract awards. In addition, if any subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed. Furthermore, if the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts.

We use estimates in recognizing revenues, and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

A significant portion of our revenues and profits are measured and recognized over time using the cost-to-cost method of revenue recognition. Our use of this accounting method results in recognition of revenues and profits over the life of a contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to estimated revenues and costs are recorded when the amounts are known or can be reasonably estimated. In addition, we record unapproved change orders and claims against clients as well as estimated recoveries of claims against suppliers and subcontractors that have been included in the estimated profit at completion for certain projects. Revisions to these estimates could occur in any period and their effects could be material. The uncertainties inherent in estimating the progress towards completion or the recoverability of claims of long-term contracts make it possible for actual revenues and costs to vary materially from our estimates, including reductions or reversals of previously recorded revenues and profits.

We conduct a portion of our operations through joint ventures and partnerships, exposing us to risks and uncertainties, many of which are outside of our control.

We conduct a portion of our operations through project-specific joint ventures where control may be shared with unaffiliated third parties or control may be held by the unaffiliated third parties. These projects include the facilitation of nonrecourse financing, the design and construction of facilities, the provision of operation and maintenance services and warranty obligations for an agreed-upon period after the facilities have been completed. If a project is unable to obtain financing, we could incur losses on our investments and any related contractual receivables. As with any joint venture arrangement, differences in views among the joint venture partners may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including failure to comply with applicable laws or regulations, nonperformance and default or bankruptcy of our joint venture partners. Also, we often share liabilities on a joint and several basis with our joint venture partners under these arrangements. If our partners do not meet their contractual obligations, the joint venture may be unable to adequately perform and deliver its contracted services, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of services to the customer, which could ultimately result in litigation. We could be liable for both our obligations and those of our partners, which may result in reduced profits, significant losses on the project and a negative impact to our cash flows. Additionally, these factors could have a material adverse effect on the business operations of the joint venture and, in turn, our business operations and reputation.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including pricing and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, the recent rise in interest rates, continued inflation, supply-chain disruptions, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, increased costs of equipment and materials from inflation or other factors or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we have in the past and may in the future be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of December 29, 2023, the future revenues we expect to realize as a result of backlog was approximately $17.3 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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
•costs to maintain the safety of our personnel and clients in high-risk locations, including but not limited to, certain parts of Africa and the Middle East, where the country or surrounding area is suffering from political, social or economic issues, war or civil unrest;
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

Due to the unsettled political conditions in countries where we provide governmental logistical support, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. In addition, despite safety precautions, military action or unrest could disrupt our operations in such locations and elsewhere and increase our costs related to security worldwide.

Internal or external cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

As a U.S. government contractor and a provider of IT services operating in multiple regulated industries and geographies, we and our business partners (including our service providers, joint venture partners, suppliers and subcontractors) handle a variety of sensitive information including personally identifiable information, personnel information, protected health information, classified and controlled unclassified information, and financial information, concerning our business, employees and customers. We and our business partners are continuously exposed to cyber and other security threats, including cyberattacks such as malware/computer viruses, ransomware and phishing attacks, insider threats related to malicious and non-malicious activities from authorized and unauthorized employees or third parties, catastrophic events, power outages, natural disasters, computer system or network failures or physical break-ins. We also utilize third-party software in the performance of certain critical accounting, project management, and financial reporting systems. Technological developments in artificial intelligence and machine learning, particularly those that provide actors with the capability to use more sophisticated means to attack our systems, may exacerbate cybersecurity and data privacy risks. Any unauthorized electronic or physical intrusion or other security threat may jeopardize the protection of sensitive or other information stored or transmitted through our IT systems and networks and those of our business partners and third-party software providers. This could lead to disruptions in our business and result in decreased performance, significant remediation costs, transaction errors, loss of data (including personally identifiable information), processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Any significant disruptions or failures could damage our reputation or have a material adverse effect on our business operations, financial performance, financial condition and reputation.

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

As of December 29, 2023, we had $2.1 billion of goodwill and $618 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on October 1 to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

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

We face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Many of our existing contracts must be recompeted when their original period of performance ends, representing opportunities for competitors to take market share away from us or for our customers to obtain more favorable terms. We may be required to qualify or continue to qualify under the various multiple award task order contract criteria. Therefore, it may be more difficult for us to win future awards from the U.S. government and we may have other contractors sharing in U.S. government awards that we win. Once a contract is awarded, it may be subject to a lengthy protest process. Bid protests can result in significant expenses to us, contract modifications or even loss of the contract award and the resolution can extend the time until contract activity can begin and delay the recognition of sales and defer underlying cash flows and adversely affect our operating results. Our efforts to protest or challenge any bids for contracts that were not awarded to us also may be unsuccessful.

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, and our ability to control costs.

Our profitability and cash flow may vary materially depending on the types of government contracts undertaken, the nature of services performed under those contracts, the costs incurred in performing the work, the achievement of other performance objectives and the stage of performance at which the right to receive fees is determined, particularly under award and incentive-fee contracts. Failure to perform to customer expectations and contract requirements may result in reduced fees or losses and may adversely affect our financial performance.

Our GS business segment primarily performs work in the U.S. under cost-reimbursable contracts with the DoD and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties.

Contract types primarily include fixed-price and cost-reimbursable contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Cost, schedule or technical performance issues with respect to cost-reimbursable contracts could result in reduced fees, lower profit rates, or program cancellation. Under fixed price contracts, we receive a fixed price irrespective of the actual costs we incur and therefore we carry the burden of any cost overruns. Due to the fixed-price nature of the contracts, if our actual costs exceed our estimates, our margins and profits are reduced and we could incur a loss on the respective contract which could adversely affect our financial results.

Under both fixed-price and cost-reimbursable contracts, if we are unable to control costs, our operating results could be adversely affected. Costs to complete a contract may increase for many reasons, including technical and manufacturing challenges, schedule delays, workforce-related issues, the timeliness and availability of materials from suppliers, internal and subcontractor performance or product quality issues, inability to meet cost reduction initiatives or achieve efficiencies from digital transformation, changing laws or regulations, inflation and natural disasters. Certain contracts may impose other risks, such as forfeiting fees, paying penalties, or providing replacement systems in the event of performance failure. Many of our contracts include multiple option years exercisable at the customer’s discretion, which carries risk. The customer may decline to exercise an option, or the customer may exercise an option on a contract for which we expect to incur a loss or perform at a low margin, either of which could adversely affect our financial results.

The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

We face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. From time to time, new laws and regulations are enacted, and government agencies adopt new interpretations and enforcement priorities relative to laws and regulations already in effect. U.S. government agencies have and may continue to face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. In addition, U.S. government procurement practices sometimes emphasize price over qualitative factors, such as technical capability and past performance. As a result of these competitive pricing pressures, our profit margins on future U.S. government contracts may be reduced and may require us to make sustained efforts to reduce costs to remain competitive.

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

U.S. government contracts are subject to specific regulations such as the FAR, the Truthful Cost or Pricing Data Statute, CAS, the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the DCMA. Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we currently are and may be subject to additional qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the U.S. government decides whether to intervene on behalf of the qui tam plaintiff. For more information, see Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Demand for our services provided under government contracts is directly affected by spending by our customers.

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

Demand for many of our services in our commodity-based markets depends on capital spending by oil and natural gas companies, including national and international oil companies, and by industrial companies, which is directly affected by trends in the prices of oil, natural gas and other commodities. Fluctuations in commodity prices can have a direct effect on the profitability and cash flow of such companies, which may impact their willingness to continue pursuing their current investments or make new capital investments. Additionally, commodity prices can also significantly affect the costs of projects. Rising commodity prices can negatively impact the potential returns on investments that are planned, as well as those in progress, and result in customers deferring new investments or canceling or delaying existing projects. To the extent commodity prices decline or fluctuate, or the perceived risk thereof, and our customers defer new investments or cancel or delay existing projects, the demand for our services may decrease, which could have a material adverse impact on our business, financial condition and results of operations.

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

Customers may require us to provide credit enhancements, including letters of credit, bank guarantees or surety bonds. We are often required to provide performance guarantees to customers to indemnify the customer should we fail to perform our obligations under the contract. Failure to provide the required credit enhancements on terms required by a customer may result in an inability to bid, win or comply with the contract. Historically, we have had adequate letters of credit capacity but such capacity beyond our Senior Credit Facility is generally at the provider’s sole discretion. Due to events that affect the banking and insurance markets, letters of credit or surety bonds may be difficult to obtain or may only be available at significant cost. Moreover, many projects are very large and complex, which often necessitates the use of a joint venture, often with a market competitor, to bid on and perform the contract. Entering into joint ventures or partnerships exposes us to the credit and performance risk of third parties, many of whom may not be financially as strong or may encounter financial difficulties. If our joint ventures or partners fail to perform, we may be required to complete the project activities. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our Senior Credit Facility. Any inability to bid for or win new contracts due to the failure of obtaining adequate letters of credit, surety bonds or other customary credit enhancements could have a material adverse effect on our business prospects and future revenues.

Our Senior Credit Facility imposes restrictions that limit our operating flexibility and may result in additional expenses, and such facility may not be available if financial covenants are violated or if an event of default occurs.

Our Senior Credit Facility includes a $1 billion revolving credit facility which matures in February 2029, a Term Loan A with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B. The Senior Credit Facility contains a number of covenants restricting, among other things, our ability to incur liens and indebtedness, sell assets, repurchase our equity shares and make certain types of investments. We are also subject to certain financial covenants, including but not limited to maintenance of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio as defined in the Senior Credit Facility agreement.

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

We have amended our Senior Credit Facility (Amendment Nos. 7, 8 and 9 to our Senior Credit Facility) to transition our Term A-1 Facility, Term A-2 Facility, Revolving Credit Facility and Term B Facility from LIBOR to SOFR. Following these amendments, we no longer have any facilities or term loans that continue to use LIBOR as a funding benchmark. The composition and characteristics of SOFR, a relatively new reference rate, are not the same as those of LIBOR. As a result, there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time or in response to changes including, but not limited to, interest and yield rates, market volatility or global economic, financial, political, or regulatory events.

Our indebtedness and the associated covenants could materially adversely affect our ability to obtain additional financing, including for acquisitions and capital expenditures, limit our flexibility to manage our business, prevent us from fulfilling our financial obligations and restrict our use of capital.

We had approximately $1.8 billion of indebtedness outstanding as of December 29, 2023 which could have negative consequences to us, including, but not limited to:

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

We have frozen defined benefit pension plans for employees primarily in the U.S., the U.K. and Germany. At December 29, 2023, our defined benefit pension plans had an aggregate funding deficit (calculated as the excess of the projected benefit obligations over the fair value of plan assets) of approximately $15 million. The largest potential source of deficit is related to our defined benefit pension plan in the U.K that is in a funding deficit position at December 29, 2023. In the future, our pension surpluses and deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for any underfunded benefit plans, our financial position could be materially and adversely affected.

Our U.K. pension plan has been frozen to new participants for a number of years but can still have an aggregate funding deficit due to assumptions and factors noted below. For our frozen defined benefit pension plan in the U.K., the annual minimum funding requirements are based on a binding agreement with the plan trustees that is negotiated on a triennial basis. This agreement also includes other assurances and commitments regarding the business and assets that support the U.K. pension plan. It is possible that, following future valuations of our U.K. pension plan assets and liabilities or following future discussions with the trustees, the annual funding obligation will change. The future valuations under our U.K. pension plan can be affected by a number of assumptions and factors, including legislative changes, assumptions regarding interest rates, inflation, mortality and retirement rates, the investment strategy and performance of the plan assets and (in certain circumstance) actions by the U.K. pensions regulator. Adverse changes in the equity markets, interest rates or actuarial assumptions and legislative or other regulatory actions could increase the risk that the funding requirements increase following the next triennial negotiation. A significant increase in our funding requirements for our U.K. pension plan could result in a material adverse effect on our cash flows and financial position.

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

For example, we have previously issued convertible notes and may again in the future issue additional convertible notes. In addition, in connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions with certain option counterparties. Although the note hedge transactions and warrant transactions are no longer outstanding, we may enter into other hedge transactions and warrant transactions if we issue more convertible notes in the future. Convertible note hedge transactions are expected to reduce potential dilution to our common stock upon any conversion of any convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of converted convertible notes, as the case may be. However, warrant transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants at the time of exercise.

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during 2024. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

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

Certain work sites often expose our employees and others to chemical and manufacturing processes, highly-regulated materials, large pieces of mechanized equipment and moving vehicles. Additionally, our employees and others at certain project sites may be exposed to severe weather events or high security risks. Failure to implement effective safety procedures may result in injury, disability or loss of life to these parties. In addition, the projects may be delayed and we may be exposed to litigation or investigations.

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

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining certain components of our worldwide provision for income taxes and a change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in higher taxes on our earnings, which could have a material impact on our earnings and cash flows from operations. In the ordinary course of our business, there are certain transactions and calculations where the ultimate tax determination is uncertain. We are audited by various U.S. and foreign tax authorities in the ordinary course of business, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. In particular, international operations could adversely be affected by the Organization for Economic Co-operation and Development (OECD)’s proposed international taxation reform and introduction of a global minimum tax. A significant increase in tax rates could have a material adverse effect on our profitability and liquidity.

Risks Related to Climate Change

There is a rapidly evolving awareness and focus from stakeholders, such as investors, customers and current and future employees, with respect to global climate change and the related emphasis on environmental, social and governance practices, which could affect our business.

        Continued attention to issues concerning climate change or other environmental matters may result in the imposition of additional environmental regulations, rules, standards and policies that seek to restrict, or otherwise impose limitations or costs upon our operations and the emission of greenhouse gases. International agreements, national, regional and state legislation and regulatory measures, including LNG exports, or other policies and restrictions on emissions of greenhouse gases could affect our clients, including those who are involved in the exploration, production or refining of fossil fuels and those who emit greenhouse gases through the combustion of fossil fuels, or through mining, manufacturing or the utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services that could in turn have a material adverse effect on our operations and financial condition. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity risk is managed within the Company’s Enterprise Risk Management program. Our Enterprise Risk Management team works closely with our global Information Assurance team to continuously evaluate and address cybersecurity risks within the Enterprise Risk Management framework in alignment with our business objectives and operational needs. The Company has established a comprehensive global cybersecurity and information security framework to help safeguard the confidentiality, integrity and access of its information assets and to ensure regulatory, contractual and operational compliance. We understand the importance of preserving trust and protecting personal and other confidential and sensitive information. To assist us, we have a cybersecurity governance framework in place, which is designed to protect information and information systems from unauthorized access, use, disclosure, disruption, modification or destruction. The cybersecurity governance framework is built upon a foundation of advanced security technology, overseen by an experienced and trained team of experts with substantial knowledge of cybersecurity best practices. Our cybersecurity program includes controls designed to identify, protect against, detect, respond to and recover from cybersecurity and information security incidents.

The Company's cybersecurity and information security framework includes risk assessment and mitigation procedures through a threat intelligence-driven approach, application controls and enhanced security with ransomware defense. The framework is built upon the National Institute of Standards and Technology (NIST) Cyber Security Framework for measuring overall readiness to respond to cyber threats and incorporates International Organization for Standardizations (ISO) 27001 standards for general information technology security controls and Sarbanes-Oxley (SOX) for assessment of internal controls. KBR's global cybersecurity risk program also integrates the following cybersecurity frameworks across our regional operations: US Defense Federal Acquisition Regulation Supplement (DFARS) and NIST 800-171, UK Cyber Essentials and Australia's Essential Eight.

The Company utilizes policies and procedures, software, training programs and hardware solutions to protect and monitor its environment, including multifactor authentication on all critical systems, firewalls, intrusion detection and prevention systems, vulnerability and penetration testing and identity management systems. Our Chief Information Security Officer (CISO) oversees the Company’s approach to managing cybersecurity and digital risk. Our CISO reports to the General Counsel, is supported by and collaborates with the Company's executive leadership team and regularly engages with cross-functional teams at the Company, including Digital Technology, Legal, Audit, Human Resources, Facilities and Corporate Risk. Our Chief Compliance Officer (CCO), Chief Information Officer (CIO) and CISO oversee our dedicated technology risk management, which work in partnership with our internal audit department and data privacy team to review information technology-related internal controls with our independent registered public accounting firm as part of the overall internal controls process.

The Company provides mandatory annual security awareness education and training for all employees, new hires and contractors, conducts regular internal “phishing” testing and requires additional training for “clickers,” and publishes periodic tips to inform our user population of cyber best practices, any emerging external or internal threats and data privacy requirements applicable in the jurisdictions in which we operate.

We maintain a robust Cybersecurity Incident Response Plan, which provides a framework for handling cybersecurity incidents based on the severity of the incident and facilitates cross-functional coordination across the Company, and have established a global Security Operations Center to support enterprise visibility to cyber incidents in real time. Our Incident Response Plan includes the activities necessary to comply with applicable contractual and legal obligations and mitigate brand and reputational damage. We update our Cybersecurity Incident Response Plan on a regular basis.

We also engage with a range of external experts, including cybersecurity assessors, consultants and auditors, to assess and report on the effectiveness of our cybersecurity and data privacy controls, compliance with international and regional cybersecurity standards and our internal incident response preparedness, as well as to help identify areas for continued focus and improvement. The Company also has a third-party risk management program that assesses the cyber-related risks from our vendors and suppliers. We share threat intelligence and collaborate with organizations across different industries to share best practices, fight cybercrime, enhance privacy, discuss new technologies, better understand the evolving regulatory environment and advance capabilities in these areas. We also benchmark our activities and results against select peers.

Our cybersecurity team also regularly tests our controls through penetration testing, vulnerability scanning and attack simulation. We conduct annual cybersecurity penetration test exercises to evaluate the Company's cybersecurity controls, Cybersecurity Incident Response plans and identify areas for improvement. The Company conducts additional cybersecurity tabletop exercises moderated by an independent third party with respect to breach and other problematic information security scenarios. During each exercise, the moderator poses questions to participants and advises how other companies typically respond to similar situations. Participants have included the Company’s CEO; Presidents; Executive Vice President, General Counsel and Corporate Secretary; Executive Vice President and Chief Financial Officer; Senior Vice President, Finance Operations and Chief Accounting Officer; Vice President and Chief Compliance Officer; CIO; and CISO; and other members of executive management and employees, as well as our board of directors when appropriate.

Risks from Cybersecurity Threats

In the last three fiscal years, we have not experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. We have not incurred any material penalties and settlements related to any cybersecurity breach. Other risks from cybersecurity threats have also not materially impacted our business strategy, results of operations or financial condition, and as of the date of this report, we do not reasonably believe that such risks will have a material impact on our business strategy, results of operations or financial condition.

Governance

Our CISO oversees the Company’s approach to managing cybersecurity and digital risk and leads our global Information Assurance team, which includes representatives based in several of our worldwide locations. Our CISO brings over 15 years of experience, which includes implementing and verifying effectiveness of cybersecurity controls in high-security environments, serving as a cybersecurity consultant and virtual CISO to clients in the government and defense sectors, and defining and executing cybersecurity strategy to enable business delivery while simultaneously protecting IP and privacy. Our CISO maintains the following internationally recognized certifications: ISC2 - Certified Information System Security Professional (CISSP) and Project Management Institute - Project Management Professional (PMP).

Our CIO oversees the Company’s information technology infrastructure and implements policies and procedures issued by the CISO within the Company. Our CIO brings over 30 years of experience, garnered across a diverse range of industries and countries, which includes implementing new systems and modifying existing systems for changes in policies and procedures.

Management's Role Managing Risk

Our CISO is responsible for the creation of the Company’s enterprise-wide cybersecurity and information security framework, including the design effectiveness of the Company’s cybersecurity controls. Our CIO is responsible for the implementation of the Company’s cybersecurity and information security framework and the day-to-day execution of our cybersecurity processes and controls. Our governance structure applies a separation of duties approach between our CISO and CIO. The CISO, reporting to the General Counsel, is responsible for monitoring and ensuring that the Company’s cyber policy, risk assessment, verification and training responsibilities are in accordance with the relevant cybersecurity and information security framework. The CIO, reporting to the Chief Financial Officer, is responsible for the Company’s IT security operations and the implementation of policies created by the CISO. All cyber incidents under our existing cyber policy are reported to both the CISO and CIO, which are then communicated through their reporting structure to the General Counsel and Chief Financial Offer. This structure ensures visibility from senior management of operations initiatives and cyber incidents while balancing risks with business needs. The CISO and CIO routinely provide operational updates to the General Counsel and Chief Financial Officer as needed, and updates are provided by the CISO and CIO to both the Cybersecurity and Audit Committees of our board of directors at least quarterly and more often as appropriate, as discussed more fully below.

Board of Directors Oversight

Our board of directors is committed to mitigating data privacy and cybersecurity risks and recognizes the importance of these issues as part of our risk management framework. While the board of directors maintains ultimate responsibility for the oversight of our data privacy and cybersecurity program and risks, it has delegated certain responsibilities to our Cybersecurity Committee and Audit Committee. This committee-level focus on data privacy and cybersecurity allows the board to further enhance its oversight of our cyber risk management framework at the enterprise level. The Cybersecurity and Audit Committees jointly assist the board of directors in its oversight of our data privacy and cybersecurity needs by staying apprised of our data privacy and information security programs, strategy, policies, standards, architecture, processes and material risks and overseeing responses to security and data incidents. Our board of directors, Cybersecurity Committee and Audit Committee's principal role is one of oversight, recognizing that management is responsible for the design, implementation and maintenance of an effective program for protecting against and mitigating data privacy and cybersecurity risks. The board of directors receives information security and privacy awareness training, which covers, among other matters, the board's oversight obligations and the privacy and security programs in place at the company. Our Cybersecurity and Audit Committees receive updates from our CISO and CIO, at least quarterly and more often as appropriate, on data privacy and security risks, including any material incidents, relevant industry developments, threat vectors and risks identified in periodic penetration tests or vulnerability scans. The committees' updates also include material legal and legislative developments concerning data privacy and security, our approach to complying with applicable law and material engagement with regulators concerning data privacy and cybersecurity from the CISO and General Counsel. Additionally, outside counsel advises the board about best practices for cybersecurity oversight by the board, and the evolution of that oversight over time. Members of the board stay apprised of the rapidly evolving cyber threat landscape through our ongoing director education programming and provide guidance to management as appropriate in order to address the effectiveness of our overall data privacy and cybersecurity program. Four members of our board of directors, two of whom serve as members of the Cybersecurity Committee, have cybersecurity experience.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas 77002. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Fulton, Maryland	Leased	Government Solutions

Columbia, Maryland	Leased	Government Solutions

Lexington Park, Maryland	Leased	Government Solutions

Chantilly, Virginia	Leased	Government Solutions

Vienna, Virginia	Leased	Government Solutions

Fairfax, Virginia	Leased	Government Solutions

Dayton/Beavercreek, Ohio	Leased	Government Solutions

Huntsville, Alabama	Leased	Government Solutions

Phoenix, Arizona	Leased	Government Solutions

El Segundo, California	Leased	Government Solutions

Newark, Delaware	Leased	Sustainable Technology Solutions

Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Glasgow, United Kingdom	Leased	Government Solutions

Wiltshire, United Kingdom	Leased / Owned	Government Solutions

Al Khobar, Saudi Arabia	Leased	Sustainable Technology Solutions

Asia-Pacific:

Chennai, India	Leased	All

Majura Park, Australia	Leased	Government Solutions

Delhi (Gurgaon), India	Leased	Sustainable Technology Solutions

Brisbane, Australia	Leased	Government Solutions

Sydney, Australia	Leased	Government Solutions

Melbourne, Australia	Leased	Government Solutions

We also own or lease numerous small facilities that include sales, administrative and offices as well as warehouses and equipment yards located throughout the world. Our owned Leatherhead property is pledged to secure certain pension obligations in the U.K., and we believe all properties that we currently occupy are suitable for their intended use.

Item 3.Legal Proceedings

Information relating to various commitments and contingencies is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K and in Notes 6, 13 and 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “KBR.” We have declared a dividend in each quarter during the years ended December 29, 2023 and December 31, 2022, and we currently expect that comparable quarterly cash dividends will continue to be paid for the foreseeable future. The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors. On February 19, 2024, the Board of Directors declared a dividend of $0.15 per share, which will be paid on April 15, 2024.
At January 31, 2024, there were 59 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, the Board of Directors authorized a $350 million share repurchase program. On October 18, 2022, the Board of Directors authorized an increase to the total authorization level to $500 million. As of December 29, 2023, $326 million remains available for repurchase under this authorization. On February 19, 2024, the Board of Directors authorized $174 million of share repurchases to be added to the prior authorizations. After the authorization on February 19, 2024, $500 million remains authorized and available for repurchase under this program. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended December 29, 2023, and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
September 30, 2023	—	$—	—	$326,215,513
October 1 - 31, 2023	72	$58.15	—	$326,215,513
November 1 - 30, 2023	10,088	$58.24	—	$326,215,513
December 1 - 29, 2023	11,096	$53.30	—	$326,215,513
Total	21,256	$—	—	$326,215,513

(1)Included within the shares repurchased herein are 21,256 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $55.66 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 29, 2023, with the cumulative total return on the S&P 1500 IT Consulting & Other Services Index, the Russell 1000 Index, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Index for the same period. The comparisons assume the investment of $100 on December 31, 2018 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/29/2023
KBR
Russell 1000
Dow Jones Heavy Construction
S&P 1500 IT Consulting & Other Services
S&P MidCap 400

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/29/2023
KBR	$100.00	$203.62	$210.06	$327.00	$366.03	$387.71
S&P 1500 IT Consulting & Other Services	$100.00	$130.23	$147.73	$203.78	$155.69	$197.65
Russell 1000	$100.00	$131.43	$158.98	$201.03	$162.58	$205.72
S&P MidCap 400	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
Dow Jones Heavy Construction	$100.00	$134.15	$162.88	$243.89	$280.60	$337.69

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

Business Environment and Trends

Government Outlook

On June 3, 2023, President Biden signed into law the Fiscal Responsibility Act of 2023, which suspends the public debt ceiling limit through January 2, 2025. This law includes provisions that will impact future fiscal year budgets for the United States. Key provisions in this law include statutory caps on discretionary funding in 2024 and 2025 and limits on discretionary funding for the years 2026 through 2029. The 2024 statutory cap on discretionary funding totals $1.6 trillion, which included $886 million for defense spending and $704 million for non-defense spending. The 2024 statutory cap on defense spending does not impact President Biden's proposed fiscal 2024 budget; however, the 2024 statutory cap on non-defense spending is 14% lower than President Biden's proposed fiscal 2024 budget. The effect of the non-defense discretionary spending statutory cap on individual programs or KBR cannot be predicted at this time.

In December 2023, President Biden signed into law the National Defense Authorization Act ("NDAA") for fiscal year 2024. The NDAA authorizes programs, projects and policies to be carried out with funds appropriated by Congress as part of the annual budgetary process. The NDAA supports approximately $874 billion in fiscal year 2024 funding for national defense, $841 billion of which is for the DoD. The requested amount is an increase of $27 billion when compared to the authorized defense spending for fiscal year 2023.

The U.S. government has not yet enacted an annual budget for fiscal year 2024; these proposed 2024 budgetary amounts are subject to change. To avert a government shutdown, three continuing resolution funding measures have been enacted to finance all U.S. government activities. The most recent "laddered" continuing resolution passed in January 2024 funds the government through March 2024, depending on the appropriation bill. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2023 are available, subject to certain restrictions, but new spending initiatives are not authorized. Uncertainty continues to exist regarding whether a divided Congress will be able to pass appropriation bills or additional continuing resolutions once the current continuing resolutions expire in March 2024. We believe our key programs will continue to be supported and funded in the continuing resolution financing mechanism. The effect of a potential government shutdown or the finalized fiscal year 2024 budget on KBR or our individual programs cannot be predicted at this time. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays and other disruptions and nonpayment, which could adversely affect our results of operations. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2023, the U.K. government announced its intent to increase its defense budget by £11 billion over the next five years, increasing the defense budget to 2.25% of GDP by 2025. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. It is expected the next general election in the United Kingdom will occur in 2024 (and no later than January 28, 2025). The effect of the next general election in the United Kingdom on KBR or our individual programs cannot be predicted at this time. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. The fiscal year budget for Australia for the

2023 - 2024 financial year was finalized, with the Australian government increasing defense spending by 5% to AUD 51.0 billion, or approximately 2.00% of GDP.

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

Change in Fiscal Year End

On December 13, 2022, the Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52 – 53 week year ending on the Friday closest to December 31, effective as of the commencement of the Company's fiscal year on January 1, 2023. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2024. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change will impact the prior year comparability of each of the fiscal quarters and the annual period for the year ending December 29, 2023; however, the impact will not be material. The Company believes this change will improve comparability between periods by eliminating the year-over-year variability in calendar month productive days and provide a more consistent reporting cadence for operational leaders to aid in strategic decision making.

Due to this change in fiscal year, our fiscal year ended on December 29 in 2023 as compared to December 31 in 2022. The years ended December 29, 2023 and December 31, 2022 contained 363 days and 365 days, respectively.

Overview of 2023 Financial Results and Significant Bookings

2023 was a year of significant achievement for KBR as we continued to execute toward our long-term vision. The Company benefits from a significant base of long-term enduring contracts in our government business, a diverse portfolio of high quality proprietary process technologies, market tailwinds that benefit our capabilities and technologies in areas such as defense modernization, energy transition, energy security and high-end engineering and a truly global client base. Together, these attributes distinguish KBR and have contributed directly to the Company’s growth in earnings during the year.

In 2023, revenues and operating income increased for KBR when compared to 2022. These increases were driven by both our GS and STS business segments. Our GS business segment increased revenues in 2023 with contract growth and increased activity to support exercises, training and other activities within the European Command during the year, despite being partially offset by revenue recognized in the previous year related to the OAW program. Our STS business segment increased revenues in 2023 due to increases in technology sales and engineering and professional services. Our teams continued to deliver operational performance, healthy profitability and strong cash flow. Importantly, we drove innovation and extended our footprint through new program wins and technology advances, developments and investments, such as our additional investment in Mura Technology in 2023. 2023 was also an important year for KBR with multiple obligations resolved during the year including the settlement of a legacy legal matter and the maturity and settlement of our Convertible Notes. Our outstanding warrants were also terminated in 2023, with final payment for the warrant terminations being made in January 2024.

Our GS business landed new awards, including a $1.9 billion ceiling, 5-year Integrated Mission Operations Contract for the continued support of NASA's human spaceflight programs which includes the International Space Station, Artemis and Low Earth Orbit Commercialization. Additional new awards included an award to a KBR joint venture for the Omnibus Multidiscipline Engineering Services III contract, worth up to $719 million, to aid NASA's development of space orbital systems in its Engineering and Technology Directorate at Goddard Space Flight Center in Maryland. Our STS business landed various awards during the year, including an award for modifications to the Pluto LNG facility in Australia and numerous projects across the ammonia landscape and various projects spanning carbon capture, utilization and storage, hydrogen, biofuels and renewables.

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment. A discussion regarding our financial condition and results of operations for the years ended December 31, 2022 and 2021 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 17, 2023.

Consolidated Results
	Year Ended			Change
	December 29,	December 31,	December 31,	2023 vs. 2022		2022 vs. 2021
Dollars in millions	2023	2022	2021	$	%	$	%
Revenues	$6,956	$6,564	$7,339	$392	6%	$(775)	(11)%
Cost of revenues	$(5,979)	$(5,736)	$(6,533)	$243	4%	$(797)	(12)%
Gross profit	$977	$828	$806	$149	18%	$22	3%
Equity in earnings (losses) of unconsolidated affiliates	$114	$(80)	$(170)	$194	n/m	$90	53%
Selling, general and administrative expenses	$(488)	$(420)	$(393)	$68	16%	$27	7%
Legal settlement of legacy matter	$(144)	$—	$—	$144	n/m	$—	—%
Gain (loss) on disposition of assets and investments	$(7)	$19	$2	$(26)	n/m	$17	n/m
Other	$(4)	$(4)	$(14)	$—	—%	$(10)	(71)%
Operating income	$448	$343	$231	$105	31%	$112	48%
Interest expense	$(115)	$(87)	$(80)	$28	32%	$7	9%
Unrealized gain on other investment	$—	$16	$4	$(16)	n/m	$12	300%
Charges associated with Convertible Notes	$(494)	$—	$—	$494	n/m	$—	—%
Other non-operating income (expense)	$(5)	$12	$(9)	$(17)	n/m	$21	n/m
Income (loss) before income taxes	$(166)	$284	$146	$(450)	n/m	$138	95%
Provision for income taxes	$(95)	$(92)	$(111)	$3	3%	$(19)	(17)%
Net income (loss)	$(261)	$192	$35	$(453)	n/m	$157	449%
Less: Net income attributable to noncontrolling interests	$4	$2	$8	$2	100%	$(6)	(75)%
Net income (loss) attributable to KBR	$(265)	$190	$27	$(455)	n/m	$163	604%

n/m - not meaningful

Revenues. Revenues increased by $392 million, or 6%, to $6,956 million in 2023, compared to $6,564 million in 2022. The increase was primarily attributed to contract growth across our GS business and increased revenues from technology sales and engineering and professional services in our STS business. Additionally, there was increased activity to support exercises, training and other activities within the European Command. These increases in revenue were offset by approximately $313 million of revenue recognized in 2022 from contingency work associated with the OAW program that wound down and substantially completed in early 2022 and decreases in revenue due to the ramp down of construction work for the Aspire program.

Gross profit. The increase in overall gross profit of $149 million, or 18%, was primarily driven by items increasing revenues discussed above, favorable STS licensing mix and resolutions on various legacy matters in the current year. These increases were offset by reduced volume from contingency work associated with the OAW program.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates increased by $194 million to $114 million in earnings for the year ended December 29, 2023 compared to $80 million in losses for the year ended December 31, 2022. In 2022, a non-cash charge in the amount of $137 million was recorded associated with the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant for the Ichthys LNG Project that did not recur in 2023. In 2022, we also recorded a charge on a joint venture in our GS business segment that did not recur in 2023. Further, the increase in 2023 is attributed to equity in earnings from services on an LNG project that commenced in the second quarter of 2022.

Selling, general and administrative expenses. Selling, general and administrative expenses were $68 million higher in 2023 compared to 2022, which was primarily driven by growth in the business and favorable settlements and credits received in the first quarter of 2022 that did not recur in 2023.

Legal settlement of legacy matter. In 2023 we recorded a charge of $144 million related to the settlement of a legacy legal matter.

Gain (loss) on disposition of assets and investments. In 2023, we recognized a loss on disposition of assets and investments of $7 million related to the sale of our operations in Russia. This loss was primarily due to $10 million in accumulated foreign currency adjustments that were reclassified from AOCL. In 2022, we recognized a gain on disposition of assets and investments of $16 million primarily from the sale of our investment interest in three U.K. Road investments.

Interest Expense. The increase in interest expense was primarily driven by increases in the U.S. federal reserve funds rate from 2022 to 2023.

Unrealized gain on other investment. In 2022, we recognized an unrealized gain on other investment of $16 million related to the appreciation in the fair value of our Mura Technology investment as a result of a revaluation triggered by our incremental investment commitment. We did not record an unrealized gain on other investment in 2023.

Charges associated with Convertible Notes. In 2023, we recognized a loss of $494 million related to the cash election and repurchase of Convertible Notes and Warrant Unwind Agreements.

Other non-operating income (expense). Other non-operating income (expense) includes interest income, foreign exchange gains and losses and other non-operating income or expense items. The net decrease is primarily driven by foreign exchange gains and losses. In 2023, we recorded approximately $6 million in net foreign exchange losses. In 2022, we recorded approximately $8 million in net foreign exchanges gains primarily related to foreign exchange impacts from the Australian dollar tranche of Term Loan A that was redenominated into U.S. dollars following the execution of an amendment to our existing Credit Agreement in the fourth quarter of 2022.

Provision for income taxes. The provision for income taxes for the year ended December 29, 2023 reflects a (57)% tax rate as compared to a 32% tax rate for the year ended December 31, 2022. The effective tax rate of (57)%, as compared to the U.S. statutory rate of 21%, for the year ended December 29, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and Convertible Notes repurchase discussed in Note 22. The implication of these non-deductible items were partially offset by the release of a previously reserved position based on developments associated with the ongoing IRS examination and appeals process for certain years. The effective tax rate of 32% for the year ended December 31, 2022 was primarily driven by the non-deductibility of losses incurred with respect to the settlement of outstanding matters related to the Ichthys LNG project to which KBR is a JV partner. Excluding the tax impact of these items, our tax rate would be 26% and 24% for the year ended December 29, 2023 and December 31, 2022, respectively. See Note 12 "Income Taxes" to our consolidated financial statements for further discussion on income taxes, including our reconciliation of the U.S. statutory tax rate to our effective tax rate.

Results of Operations by Business Segment

We analyze the financial results of our two core business segments and one non-core business segment. The business segments presented are consistent with our reportable segments discussed in Note 2 to our consolidated financial statements.

	Years Ended			Change
	December 29,	December 31,	December 31,	2023 vs. 2022		2022 vs. 2021
Dollars in millions	2023	2022	2021	$	%	$	%
Revenues
Government Solutions	$5,353	$5,320	$6,149	$33	1%	$(829)	(13)%
Sustainable Technology Solutions	1,603	1,244	1,190	359	29%	54	5%
Total revenues	$6,956	$6,564	$7,339	$392	6%	$(775)	(11)%

Operating income
Government Solutions	$285	$441	$414	$(156)	(35)%	$27	7%
Sustainable Technology Solutions	324	47	(30)	277	n/m	77	n/m
Other	(161)	(145)	(153)	(16)	(11)%	8	5%
Operating income	$448	$343	$231	$105	31%	$112	48%

n/m - not meaningful

Government Solutions

GS revenues increased by $33 million, or 1%, to $5,353 million in 2023 compared to $5,320 million in 2022. This increase was primarily attributable to activity to support exercises, training and other activities within the European Command and continued contract growth across our GS business segment. These increases were partially offset by approximately $313 million of revenue recognized in 2022 from contingency work associated with the OAW program that was wound down and substantially completed in early 2022. Additionally, the increase was offset by the ramp down of construction work for the Aspire program.

GS operating income decreased by $156 million, or 35%, to $285 million in 2023 compared to $441 million in 2022. The decrease was primarily driven by the $144 million charge recorded in the second quarter of 2023 related to the settlement of a legacy legal matter. Additionally, operating income decreased $19 million primarily due to the gain on sale of our investment interest in three U.K. Road investments.

Sustainable Technology Solutions

STS revenues increased by $359 million, or 29%, to $1,603 million in 2023 compared to $1,244 million in 2022. The increase from 2022 to 2023 was primarily driven by increased revenues from technology sales and engineering and professional services.

STS operating income increased by $277 million to $324 million in 2023 compared to $47 million in 2022. The increase was primarily related to the Ichthys LNG project. In 2022, a non-cash charge in the amount of $137 million was recorded for the settlement agreement with the consortium of subcontractors of the Combined Cycle Power Plant that did not recur in 2023. Additionally, the increase was related to increased technology sales and engineering and professional services, increased equity in earnings from services on an LNG project, a favorable resolution on a legacy matter in 2023 and a non-cash impact in 2022 that did not recur in 2023. The increases in 2023 were offset by a $7 million loss related to the sale of our operations in Russia. This loss was primarily due to $10 million in accumulated foreign currency adjustments that were reclassified from AOCL.

Other

Other operating loss remained materially consistent between the years ended December 29, 2023 and December 31, 2022.

Backlog of Unfilled Orders

Backlog represents the estimated dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by our unconsolidated joint ventures. We include total estimated revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate over the contract period due to the release of contracted work in phases by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience, and from time to time customers may dispute or try to renegotiate existing contracts. These and other factors may result in delays in our recognition of revenue from our backlog, and in differences between the amounts we book as backlog and the amounts we recognize as revenue. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog. For projects where we act solely in a project management capacity, we only include the expected value of our services in backlog.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $4.1 billion at December 29, 2023, and $3.9 billion at December 31, 2022.

As a result of U.S. Transportation Command lifting the stop work order on the HomeSafe contract in November 2022, we have recognized $54 million and $39 million in backlog as of December 29, 2023 and December 31, 2022, respectively, for our transition work. Additionally, for the year ended December 29, 2023, we recognized $0.8 billion for our proportionate share of KZJV's backlog and for KBR services to be provided to KZJV as a result of receiving a full notice to proceed with Phase 2 of the Plaquemines LNG project.

The following table summarizes our backlog by business segment for the years ended December 29, 2023 and December 31, 2022, respectively:

Dollars in millions	December 29, 2023	December 31, 2022
Government Solutions	$12,790	$11,543
Sustainable Technology Solutions	4,545	4,012
Total backlog	$17,335	$15,555
We estimate that as of December 29, 2023, 30% of our backlog will be executed within one year. Of this amount, we estimate that 87% will be recognized in revenues on our consolidated statement of operations and 13% will be recorded by our unconsolidated joint ventures. As of December 29, 2023, $164 million of our backlog relates to active contracts that are in a loss position.

As of December 29, 2023, 10% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 36% was attributable to cost-reimbursable contracts and 15% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of December 29, 2023, $9.2 billion of our GS backlog was currently funded by our customers.

As of December 29, 2023, we had approximately $4.4 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.3 billion and the remaining performance obligations as defined by ASC 606 of $12.7 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our consolidated financial statements for discussion of the remaining performance obligations.

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
As discussed in Note 11 "Debt and Other Credit Facilities" of our consolidated financial statements, we entered into Amendment No. 8 on February 6, 2023, to our existing Credit Agreement, dated as of April 25, 2018, as amended ("Credit Agreement"), consisting of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B" and together with the Revolver and Term Loan A, the "Senior Credit Facility"). Amendment No. 8 (i) replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for the U.S. dollar tranche of Term Loan A and the Revolver and (ii) implements the Company’s recent fiscal year change from a calendar year ending on December 31 to a 52-53 week year ending on the Friday closest to December 31, effective beginning with fiscal year 2023.
We entered into Amendment No. 9 to our Credit Agreement on June 6, 2023. Amendment No. 9 replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for Term Loan B. We entered into Amendment No. 10 to our Credit Agreement on July 26, 2023. Amendment No. 10 provided for an additional $200 million loan tranche under Term Loan A. We borrowed the full $200 million principal amount available under this additional loan tranche, and this $200 million borrowing was applied as a partial repayment of the outstanding amounts of principal and accrued interest under the Revolver.
We entered into Amendment No.11 to our Credit Agreement on January 19, 2024. This amendment provides for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extends the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan and primarily used the proceeds to repay all amounts of outstanding principal and accrued interest under the Company’s Term Loan B facility at December 29, 2023 and to partially repay outstanding principal and accrued interest under the Company’s Revolver. We entered into Amendment No.12 to our Credit Agreement on February 7, 2024. This amendment consolidated the USD denominated Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029. Immediately following execution of Amendment No. 12, we had approximately $500 million outstanding related to the remaining Term Loan A facilities and $117 million outstanding on our Revolver.

We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of December 29, 2023, we were in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $304 million at December 29, 2023 and $389 million at December 31, 2022 and consisted of the following:

	December 29,	December 31,
Dollars in millions	2023	2022
Domestic U.S. cash	$44	$27
International cash	128	255
Joint venture and Aspire Defence project cash	132	107
Total	$304	$389

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
As of December 29, 2023, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years ended,
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
Cash flows provided by operating activities	$331	$396	$278
Cash flows provided by (used in) investing activities	(70)	37	(428)
Cash flows provided by (used in) financing activities	(359)	(399)	87
Effect of exchange rate changes on cash	13	(15)	(3)
Increase (decrease) in cash and cash equivalents	$(85)	$19	$(66)

Operating Activities. Cash provided by operations totaled $331 million and $396 million in 2023 and 2022, respectively, as compared to a net loss of $261 million and net income of $192 million in 2023 and 2022, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by the Company's volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The decrease in operating cash flows in 2023 compared to 2022 is primarily attributed to the $144 million payment made in the third quarter of 2023 related to the settlement of a legacy legal matter. This decrease was offset by increases in operating cash flows from changes in our pension funding amounts in the 2023. In 2022, we made an advance payment in October 2022 to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions. No similar advance payments were made in 2023. Additionally, there were increases in operating cash flows from changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities. Cash used in investing activities totaled $70 million in 2023 and was primarily related to the second payment for an additional investment of $39 million in Mura Technology and capital expenditures of $80 million. This was offset by a return of investment of approximately $61 million from JKC resulting from the receipt of the second payment from the Subcontractor Settlement Agreement. See Note 9 "Equity Method Investments and Variable Interest Entities" for further details.

Cash provided by investing activities totaled $37 million in 2022 and was primarily due to a return of investment of approximately $190 million from JKC resulting from the receipt of the first payment from the Subcontractor Settlement Agreement, a return of investment from BRIS of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings and proceeds of $55 million from the sale of our investment interest in three U.K. Road Projects. See Note 9 "Equity Method Investments and Variable Interest Entities" for further details. This was partially offset by our first payment related to an additional investment of $61 million in Mura Technology, $71 million in capital expenditures, $13 million net cash paid upon divestiture of a joint venture acquired as part of a historical GS acquisition and $73 million net cash used for the acquisition of VIMA. See Note 4 "Acquisitions" for further details

Financing activities. Cash used in financing activities totaled $359 million in 2023 and was primarily due to a net cash outflow of $567 million for the settlement and maturity of our outstanding Convertible Notes, corresponding Note Hedge and warrants settled and paid during the year. Cash used in financing activities also included $72 million of dividend payments to common shareholders, $125 million for the repurchase of common stock under our share repurchase program, $13 million for the repurchase of common stock under our "withhold to cover" program, $340 million in payments on our revolving credit facility and $17 million of principal payments related to our Senior Credit Facility. These decreases were partially offset by $785 million in borrowings related to our revolving credit facility and $5 million in net proceeds from the issuance of common stock. See Note 11 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

U.K. pension obligation. We have recognized on our consolidated balance sheets a funding deficit of approximately $15 million (calculated as the excess of the projected benefit obligations over the fair value of plan assets) as of December 29, 2023) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the year ended December 29, 2023 is $9 million for our defined benefit plan in the U.K. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 29, 2023. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million (approximately $42 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility in regards to meeting our capital needs. Refer to Note 20 "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements for further discussion on our sales of receivables.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 11 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Senior Notes

Information relating to our Senior Notes is described in Note 11 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Convertible Senior Notes

On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with the option counterparties. In 2023, we settled our outstanding Convertible Notes and corresponding Note Hedge and unwound the warrants.

For more information relating to our Convertible Notes, Note Hedge Transactions and Warrant Transactions, refer to Note 11 "Debt and Other Credit Facilities" and Note 22 "Cash Election and Repurchase of Convertible Notes and Warrant Unwind Agreements" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Off-Balance Sheet Arrangements

Letters of credit, surety bonds and guarantees. In the ordinary course of business, we may enter into various arrangements providing financial or performance assurance to customers on behalf of certain consolidated and unconsolidated subsidiaries, joint ventures and other jointly executed contracts. Such off-balance sheet arrangements include letters of credit, surety bonds and corporate guarantees to support the creditworthiness or project execution commitments of these entities and typically have various expiration dates ranging from mechanical completion of the project being constructed to a period beyond completion in certain circumstances such as for warranties. We may also guarantee that a project, once completed, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential amount of future payments that we could be required to make under an outstanding performance arrangement is typically the remaining estimated cost of work to be performed by or on behalf of third parties. For cost-reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete the project. If costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, subcontractors or vendors for claims.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of December 29, 2023, we had no material guarantees of the work or obligations of third parties recorded.
As of December 29, 2023, we had $1 billion in a committed line of credit on the Revolver under our Senior Credit Facility and $392 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of December 29, 2023, with respect to our Revolver, we had $505 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $392 million of bilateral and uncommitted lines of credit, we utilized $298 million for letters of credit as of December 29, 2023. The total remaining capacity of these committed and uncommitted lines of credit was approximately $575 million. Information relating to our letters of credit is described in Note 11 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Contractual Obligations and Commitments

Significant contractual obligations and commercial commitments as of December 29, 2023 are as follows:

	Payments Due
Dollars in millions	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations (a)	$31	$31	$1,054	$485	$250	$—	$1,851
Interest (a) (b)	95	107	95	13	12	—	322
Operating leases	55	49	36	31	30	70	271
Finance leases	12	7	1	1	1	—	22
Pension funding obligation (c)	42	41	41	41	15	—	180
Purchase obligations (d)	51	35	11	6	—	—	103
Total (e)	$286	$270	$1,238	$577	$308	$70	$2,749

(a)Subsequent to December 29, 2023, we entered into Amendment No.11 and Amendment No.12 to our Credit Agreement. See Note 11 "Debt and Other Credit Facilities" for additional information.
(b)Determined based on long-term debt borrowings outstanding at the end of 2023 using the interest rates in effect for the individual borrowings as of December 29, 2023, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.
(c)Included in our pension funding obligations are payments related to our agreement with the trustees of our U.K. pension plan. The agreement for this plan calls for minimum annual contributions of £33 million ($42 million at current exchange rates) from 2024 through the next valuation.
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
(e)We have excluded uncertain tax positions totaling $74 million as of December 29, 2023. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 12 to our consolidated financial statements for further discussion on income taxes.

Transactions with Joint Ventures

In the normal course of business, we form incorporated and unincorporated joint ventures to execute projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work only to the extent the joint venture's scope of work to the end customer is complete. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 9 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 21 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 6, 13 and 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

Contract Revenue and Contract Estimates. Our policy on revenue recognition is provided in Note 1 to our consolidated financial statements for the year ended December 29, 2023 and is also applied to the revenues of our equity method investments included in equity in earnings of unconsolidated affiliates. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts we recognize revenue when services are performed which generally coincides with our ability to bill.

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

Goodwill and Intangible Assets. Goodwill is tested annually for possible impairment as of the first day of the fourth fiscal quarter within our fiscal year, and on an interim basis when indicators of possible impairment exist. For purposes of impairment testing, goodwill is assigned to the applicable reporting units based on our current reporting structure. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

While we have the option to proceed directly to the quantitative test, for 2023, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in 2023.

Deferred Taxes, Valuation Allowances and Tax Contingencies. As discussed in Note 12 to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of the timing and character of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, income available from carryback years and available tax planning strategies that could be implemented to realize the net deferred tax assets. To arrive at our forecast of the timing and character of future taxable income, we use estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future operating margins. These estimates can entail varying degrees of judgment based upon the amount of deferred tax assets assessed and length of the carryforward period.

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with ASC 740. Available evidence includes historical financial information supplemented by currently available information about future years. Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment. We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most recent twelve quarters to be significant positive evidence that a valuation allowance may not be required. Changes in the amount, timing and character of our forecasted taxable income could have a significant impact of our ability to utilize deferred tax assets and related valuation allowance.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate future taxable income of at least $333 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate future taxable income of at least $933 million. Changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

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
Legal, Investigation and Other Contingent Matters. We record liabilities for loss contingencies when it is probable that a liability has been incurred and the amount is reasonably estimable. We disclose matters when we believe a material loss is at least reasonably possible but not probable or if the loss is not reasonably estimable but probable and is expected to be material to our financial statements. Generally, our estimates related to these matters are developed in consultation with internal and external legal counsel. Our estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The precision of these estimates and the likelihood of future changes depend on a number of underlying assumptions and a range of possible outcomes. When possible, we attempt to resolve these matters through settlements, mediation and arbitration proceedings. If the actual settlement costs, final judgments or fines differ from our estimates, our future financial results may be materially and adversely affected. We record adjustments to our initial estimates of these types of contingencies in the periods when the change in estimate is identified. All legal expenses associated with these matters are expensed as incurred. See Notes 6, 13 and 14 to our consolidated financial statements for further discussion of our significant legal, investigation and other contingent matters.

Pensions. Our pension benefit obligations and expenses are calculated using actuarial models and methods. The most critical assumption and estimate used in the actuarial calculations is the discount rate for determining the current value of benefit obligations. Other assumptions and estimates used in determining benefit obligations and plan expenses include expected rate of return on plan assets, inflation rates and demographic factors such as retirement age, mortality and turnover. These assumptions and estimates are evaluated periodically and are updated accordingly to reflect our actual experience and expectations.

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

The discount rate used to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 4.70% at December 29, 2023 from 4.91% at December 31, 2022. The discount rate used to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 96% of all pension plans, decreased to 4.79% at December 29, 2023 from 5.00% at December 31, 2022. Our expected long-term rates of return on plan assets utilized at the measurement date increased to 6.64% from 6.63% for our U.S. pension plans and increased to 6.79% from 6.00% for our U.K. pension plans, for the years ended December 29, 2023 and December 31, 2022, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in 2024		Pension Benefit Obligation at December 29, 2023
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$—	$1	$38
25-basis-point increase in discount rate	$—	$—	$(1)	$(37)
25-basis-point decrease in expected long-term rate of return	$—	$4	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(4)	N/A	N/A

Unrecognized actuarial gains and losses are recognized using the corridor method over a period of approximately 22 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized net actuarial loss in accumulated other comprehensive loss at December 29, 2023 was $872 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, changes in the legislative or regulatory environment, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension expense and expected return on plan assets are discussed in Note 10 in the accompanying consolidated financial statements.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. Within other non-operating income (expense) on our consolidated statements of operations, we recorded a net loss of $6 million for the year ended December 29, 2023, a net gain of $4 million for the year ended December 31, 2022 and a net loss of $8 million for the year ended December 31, 2021 . The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information, see Note 20 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $505 million of borrowings issued under the Revolver as of December 29, 2023. Additionally, we had $1,096 million outstanding under the term loan portions of the Senior Credit Facility as of December 29, 2023. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 11 "Debt and Other Credit Facilities" to our consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the year ended December 29, 2023, we amended all of our existing interest rate swap agreements to term SOFR effective March 2023. In March 2023, we entered into additional USD denominated interest rate swap agreements with a notional value of $205 million effective April 2023 and expiring January 2027. We will receive SOFR and pay a fixed rate of 3.61%. We also entered into GBP denominated amortizing swaps with an initial notional value of £118 million that are effective April 2023 and expire in November 2026. As of December 29, 2023, the notional value of the GBP denominated amortizing swaps was £116 million. We will receive SONIA and pay a fixed rate of 3.81% for the term of the swaps. Additionally, in November 2023, the notional value of our September 2022 interest rate swap agreement expiring January 2027 increased to $350 million. We will receive SOFR and pay a fixed rate of 3.43%. The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at December 29, 2023 was a $36 million net asset, of which $24 million is included in other current assets, $18 million is included in other assets and $6 million is included in other liabilities. Information relating to our portfolio of interest rate swaps is described in Note 20 "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements, which is incorporated by reference into this Item 7A.

At December 29, 2023, we had fixed rate debt aggregating $1,353 million and variable rate debt aggregating $498 million, after taking into account the effects of the interest rate swaps that were effective at December 29, 2023. Our weighted average interest rate for the year ended December 29, 2023 was 5.81%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of December 29, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of December 29, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Contract revenue and contract cost estimates
As described in Note 1 to the consolidated financial statements, a portion of the Company’s revenue and equity in earnings of unconsolidated affiliates is derived from contracts with revenue recognized over time using the cost-to-cost method to measure progress. Revenue recognition under this method requires judgments to prepare estimates of total contract costs, specifically assumptions related to estimated labor costs, and total contract revenue, including amounts related to contractually allowable costs.

We identified the evaluation of total contract costs and total contract revenues for certain contracts as a critical audit matter. Evaluating the Company’s estimates of total contract costs for certain contracts involves auditor judgment given the variability and uncertainty associated with estimating costs, including estimated labor costs, to be incurred over the contract period. Evaluating the Company’s estimates of total contract revenue for certain contracts requires an evaluation of subjective assumptions, including those related to contractually allowable costs.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating total contract costs, specifically assumptions related to estimated labor costs, and total contract revenue, including amounts related to contractually allowable costs. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimated project margins to actual results. To assess the reasonableness of these estimates, we performed audit procedures including:
•obtaining and reading contractual documents with customers;

•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias;

•analyzing underlying documentation for a selection of labor costs;

•performing sensitivity analyses on labor costs; and

•comparing allowable cost assumptions to contract terms and considering historical results and trends

Election to use cash as the method to settle Convertible Notes and Note Hedge
As discussed in Notes 11 and 22 to the consolidated financial statements, in April 2023, the Company elected cash as the settlement method (the election) to settle the Convertible Notes and Note Hedge. The election caused the Convertible Notes’ conversion option to be recognized at fair value separate from the Convertible Notes, caused a discount to be recognized on the Convertible Notes, and caused the Note Hedge to be recognized at fair value outside of permanent equity.
We identified the evaluation of the Company’s determination of the accounting treatment associated with the election as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the Company’s accounting treatment due to the complexity of the relevant accounting guidance.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the accounting treatment associated with the election. We assessed the Company’s accounting treatment by:
•obtaining and reading the underlying agreements, related amendments, and cash election notice to understand the contractual requirements and features requiring accounting analysis;

•inquiring of management to obtain an understanding of the scope of the election and to understand the election’s business purpose; and

•evaluating whether the contractual requirements, including those established by the cash election notice, were properly accounted for pursuant to the relevant accounting guidance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Houston, Texas
February 20, 2024

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Year Ended
	December 29,	December 31,	December 31,
	2023	2022	2021

Revenues	$6,956	$6,564	$7,339
Cost of revenues	(5,979)	(5,736)	(6,533)
Gross profit	977	828	806
Equity in earnings (losses) of unconsolidated affiliates	114	(80)	(170)
Selling, general and administrative expenses	(488)	(420)	(393)
Legal settlement of legacy matter	(144)	—	—
Gain (loss) on disposition of assets and investments	(7)	19	2
Other	(4)	(4)	(14)
Operating income	448	343	231
Interest expense	(115)	(87)	(80)
Unrealized gain on other investment	—	16	4
Charges associated with Convertible Notes	(494)	—	—	—
Other non-operating income (expense)	(5)	12	(9)
Income (loss) before income taxes	(166)	284	146
Provision for income taxes	(95)	(92)	(111)
Net income (loss)	(261)	192	35
Less: Net income attributable to noncontrolling interests	4	2	8
Net income (loss) attributable to KBR	$(265)	$190	$27
Net income (loss) attributable to KBR per share
Basic	$(1.96)	$1.36	$0.19
Diluted	$(1.96)	$1.26	$0.19
Basic weighted average common shares outstanding	135	139	140
Diluted weighted average common shares outstanding	135	156	141
Cash dividends declared per share	$0.54	$0.48	$0.44

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended,
	December 29,	December 31,	December 31,
	2023	2022	2021

Net income (loss)	$(261)	$192	$35
Other comprehensive income (loss):
Foreign currency translation adjustments	52	(56)	(4)
Pension and post-retirement benefits	(101)	17	227
Changes in fair value of derivatives	(12)	53	31
Other comprehensive (loss) income	(61)	14	254
Income tax (expense) benefit:
Foreign currency translation adjustments	—	—	(1)
Pension and post-retirement benefits	25	(4)	(44)
Changes in fair value of derivatives	3	(11)	(7)
Income tax (expense) benefit	28	(15)	(52)
Other comprehensive (loss) income, net of tax	(33)	(1)	202
Comprehensive income (loss)	(294)	191	237
Less: Comprehensive income attributable to noncontrolling interests	4	2	8
Comprehensive income (loss) attributable to KBR	$(298)	$189	$229
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	December 29,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$304	$389
Accounts receivable, net of allowance for credit losses of $8 and $9	981	942
Contract assets	177	252
Other current assets	189	164
Total current assets	1,651	1,747
Pension assets	—	46
Property, plant, and equipment, net of accumulated depreciation of $458 and $417 (including net PPE of $36 and $22 owned by a variable interest entity)	239	182
Operating lease right-of-use assets	138	164
Goodwill	2,109	2,087
Intangible assets, net of accumulated amortization of $382 and $332	618	645
Equity in and advances to unconsolidated affiliates	206	188
Deferred income taxes	239	213
Other assets	365	294
Total assets	$5,565	$5,566
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$593	$637
Contract liabilities	359	275
Accrued salaries, wages and benefits	340	325
Current maturities of long-term debt	31	364
Other current liabilities	249	220
Total current liabilities	1,572	1,821
Employee compensation and benefits	120	105
Income tax payable	106	117
Deferred income taxes	106	92
Long-term debt	1,801	1,376
Operating lease liabilities	176	193
Other liabilities	290	230
Total liabilities	4,171	3,934
Commitments and Contingencies (Notes 6, 13 and 14)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 181,713,586 and 180,807,960 shares issued, and 135,067,562 and 136,505,145 shares outstanding, respectively	—	—
Paid-in capital in excess of par	2,505	2,235
Retained earnings	1,072	1,410
Treasury stock, 46,646,024 shares and 44,302,815 shares, at cost, respectively	(1,279)	(1,143)
Accumulated other comprehensive loss	(915)	(882)
Total KBR shareholders’ equity	1,383	1,620
Noncontrolling interests	11	12
Total shareholders’ equity	1,394	1,632
Total liabilities and shareholders’ equity	$5,565	$5,566
.
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2020	$1,582	$2,177	$1,323	$(864)	$(1,083)	$29
Share-based compensation	12	12	—	—	—	—
Common stock issued upon exercise of stock options	12	12	—	—	—	—
Dividends declared to shareholders ($0.44/share)	(63)	—	(63)	—	—	—
Repurchases of common stock	(82)	—	—	(82)	—	—
Issuance of ESPP shares	4	1	—	3	—	—
Distributions to noncontrolling interests	(23)	—	—	—	—	(23)
Other	4	4	—	—	—	—
Net income	35	—	27	—	—	8
Other comprehensive income, net of tax	202	—	—	—	202	—
Balance at December 31, 2021	$1,683	$2,206	$1,287	$(943)	$(881)	$14
Share-based compensation	21	21	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.48/share)	(67)	—	(67)	—	—	—
Repurchases of common stock	(203)	—	—	(203)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Investments by noncontrolling interests	3	—	—	—	—	3
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other noncontrolling interests activity	(3)	—	—	—	—	(3)
Net income	192	—	190	—	—	2
Other comprehensive loss, net of tax	(1)	—	—	—	(1)	—
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	20	20	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.54/share)	(73)	—	(73)	—	—	—
Repurchases of common stock	(138)	—	—	(138)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Convertible Notes Transactions	242	242	—	—	—	—
Other noncontrolling interests activity	—	—	—	(1)	—	1
Net income	(261)	—	(265)	—	—	4
Other comprehensive income (loss), net of tax	(33)	—	—	—	(33)	—
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended,
	December 29,	December 31,	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(261)	$192	$35
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Charges associated with Convertible Notes	494	—	—
Depreciation and amortization	141	137	146
Equity in (earnings) losses of unconsolidated affiliates	(114)	80	170
Deferred income tax (benefit) expense	14	37	47
Loss (gain) on disposition of assets	7	(19)	(2)
Unrealized gain on other investment	—	(16)	(4)
Other	46	33	50
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for credit losses	(32)	455	(476)
Contract assets	44	(30)	(48)
Accounts payable	(49)	(376)	447
Contract liabilities	82	(25)	(17)
Accrued salaries, wages and benefits	22	16	38
Payments on operating lease liabilities	(65)	(63)	(59)
Payments from unconsolidated affiliates, net	18	14	17
Distributions of earnings from unconsolidated affiliates	74	66	47
Pension funding	(9)	(74)	(46)
Restructuring reserve	(9)	(13)	(26)
Other assets and liabilities	(72)	(18)	(41)
Total cash flows provided by operating activities	$331	$396	$278
Cash flows from investing activities:
Purchases of property, plant and equipment	(80)	(71)	(30)
Net proceeds from sale of assets or investments	—	47	44
Return of (investments in) equity method joint ventures, net	60	198	(29)
Acquisitions of businesses, net of cash acquired	—	(73)	(399)
Funding in other investment	(39)	(61)	(7)
Other	(11)	(3)	(7)
Total cash flows (used in) provided by investing activities	$(70)	$37	$(428)

	Year Ended,
	December 29,	December 31,	December 31,
	2023	2022	2021
Cash flows from financing activities:
Borrowings on short-term and long-term debt	785	58	290
Payments on short-term and long-term debt	(17)	(16)	(15)
Payments on settlement of warrants	(217)	—	—
Proceeds from the settlement of note hedge	493	—	—
Payments to settle Convertible Notes	(843)	—	—
Payments on revolving credit facility	(340)	(158)	(16)
Debt issuance costs	—	(6)	(3)
Payments of dividends to shareholders	(72)	(66)	(61)
Net proceeds from issuance of common stock	5	5	12
Payments to reacquire common stock	(138)	(203)	(82)
Distributions to noncontrolling interests	(6)	(4)	(23)
Other	(9)	(9)	(15)
Total cash flows (used in) provided by financing activities	$(359)	$(399)	$87
Effect of exchange rate changes on cash	13	(15)	(3)
(Decrease) increase in cash and cash equivalents	(85)	19	(66)
Cash and equivalents at beginning of period	389	370	436
Cash and equivalents at end of period	$304	$389	$370
Supplemental disclosure of cash flows information:
Cash paid for interest	$102	$66	$63
Cash paid for income taxes (net of refunds)	$52	$47	$49
Noncash investing activities
Leasehold improvements paid by landlord	$9	$6	$—
Accrued but unpaid purchases of property, plant and equipment	$3	$5	$—
Noncash financing activities
Dividends declared	$18	$16	$15
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 9 to our consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with current period presentation.

Basis of Presentation

On December 13, 2022, the Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52 – 53 week year ending on the Friday closest to December 31, effective as of the commencement of the Company's fiscal year on January 1, 2023. In a 52 week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53 week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53 week fiscal year will occur in fiscal year 2024. The Company made the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change will impact the prior year comparability of each of the fiscal quarters and the annual period for the year ending December 29, 2023; however, the impact will not be material. The Company believes this change will improve comparability between periods by eliminating the year-over-year variability in calendar month productive days and provide a more consistent reporting cadence for operational leaders to aid in strategic decision making.

Due to this change in fiscal year, our fiscal year ended on December 29 in 2023 as compared to December 31 in 2022. The years ended December 29, 2023 and December 31, 2022 contained 363 days and 365 days, respectively.

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

Revenue Recognition

We, and our equity method investments, recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied, which occurs with the transfer of control of the goods or services to the customer.

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

Fixed-price contracts also include unit-rate contracts. Under fixed-price contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Fixed-price contracts entail risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Unit-rate contracts are essentially fixed-price contracts with the only variable being units of work to be performed. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Under cost-reimbursable contracts, the price is generally variable based upon our actual allowable costs incurred for materials, equipment, reimbursable labor hours, overhead and G&A expenses. Profit on cost-reimbursable contracts may be in the form of a fixed fee or a mark-up applied to costs incurred, or a combination of the two. The fee may also be an incentive fee based on performance indicators, milestones or targets and can be based on customer discretion or in form of an award fee determined based on customer evaluation of the Company's performance against contractual criteria. Cost-reimbursable contracts may also provide for a guaranteed maximum price where the total fee plus the total cost cannot exceed an agreed upon guaranteed maximum price. Cost-reimbursable contracts are generally less risky because the owner/customer retains many of the project risks, however it requires us to use our best efforts to accomplish the scope of the work within a specified time and budget. Cost-reimbursable contracts with the U.S. government are subject to the FAR and are competitively priced based on estimated or actual costs of providing the contractual goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Pricing for non-U.S. government agencies and commercial customers, including the types of costs that are allowable, is based on specific negotiations with each customer.

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

Contract Assets and Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time using the percentage-of-completion method. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the percentage-of-completion method of revenue recognition is used, and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized as well as deferred revenue.

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

Accounts Receivable

Accounts receivable include amounts billed and currently due from customers, amounts billable where the right to consideration is unconditional and amounts unbilled. Amounts billed and unbilled are recognized at estimated realizable value and consist of costs and fees, substantially all of which are expected to be billed and collected within one year. Unbilled amounts also include rate variances that are billable upon negotiation of final indirect rates with the DCAA.
We establish an allowance for credit losses based on the assessment of our clients' ability to pay. In addition to such allowances, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.
Additionally, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under Transfers and Servicing (Topic 860) as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amount. See Note 20 to our consolidated financial statements for our further information on sales of receivables.
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

For 2023, 2022 and 2021, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in 2023, 2022 and 2021. See Note 8 to our consolidated financial statements for reported goodwill in each of our segments.

We had intangible assets with net carrying values of $618 million and $645 million as of December 29, 2023 and December 31, 2022, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During the years ended December 29, 2023, December 31, 2022 and December 31, 2021, there were no triggering events identified. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 8 to our consolidated financial statements for further discussion of our intangible assets.

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

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 9 to our consolidated financial statements for our discussion on equity method investments.

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

We perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support. See Note 9 to our consolidated financial statements for our discussion on variable interest entities.

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

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity funds and securities, fixed income funds and securities, hedge funds, real estate and other funds.

As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country, participant demographics or economic environment.

Unrecognized actuarial gains and losses are recognized using the corridor method over a period of approximately 22 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense.

Income Taxes

We recognize the amount of taxes payable or refundable for the year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will not be realized. See Note 12 to our consolidated financial statements for our discussion on income taxes.

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

Revenues and percentage of consolidated revenues from major customers:
	Year ended,
	December 29,		December 31,		December 31,
Dollars in millions	2023		2022		2021
U.S. government	$4,000	58%	$4,034	61%	$5,122	70%
U.K. government	$634	9%	$584	9%	$508	7%

Accounts receivable and percentage of consolidated accounts receivable from major customers:

	December 29,		December 31,
Dollars in millions	2023		2022
U.S. government	$480	49%	$501	53%
U.K. government	$71	7%	$58	6%

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

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares of common stock we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 3 years. If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows. See Note 18 to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Impact of Adoption of New Accounting Standards

In 2017, the United Kingdom's Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR), which have been widely used as reference rates for various securities and financial contracts, including loans, debts and derivatives. The Financial Conduct Authority continued to publish some USD LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) through June 30, 2023. As of December 29, 2023, all of our debt instruments that referenced LIBOR base rates have been amended to utilize SOFR or SOFR-based reference borrowing rates. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, which now governs our derivatives following the final termination of USD LIBOR index benchmark. ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended, helped limit the accounting impact from contract modifications, including hedging relationships, due to the transition from LIBOR to alternative reference rates that were completed by December 31, 2022. This deadline was extended to December 31, 2024 pursuant to ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. We elected to apply the optional expedient in ASC 848 in connection with transitioning our interest rate swaps from LIBOR to term SOFR that allowed the amended swaps to be considered as a continuation of the existing hedges. As a result, the reference rate transition did not have an impact on our hedge accounting or a material impact to our consolidated financial statements. Additionally, the transition of our Senior Credit Facility from LIBOR to an alternate reference rate, did not have a significant impact to our financial results, financial position or cash flows as we elected to apply the optional expedients.

Additional Balance Sheet Information

Other Current Assets. The components of other current assets on our consolidated balance sheets as of December 29, 2023 and December 31, 2022 are presented below:

	December 29,	December 31,
Dollars in millions	2023	2022
Prepaid expenses	$83	$67
Value-added tax receivable	33	24
Advances to subcontractors	7	18
Other miscellaneous assets	66	55
Total other current assets	$189	$164

Other Current Liabilities. The components of other current liabilities on our consolidated balance sheets as of December 29, 2023 and December 31, 2022 are presented below:

	December 29,	December 31,
Dollars in millions	2023	2022
Value-added tax payable	$41	$32
Operating lease liabilities	48	48
Dividend payable	18	17
Derivative Liability - Warrants	33	—
Other miscellaneous liabilities	109	123
Total other current liabilities	$249	$220

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

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 80 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.

Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
Operations and Balance Sheet Information by Reportable Segment
The following table presents operations and balance sheet information by reportable segment. Assets specific to business segments include receivables, contract assets, other current assets, claims and accounts receivable, certain identified property, plant and equipment, equity in and advances to related companies and goodwill. The remaining assets, such as cash and the remaining property, plant and equipment, are considered to be shared among the business segments and are therefore reported in "Other."

	Government Solutions	Sustainable Technology Solutions	Other	Total
Dollars in millions
December 29, 2023
Revenue	$5,353	$1,603	$—	$6,956
Equity in earnings (losses) of unconsolidated affiliates	42	72	—	114
Operating income (loss)	285	324	(161)	448
Depreciation and amortization	96	19	26	141
Total Assets	3,737	996	832	5,565
December 31, 2022
Revenue	$5,320	$1,244	$—	$6,564
Equity in earnings (losses) of unconsolidated affiliates	27	(107)	—	(80)
Operating income (loss)	441	47	(145)	343
Depreciation and amortization	95	14	28	137
Total Assets	3,735	915	916	5,566
December 31, 2021
Revenue	$6,149	$1,190	$—	$7,339
Equity in earnings (losses) of unconsolidated affiliates	29	(199)	—	(170)
Operating income (loss)	414	(30)	(153)	231
Depreciation and amortization	108	16	22	146
Selected Geographic Information

Long-lived assets by country are determined based on the location of tangible assets.

	December 29,	December 31,
Dollars in millions	2023	2022
Property, plant & equipment, net:
United States	$138	$103
United Kingdom	39	41
Other	62	38
Total	$239	$182

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Year Ended
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021

Government Solutions
Science & Space	$1,127	$1,055	$1,018
Defense & Intel	1,575	1,509	1,475
Readiness & Sustainment	1,495	1,639	2,644
International	1,156	1,117	1,012
Total Government Solutions	5,353	5,320	6,149

Sustainable Technology Solutions	1,603	1,244	1,190

Total revenue	$6,956	$6,564	$7,339

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force, and is reported as International.

Revenue by geographic destination was as follows:

	Year Ended December 29, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$3,096	$521	$3,617
Europe	1,569	247	1,816
Middle East	140	388	528
Australia	403	93	496
Africa	70	106	176
Asia	17	152	169
Other countries	58	96	154
Total revenue	$5,353	$1,603	$6,956

	Year Ended December 31, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$3,264	$469	$3,733
Europe	1,351	216	1,567
Middle East	157	249	406
Australia	392	45	437
Africa	86	63	149
Asia	14	154	168
Other countries	56	48	104
Total revenue	$5,320	$1,244	$6,564

	Year Ended December 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$4,493	$430	$4,923
Europe	762	223	985
Middle East	393	197	590
Australia	351	16	367
Africa	87	92	179
Asia	7	192	199
Other countries	56	40	96
Total revenue	$6,149	$1,190	$7,339

Our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended December 29, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost-Reimbursable	$3,287	$—	$3,287
Time-and-Materials	1,023	989	$2,012
Fixed-Price	1,043	614	$1,657
Total revenue	$5,353	$1,603	$6,956

	Year Ended December 31, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost-Reimbursable	$3,293	$—	$3,293
Time-and-Materials	973	770	1,743
Fixed-Price	1,054	474	1,528
Total revenue	$5,320	$1,244	$6,564

	Year Ended December 31, 2021
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$4,175	$—	$4,175
Time-and-Materials	903	739	1,642
Fixed Price	1,071	451	1,522
Total revenue	$6,149	$1,190	$7,339

Performance Obligations

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $15 million, $49 million and $19 million for the years ended December 29, 2023, December 31, 2022 and December 31, 2021, respectively.

On December 29, 2023, we had $12.7 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 34% of our remaining performance obligations as revenue within one year, 39% in years two through five and 27% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of December 29, 2023.

Contract Assets and Contract Liabilities

Contract assets were $177 million and $252 million and contract liabilities were $359 million and $275 million, at December 29, 2023 and December 31, 2022, respectively. The decrease in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The increase in contract liabilities was due to the timing of advance payments and revenue recognized during the period. We recognized revenue of $202 million for the year ended December 29, 2023, which was previously included in the contract liability balance at December 31, 2022.

Accounts Receivable

	December 29,	December 31,
Dollars in millions	2023	2022
Unbilled	$519	$486
Trade & other	462	456
Accounts receivable, net	$981	$942

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

The components of our cash and cash equivalents balance are as follows:

	December 29, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$122	$36	$158
Short-term investments (c)	6	8	14
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	111	21	132
Total	$239	$65	$304

	December 31, 2022
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$251	$25	$276
Short-term investments (c)	4	2	6
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	99	8	107
Total	$354	$35	$389

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
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $83 million and $46 million as of December 29, 2023 and December 31, 2022, respectively.

Note 6. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts that has been recorded to date are as follows:

Dollars in millions	2023	2022
Amounts included in project estimates-at-completion at January 1,	$48	$426
Net increase (decrease) in project estimates	26	(114)
Approved change orders	—	(271)
Foreign currency impact	—	7
Amounts included in project-related estimates-at-completion at end of fiscal year	$74	$48
The balance as of December 29, 2023 primarily relates to projects in our Government Solutions segment.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity and ongoing resolution of legacy projects and legal matters, including any new or ongoing dispute with our business partners and others in our supply chain. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues and costs in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

During the year ended December 31, 2022 within our STS business segment, we recognized a non-cash charge to equity in earnings of unconsolidated affiliates of $137 million as a result of changes in estimates on the Ichthys LNG Project in connection with a settlement agreement (the "Subcontractor Settlement Agreement") entered into to resolve outstanding claims and disputes between JKC and the consortium of subcontractors. Additionally, during the year ended December 31, 2022, within our GS business segment, we recorded a charge to equity in earnings of unconsolidated affiliates on a joint venture acquired from a historical GS acquisition of $10 million based on our funding obligations of projected losses. This joint venture was divested in the fourth quarter of 2022.

Sanctions and trade control measures were implemented against Russia due to the ongoing conflict between Russia and Ukraine. These measures impacted our ability to operate in the region as we carried out efforts to wind down our operations in Russia. During the year ended December 31, 2022, we recognized an unfavorable change of $16 million in gross profit and incurred $6 million in severance and asset impairments costs associated with our winding down of operations in Russia. During the year ended December 29, 2023, we recognized a loss on disposition of assets and investments of $7 million related to the sale of our operations in Russia. This loss was primarily due to $10 million in accumulated foreign currency adjustments that were reclassified to the statement of operations from AOCL.

Note 7. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	December 29,	December 31,
Dollars in millions		2023	2022
Land	N/A	$5	$4
Buildings and property improvements	1-35	151	120
Equipment and other	1-25	541	475
Total		697	599
Less accumulated depreciation		(458)	(417)
Net property, plant and equipment		$239	$182

Property, plant and equipment includes approximately $48 million and $40 million of equipment and other assets under finance lease obligations as of December 29, 2023, and December 31, 2022, respectively. Depreciation expense, including amortization expense for finance ROU assets, was $50 million, $40 million and $42 million for the years ended December 29, 2023, December 31, 2022 and December 31, 2021, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 29, 2023 and December 31, 2022 were as follows:

Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Balance as of January 1, 2022	$1,890	$170	$2,060
Goodwill acquired during the period (Note 4)	68	—	68
Foreign currency translation	(40)	(1)	(41)
Balance as of January 1, 2023	$1,918	$169	$2,087
Foreign currency translation	22	—	22
Balance as of December 29, 2023	$1,940	$169	$2,109

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

Dollars in millions	December 29, 2023
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	12	553	(184)	369
Developed technologies	17	82	(43)	39
Contract backlog	17	291	(140)	151
Other	13	24	(15)	9
Total intangible assets		$1,000	$(382)	$618

	December 31, 2022
	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	13	548	(153)	395
Developed technologies	19	78	(41)	37
Contract backlog	18	278	(124)	154
Other	14	23	(14)	9
Total intangible assets		$977	$(332)	$645

Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. During the years ended December 29, 2023, December 31, 2022 and December 31, 2021, no impairments related to our intangible assets were recorded.
Our intangibles amortization expense is presented below:

	Year Ended
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
Intangibles amortization expense	$45	$50	$66

Our expected intangibles amortization expense for the next five years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2024	$43
2025	$43
2026	$43
2027	$43
2028	$42
Beyond 2028	$354

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	December 29,	December 31,
Dollars in millions	2023	2022
Beginning balance at January 1,	$188	$576
Equity in earnings (losses) of unconsolidated affiliates (a)	114	(80)
Distributions of earnings of unconsolidated affiliates (b)	(63)	(53)
Payments from unconsolidated affiliates, net	(18)	(14)
(Return of) investments in equity method investment, net (c)	(60)	(198)
Sale of equity method investment (d) (a)	—	(31)
Foreign currency translation adjustments	3	(15)
Other (e)	42	3
Ending balance	$206	$188

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
(b)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our consolidated statements of cash flows.
(c)During the year ended December 29, 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement. For the year ended December 31, 2022, we received a return of investment from JKC of approximately $190 million related to the first payment from the Subcontractor Settlement Agreement and from BRIS of $10 million as our cumulative distributions from inception of the joint venture exceeded our cumulative earnings.
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
(e)During the year ended December 29, 2023, Other included the reclassification of the net liability position of $47 million related to our investment in JKC. The net liability position is attributed to our proportionate share of the provision that JKC continues to maintain for the paint and insulation claims against the insurer and paint manufacturer, partially offset by certain tax benefits.

Equity Method Investments

Brown & Root Industrial Services Joint Venture. The Brown & Root Industrial Services joint venture offers engineering, construction and reliability-driven maintenance services for the refinery, petrochemical, chemical, specialty chemicals and fertilizer markets. Our interest in this venture is accounted for using the equity method and we have determined that the Brown & Root Industrial Services joint venture is not a VIE. Results from this joint venture are included in our STS business segment.

Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheet

	December 29,	December 31,
Dollars in millions	2023	2022
Current assets	$2,838	$1,576
Noncurrent assets	1,662	1,717
Total assets	$4,500	$3,293

Current liabilities	$2,493	$1,105
Noncurrent liabilities	1,898	1,914
Total liabilities	$4,391	$3,019

Statements of Operations

	Years Ended
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
Revenues	$5,873	$3,175	$1,294
Operating income (loss)	$264	$(325)	$(650)
Net income (loss)	$242	$(321)	$(698)

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

	December 29, 2023
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$4	$2
Aspire Defence Limited	$91	$7
JKC joint venture (Ichthys LNG project)	$—	$48
Plaquemines LNG project	$82	$72

Dollars in millions	December 31, 2022
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$9	$3
Aspire Defence Limited	$87	$7
JKC joint venture (Ichthys LNG project)	$15	$—
Plaquemines LNG project	$23	$36

Affinity. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities. We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of December 29, 2023.

Aspire Defence project. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity. We account for our interest in Aspire Defence Limited using the equity method of accounting. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities less unearned revenues to be provided to these entities as of December 29, 2023.
Ichthys LNG project. The Ichthys LNG project, a project to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia, is being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting. At December 29, 2023, our assets and liabilities associated with our investment in JKC recorded in our consolidated balance sheets under our STS business segment were $0 million and $48 million, respectively. The liability of $48 million is primarily related to the net liability position associated with our investment in JKC. These assets include estimated recoveries of claims against suppliers and insurers. See Note 6 to our consolidated financial statements for further discussion on claims related to this project.

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

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the years ended December 29, 2023, December 31, 2022 and December 31, 2021, our revenues included $567 million, $413 million and $361 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures and undistributed earnings for the years ended December 29, 2023 and December 31, 2022 are as follows:

	December 29,	December 31,
Dollars in millions	2023	2022
Accounts receivable, net of allowance for doubtful accounts (a)	$103	$56
Other current assets	$—	$12
Contract liabilities (a)	$89	$39

(a)Accounts receivable and contract liabilities primarily related to joint ventures within our STS business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	December 29, 2023
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$7	$3
Aspire Defence subcontracting entities (Aspire Defence project)	$394	$206
HomeSafe	$72	$61

Dollars in millions	December 31, 2022
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$14	$5
Aspire Defence subcontracting entities (Aspire Defence project)	$385	$196
HomeSafe	$31	$19

Fasttrax Limited project. The Fasttrax joint venture ("Fasttrax") was created to provide to the U.K. MoD a fleet of 91 new HETs capable of carrying a 72-ton Challenger II tank. Fasttrax owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. The current project includes operating and service contracts related to the MoD HET fleet through 2023. Fasttrax's entity structure includes a parent entity and its 100% owned subsidiary, Fasttrax Limited. KBR and its partner each own a 50% interest in the parent entity, which is considered a VIE. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity. Therefore, we consolidate this VIE.

The purchase of the HETs by the joint venture was financed through two series of bonds secured by the assets of Fasttrax Limited and a bridge loan. Assets collateralizing Fasttrax’s senior bonds include cash and cash equivalents of $1 million and net property, plant and equipment of approximately $3 million as of December 29, 2023. The total amount of debt outstanding at December 29, 2023 related to our nonrecourse project-finance debt of this VIE consolidated by KBR was $2 million.

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

Note 10. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $119 million in 2023, $104 million in 2022 and $84 million in 2021.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used December 29 as the measurement date for all plans in 2023 and December 31 as the measurement date for all plans in 2022. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	Overfunded		Underfunded
	United States	Int’l	United States	Int’l
Dollars in millions	2023
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$17	$59	$1,208
Service cost	—	1	—	—
Interest cost	—	1	3	60
Foreign currency exchange rate changes	—	1	—	67
Actuarial (gain) loss (1)	—	(1)	2	15
Other	—	—	—	—
Benefits paid	—	(1)	(6)	(63)
Projected benefit obligations at end of period	$—	$18	$58	$1,287
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$16	$52	$1,251
Actual return on plan assets	—	1	7	12
Employer contributions	—	1	—	8
Foreign currency exchange rate changes	—	1	—	70
Benefits paid	—	(1)	(5)	(64)
Other	—	—	(1)	—
Fair value of plan assets at end of period	$—	$18	$53	$1,277
Funded status	$—	$—	$(5)	$(10)
(1) Actuarial (gains) losses primarily driven by change in discount rates.

	Overfunded		Underfunded
	United States	Int’l	United States	Int’l
Dollars in millions	2022
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$2,066	$74	$35
Service cost	—	1	—	1
Interest cost	—	34	2	1
Foreign currency exchange rate changes	—	(220)	—	(4)
Actuarial gain(1)	—	(614)	(12)	(12)
Other	—	(1)	—	—
Benefits paid	—	(61)	(5)	(1)
Projected benefit obligations at end of period	$—	$1,205	$59	$20
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$1,992	$66	$31
Actual return on plan assets	—	(539)	(9)	(12)
Employer contributions	—	73	—	1
Foreign currency exchange rate changes	—	(213)	—	(3)
Benefits paid	—	(61)	(5)	(1)
Other	—	(1)	—	—
Fair value of plan assets at end of period	$—	$1,251	$52	$16
Funded status	$—	$46	$(7)	$(4)
(1) Actuarial gains primarily driven by change in discount rates.

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $58 million and $59 million as of December 29, 2023 and December 31, 2022, respectively. The ABO for our international pension plans was $1,305 million and $1,225 million as of December 29, 2023 and December 31, 2022, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	2023		2022
Amounts recognized on the consolidated balance sheets
Pension Assets	$—	$—	$—	$46
Other Liabilities	$(5)	$(10)	$(7)	$(4)
Net periodic pension cost for our defined benefit plans included the following components:

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	2023		2022		2021
Components of net periodic benefit cost
Service cost	$—	$1	$—	$2	$—	$3
Interest cost	3	61	2	35	2	33
Expected return on plan assets	(3)	(102)	(3)	(83)	(3)	(87)
Prior service cost amortization	—	1	—	1	—	1
Recognized actuarial loss	1	—	1	23	2	31
Net periodic (benefit) cost	$1	$(39)	$—	$(22)	$1	$(19)

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 29, 2023 and December 31, 2022, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	2023		2022
Unrecognized actuarial loss, net of tax of $7 and $221, $8 and $195, respectively	$15	$629	$16	$552
Total in accumulated other comprehensive loss	$15	$629	$16	$552
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	United States	Int'l	United States	Int'l	United States	Int'l
	2023		2022		2021
Discount rate	4.91%	5.00%	2.45%	1.80%	2.00%	1.40%
Expected return on plan assets	6.63%	5.92%	5.19%	4.73%	5.19%	4.67%
The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

	United States	Int'l	United States	Int'l
	2023		2022
Discount rate	4.70%	4.79%	4.91%	5.00%

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

The target asset allocation for our U.S. and International plans for 2024 is as follows:

	2024 Targeted
	United States	Int'l
Equity funds and securities	52%	14%
Fixed income funds and securities	39%	67%
Hedge funds	—%	—%
Real estate funds	1%	7%
Other	8%	12%
Total	100%	100%

The range of targeted asset allocations for our International plans for 2024 and 2023, by asset class, are as follows:

International Plans	2024 Targeted		2023 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	11%	17%	20%	50%
Fixed income funds and securities	53%	80%	30%	100%
Hedge funds	—%	—%	—%	7%
Real estate funds	6%	9%	—%	10%
Other	10%	15%	—%	35%

The range of targeted asset allocations for our U.S. plans for 2024 and 2023, by asset class, are as follows:

Domestic Plans	2024 Targeted		2023 Targeted
	Percentage Range		Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	62%	41%	62%
Fixed income funds and securities	31%	47%	31%	47%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	7%	10%

ASC 820 - Fair Value Measurement addresses fair value measurements and disclosures, defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. Refer to Note 20 "Financial Instruments and Risk Management" for a description of the primary valuation methodologies and classification used for assets measured at fair value.

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 29, 2023
United States plan assets
Investments measured at net asset value (a)	$53	$—	$—	$—
Cash and equivalents	—	—	—	—
Total United States plan assets	$53	$—	$—	$—
International plan assets
Equities	$51	$—	$—	$51
Fixed income	597	—	597	—
Real estate	1	—	—	1
Cash and cash equivalents	83	83	—	—
Other	62	—	—	62
Investments measured at net asset value (a)	501	—	—	—
Total international plan assets	$1,295	$83	$597	$114
Total plan assets at December 29, 2023	$1,348	$83	$597	$114

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 31, 2022
United States plan assets
Investments measured at net asset value (a)	$52	$—	$—	$—
Cash and equivalents	—	—	—	—
Total United States plan assets	$52	$—	$—	$—
International plan assets
Equities	$60	$—	$—	$60
Fixed income	—	—	—	—
Real estate	1	—	—	1
Cash and cash equivalents	31	31	—	—
Other	52	—	—	52
Investments measured at net asset value (a)	1,123	—	—	—
Total international plan assets	$1,267	$31	$—	$113
Total plan assets at December 31, 2022	$1,319	$31	$—	$113
(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 31, 2021	$137	$88	$—	$1	$48
Return on assets held at end of year	11	7	—	—	4
Return on assets sold during the year	5	—	—	—	5
Purchases, sales and settlements, net	(26)	(26)	—	—	—
Foreign exchange impact	(14)	(9)	—	—	(5)
Balance as of December 31, 2022	$113	$60	$—	$1	$52
Return on assets held at end of year	(6)	(4)	—	—	(2)
Return on assets sold during the year	—	—	—	—	—
Purchases, sales and settlements, net	2	(8)	—	—	10
Foreign exchange impact	5	3	—	—	2
Balance as of December 29, 2023	$114	$51	$—	$1	$62

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. We expect to contribute $42 million to our pension plans in 2024. On October 17, 2022, we made an advance payment to our U.K. pension plan for approximately £29 million of the £33 million required minimum annual contributions for the year ending December 29, 2023.

Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2024	$6	$65
2025	$5	$67
2026	$5	$70
2027	$5	$72
2028	$5	$74
Years 2029 - 2033	$22	$405

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $13 million and $12 million of mutual funds designated for a portion of our employee deferral plan included in other assets on our consolidated balance sheets at December 29, 2023 and December 31, 2022, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $66 million and $57 million as of December 29, 2023 and December 31, 2022, respectively, and are included in employee compensation and benefits in our consolidated balance sheets.

Note 11. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	December 29, 2023	December 31, 2022
Term Loan A	595	398
Term Loan B	501	506
Senior Notes	250	250
Revolver	505	260
Convertible Senior Notes (a)	—	350
Unamortized debt issuance costs and discount - Convertible Senior Notes (a)	—	(2)
Unamortized debt issuance costs - Term Loan A	(8)	(9)
Unamortized debt issuance costs and discount - Term Loan B	(8)	(10)
Unamortized debt issuance costs and discount - Senior Notes	(3)	(3)
Total debt	1,832	1,740
Less: current portion	31	364
Total long-term debt, net of current portion	$1,801	$1,376

(a) The settlement and maturity of the Convertible Senior Notes occurred on November 1, 2023. See "Convertible Senior Notes" section below for additional information.

Senior Credit Facility

We entered into Amendment No. 8 on February 6, 2023, to our existing Credit Agreement, dated as of April 25, 2018, as amended ("Credit Agreement"), consisting of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B" and together with the Revolver and Term Loan A, the "Senior Credit Facility"). Amendment No. 8 (i) replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for the U.S. dollar tranche of Term Loan A and the Revolver and (ii) implements the Company’s recent fiscal year change from a calendar year ending on December 31 to a 52-53 week year ending on the Friday closest to December 31, effective beginning with fiscal year 2023.

We entered into Amendment No. 9 to our Credit Agreement on June 6, 2023. Amendment No. 9 replaces the LIBOR-based reference borrowing rate with a SOFR-based reference borrowing rate for Term Loan B. We entered into Amendment

No. 10 to our Credit Agreement on July 26, 2023. Amendment No. 10 provided for an additional $200 million loan tranche under Term Loan A. We borrowed the full $200 million principal amount available under this additional loan tranche, and this $200 million borrowing was applied as a partial repayment of the outstanding amounts of principal and accrued interest under the Revolver.

We had borrowings of $785 million and repayments of $340 million on our Senior Credit Facility that occurred during the year ended December 29, 2023. The borrowings on our Senior Credit Facility were primarily related to funding our repurchase and maturity of Convertible Senior Notes in 2023 and our termination of outstanding warrants in 2023. See Note 22 "Cash Election and Repurchase of Convertible Notes and Warrant Unwind Agreements" for additional information.

We entered into Amendment No.11 to our Credit Agreement on January 19, 2024. This amendment provides for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extends the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan and primarily used the proceeds to repay all amounts of outstanding principal and accrued interest under the Company’s Term Loan B facility at December 29, 2023 and to partially repay outstanding principal and accrued interest under the Company’s Revolver. We entered into Amendment No.12 to our Credit Agreement on February 7, 2024. This amendment consolidated the USD denominated Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029. Immediately following execution of Amendment No. 12, we had approximately $500 million outstanding related to the remaining Term Loan A facilities and $117 million outstanding on our Revolver.

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

(a)The reference rate for the Revolver and the U.S. dollar tranches of Term Loan A is SOFR plus 10 bps Credit Spread Adjustment and the British pound sterling tranche is SONIA plus 12 bps Credit Spread Adjustment

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending March 29, 2024. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020. Term Loan A and the Revolver mature in February 2029 and Term Loan B matures in January 2031.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.50 to 1 through 2022, reducing to 4.25 to 1 in 2023 and 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of December 29, 2023, we were in compliance with our financial covenants related to our debt agreements.

Convertible Senior Notes

Convertible Senior Notes. On November 15, 2018, we issued and sold $350 million of 2.50% Convertible Senior Notes due 2023 (the "Convertible Notes") pursuant to an indenture between us and Citibank, N.A., as trustee. The Convertible Notes were senior unsecured obligations and bore interest at 2.50% per year, and interest was payable on May 1 and November 1 of each year.

In April 2023, we elected cash as the settlement method to settle the principal and any excess value upon early conversion or maturity of the Convertible Notes. On June 1, 2023, we entered into privately negotiated transactions to repurchase $100 million in principal amount of the outstanding Convertible Notes (the “Convertible Notes repurchase”), using funds borrowed under our Revolver to pay the purchase price. Concurrent with the Convertible Notes repurchase, we entered into agreements with the option counterparties to terminate the corresponding portions of the Note Hedge Transactions and Warrant Transactions (collectively, the "Unwind Agreements"). See Note 22 "Cash Election and Repurchase of Convertible Notes and Warrant Unwind Agreements" for additional information regarding these transactions.

On August 23, 2023, we declared a quarterly cash dividend of $0.135 per Common Share, which exceeded our per share dividend threshold and adjusted the conversion rate to 39.6890 Common Shares per $1,000 principal amount of Convertible Notes at a strike price of $25.20. This was the conversion rate upon maturity of the Convertible Notes on November 1, 2023.

Convertible Notes Call Spread Overlay. Concurrent with the issuance of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the "Note Hedge Transactions") and warrant transactions (the "Warrant Transactions") with the option counterparties. These transactions represent a call spread overlay, whereby the cost of the Note Hedge Transactions we purchased to cover the cash outlay upon conversion of the Convertible Notes was reduced by the sales price of the Warrant Transactions. See Note 22 "Cash Election and Repurchase of Convertible Notes and Warrant Unwind Agreements" for information regarding the unwind agreements for our outstanding warrants. No warrants were outstanding as of December 29, 2023.

The Note Hedge Transactions and the Warrant Transactions were separate transactions, in each case entered into by us with the option counterparties, and were not part of the terms of the Convertible Notes and did not affect any holder's rights under the Convertible Notes.

Convertible Notes Maturity. The Convertible Notes matured November 1, 2023, and were settled in cash for $593 million of which $250 million related to the remaining principal and $343 million related to the value of the conversion option. Concurrently with the maturity of the Convertible Notes, the Note Hedge Transactions were settled with payments to the Company totaling $343 million. The aggregate cash conversion consideration of $593 million was fulfilled with proceeds received from Note Hedge Transactions totaling $343 million, a $200 million borrowing on our Revolver and $50 million in available cash. Prior to maturity and settlement on November 1, 2023, any changes related to the fair value of the derivative asset were directly offset by the change in fair value of the embedded derivative liability. No amounts were recognized on our statement of operations as a result of the maturity of the Convertible Notes on November 1, 2023.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of December 29, 2023, we had $1 billion in a committed line of credit on the Revolver under our Senior Credit Facility and $392 million of bilateral and uncommitted lines of credit to support the issuance of letters of credit. As of December 29, 2023, with respect to our Revolver, we had $505 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $392 million of bilateral and uncommitted lines of credit, we utilized $298 million for letters of credit as of December 29, 2023. The total remaining capacity of these committed and uncommitted lines of credit was approximately $575 million. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $83 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

We may also guarantee that a project, once completed, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential amount of future payments that we could be required to make under an outstanding performance arrangement is typically the remaining estimated cost of work to be performed by or on behalf of third parties. Amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed-price contracts, the performance guarantee amount is the cost to complete the contracted work, less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete the project. If costs exceed the remaining amounts payable under the contract, we may have recourse to third parties, such as owners, subcontractors or vendors for claims.

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

Note 12. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended,
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
United States	$(465)	$138	$177
Foreign:
United Kingdom	133	161	56
Australia	49	(103)	(199)
Canada	1	—	(2)
Middle East	45	16	39
Africa	6	7	3
Other	65	65	72
Subtotal	299	146	(31)
Total	$(166)	$284	$146

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended,
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
Provision for income taxes	$(95)	$(92)	$(111)
Shareholders' equity, foreign currency translation adjustment	—	—	(1)
Shareholders' equity, pension and post-retirement benefits	25	(4)	(44)
Shareholders' equity, changes in fair value of derivatives	3	(11)	(7)
Total income taxes	$(67)	$(107)	$(163)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year ended December 29, 2023
Federal	$—	$(3)	$(3)
Foreign	(65)	(14)	(79)
State and other	(17)	4	(13)
Provision for income taxes	$(82)	$(13)	$(95)
Year ended December 31, 2022
Federal	$(10)	$(7)	$(17)
Foreign	(36)	(26)	(62)
State and other	(9)	(4)	(13)
Provision for income taxes	$(55)	$(37)	$(92)
Year ended December 31, 2021
Federal	$(1)	$(28)	$(29)
Foreign	(49)	(22)	(71)
State and other	(14)	3	(11)
Provision for income taxes	$(64)	$(47)	$(111)

The components of our total foreign income tax provision were as follows:

	Years ended,
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
United Kingdom	$(32)	$(29)	$(22)
Australia	(13)	(13)	(23)
Middle East	(12)	(8)	(9)
Other	(22)	(12)	(17)
Foreign provision for income taxes	$(79)	$(62)	$(71)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% as a result of the following:

	Years ended,
	December 29,	December 31,	December 31,
	2023	2022	2021
U.S. statutory federal rate, expected (benefit) provision	21%	21%	21%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	2%	1%	—%
Noncontrolling interests and equity earnings	(1)%	8%	38%
State and local income taxes, net of federal benefit	2%	2%	2%
Other permanent differences, net	5%	4%	4%
Other non-deductible expenditures	—%	2%	1%
U.S. taxes on foreign unremitted earnings	—%	—%	1%
Change in federal and foreign valuation allowance	(3)%	(2)%	(4)%
Research and development credits, net of provision	—%	(6)%	—%
Release of previously reserved position	(2)%	—%	—%
U.K. statutory rate change	—%	2%	13%
Non-Deductible portion associated with legal settlement of legacy matter	(11)%	—%	—%
Non-Deductible portion of Charges associated with Convertible Notes	(70)%	—%	—%
Effective tax rate on income from operations	(57)%	32%	76%

The primary components of our deferred tax assets and liabilities were as follows:

	Years ended,
	December 29,	December 31,
Dollars in millions	2023	2022
Deferred tax assets:
Employee compensation and benefits	$68	$65
Foreign tax credit carryforwards	118	186
Loss carryforwards	77	121
Research and development and other credit carryforwards	64	49
Insurance accruals	8	9
Allowance for credit losses	1	3
Lease obligation and accrued liabilities	74	85
Contract liabilities	23	21
Capitalized research expenditures	37	18
Other	73	57
Total gross deferred tax assets	543	614
Valuation allowances	(148)	(217)
Net deferred tax assets	395	397
Deferred tax liabilities:
Right-of-use assets	(31)	(39)
Intangible amortization	(91)	(96)
Indefinite-lived intangible amortization	(91)	(82)
Other	(49)	(59)
Total gross deferred tax liabilities	(262)	(276)
Deferred income tax (liabilities) assets, net	$133	$121

The valuation allowance for deferred tax assets was $148 million and $217 million at December 29, 2023 and December 31, 2022, respectively. The net change in the total valuation allowance was a decrease of $69 million in 2023 and an increase of $13 million in 2022. The change in 2023 was mainly driven by proposed net operating loss amendments on previously filed state income tax returns and the utilization of previously valued foreign tax credits in the U.S.

The valuation allowance balance at December 29, 2023 is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), income available from carryback years, projected future taxable income and tax-planning strategies in making this assessment.

Income related to the U.S. branches totaled $94 million, $56 million and $56 million for the fiscal years 2023, 2022, and 2021, respectively, and is included in the foreign component of income in the notes to our consolidated financial statements.

The total income (loss) related to the U.S., inclusive of branches and exclusive of charges associated with Convertible Notes and the legal settlement of a legacy matter, totaled $267 million, $194 million and $221 million for the fiscal years 2023, 2022, and 2021, respectively.

We concluded that future taxable income and the reversal of deferred tax liabilities were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets. The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2024 through fiscal year 2029. We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate future taxable income of at least $333 million prior to their expiration whereas our ability to utilize other net deferred tax assets to generate future taxable income of at least $933 million. While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of December 29, 2023 was as follows:

Dollars in millions	Net Gross Deferred Asset (Liability)	Valuation Allowance	Deferred Asset (Liability), net
United States	$299	$(116)	$183
United Kingdom	(70)	(1)	(71)
Australia	13	—	13
Canada	21	(20)	1
Other	18	(11)	7
Total	$281	$(148)	$133

At December 29, 2023, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	December 29, 2023	Expiration
Foreign tax credit carryforwards	$118	2024-2029
Foreign net operating loss carryforwards	$118	2024-2043
Foreign net operating loss carryforwards	$24	Indefinite
State net operating loss carryforwards	$830	Various
Research and development and other credit carryforwards	$64	2024-2043
We provide for taxes on accumulated and current E&P on certain foreign subsidiaries. As of December 29, 2023, the cumulative amount of permanently reinvested foreign earnings is $2.1 billion. These previously unremitted earnings have been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend. The tax effects of remitting earnings, if any, are recognized when we plan on remitting these earnings. We consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
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

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2023	2022	2021
Balance at January 1,	$92	$89	$96
Increases related to current year tax positions	2	8	—
Increases related to prior year tax positions	—	1	—
Decreases related to prior year tax positions	(2)	(2)	(4)
Settlements	(16)	—	—
Lapse of statute of limitations	(2)	(2)	(2)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	—	(2)	(1)
Ending Balance	$74	$92	$89

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $60 million as of December 29, 2023. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $16 million due to settlements with tax authorities and the expirations of statutes of limitations. The settlements of $16 million in 2023 are related to the release of a previously reserved IRS audit position based on developments associated with the ongoing IRS examination and appeals process for certain years.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $40 million and $34 million as of December 29, 2023 and December 31, 2022, respectively. During the years ended December 29, 2023, 2022 and 2021, we recognized net interest and penalty charges of $3 million, $2 million and $1 million related to uncertain tax positions.

KBR is the parent of a group of domestic companies that are members of a U.S. consolidated federal income tax return. We also file income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to examination by tax authorities for U.S. federal or state and local income tax for years before 2007.

Note 13. Commitments and Contingencies

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

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss will be incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable loss or range of loss. In the event a loss is probable, but the probable loss is not reasonably estimable, we are required to make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion, a reasonably possible loss or range of loss associated with any individual contingency cannot be estimated. See further discussion of material legal proceedings and ongoing litigation in Note 14 below.

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

Existing or pending climate change legislation, regulations, international treaties or accords are not expected to have a material direct effect on our business, the markets that we serve or on our results of operations or financial position. However, climate change legislation could have a direct effect on our customers or suppliers, which could impact our business. We continue to monitor developments in this area.

Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of December 29, 2023, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $37 million, comprised of $18 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $16 million included in other liabilities all on our consolidated balance sheets. As of December 31, 2022, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $41 million, comprised of $19 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $19 million included in other liabilities all on our consolidated balance sheets.

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

The Company accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $45 million and $61 million for the years ended December 29, 2023, and December 31, 2022, respectively, which are recorded in other liabilities on our consolidated balance sheets.

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We have been closing out the LogCAP III contract since 2011, and we expect the contract closeout process to continue for at least another year. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government that need to be resolved in order to close the contract. The contract closeout process includes administratively closing the individual task orders issued under the contract. We continue to work with the U.S. government to resolve the issues to close the remaining task orders, which includes ongoing litigation of third-party vendor disputes. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing additional labor, vendor resolution and litigation costs as we resolve the open matters in the future.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of December 29, 2023.

Howard qui tam. In March 2011, Geoffrey Howard and Zella Hemphill filed a complaint in the U.S. District Court for the Central District of Illinois alleging that KBR mischarged the government $628 million for unnecessary materials and equipment in violation of the FCA. In October 2014, the DOJ declined to intervene and the case was partially unsealed. KBR and the relators filed various motions, including a motion to dismiss by KBR, which was denied. Fact discovery and expert reports were completed. We also filed a motion for summary judgment and motions to exclude relators' experts. At the request of the parties, the court ordered a 90-day stay of the proceedings on December 28, 2022, which was later extended several times. Although we believe the allegations of fraud by the relators are without merit, we participated in mediation and discussions with the relators while continuing to prepare for trial. Any proposed framework for resolving the litigation required agreements on damages and attorneys' fees, as well as necessary determinations by the Department of the Army and approval by the DOJ. On June 30, 2023, KBR executed a settlement agreement with the relators and the Department of Justice. Under the terms of the settlement, KBR denies any liability or wrongful conduct. Pursuant to the settlement, KBR paid $109 million, of which $57 million comprised restitution damages, and $35 million to the relators as attorney’s fees. Payment of the settlement was made on July 10, 2023, and KBR recorded the associated charge of $144 million during the year ended December 29, 2023.

Note 15. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 91% of our lease obligations at December 29, 2023. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The operating ROU asset and noncurrent operating lease liabilities are disclosed on our consolidated balance sheets. The current operating lease liabilities are included in other current liabilities on our consolidated balance sheets. The finance ROU asset is included in property, plant and equipment and the current and noncurrent finance lease liabilities are included in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

The components of our operating lease costs for the years ended December 29, 2023, December 31, 2022 and December 31, 2021 were as follows:

	Years ended
	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
Operating lease cost	$62	$61	$51
Short-term lease cost	215	369	528
Total lease cost	$277	$430	$579

Operating lease cost includes operating lease ROU asset amortization of $46 million, $47 million and $38 million for the years ended December 29, 2023, December 31, 2022 and December 31, 2021, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $16 million, $14 million and $13 million for the years ended December 29, 2023, December 31, 2022 and December 31, 2021, respectively.

Total short-term lease commitments as of December 29, 2023 were approximately $178 million. Additional information related to leases was as follows:

	December 29,	December 31,	December 31,
Dollars in millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$65	$63	$59
Financing cash flows from finance leases	$11	$11	$13
Right-of-use assets obtained in exchange for new operating lease liabilities	$60	$61	$33
Right-of-use assets obtained in exchange for new finance lease liabilities	$11	$13	$11
Weighted-average remaining lease term-operating (in years)	6 years	7 years	6 years
Weighted-average remaining lease term-finance (in years)	2 years	2 years	3 years
Weighted-average discount rate-operating leases	6.2%	6.0%	6.3%
Weighted-average discount rate-finance leases	4.2%	3.1%	4.0%

The following is a maturity analysis of the future undiscounted cash flows associated with our lease liabilities as of December 29, 2023:

Dollars in millions	Operating Leases	Finance Leases
2024	55	12
2025	49	7
2026	36	1
2027	31	1
2028	30	1
Thereafter	70	—
Total future payments	271	22
Less imputed interest	(47)	(1)
Present value of future lease payments	224	21
Less current portion of lease obligations	(48)	(11)
Noncurrent portion of lease obligations	$176	$10

Note 16. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2021	$(296)	$(581)	$(4)	$(881)
Other comprehensive income (loss) adjustments before reclassifications	(69)	(6)	39	(36)
Amounts reclassified from AOCL	13	19	3	35
Net other comprehensive income (loss)	(56)	13	42	(1)
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income (loss) adjustments before reclassifications	42	(77)	10	(25)
Amounts reclassified from AOCL	10	1	(19)	(8)
Net other comprehensive income (loss)	52	(76)	(9)	(33)
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)

Reclassifications out of AOCL, net of tax, by component

	Years ended
Dollars in millions	December 29, 2023	December 31, 2022	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$(10)	$(13)	Net income attributable to noncontrolling interests and Gain (loss) on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$(10)	$(13)

Accumulated pension liability adjustments
Amortization of prior service cost	$(1)	$(1)	See (a) below
Recognized actuarial loss	(1)	(23)	See (a) below
Tax benefit	1	5	Provision for income taxes
Net pension and post-retirement benefits	$(1)	$(19)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$24	$(4)	Other non-operating income (expense)
Tax benefit	(5)	1	Provision for income taxes
Net changes in fair value of derivatives	$19	$(3)	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 10 to our consolidated financial statements for further discussion.

Note 17. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase up to $350 million of our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On October 18, 2022, the Board of Directors authorized an increase to the total authorization level to $500 million. As of December 29, 2023, $326 million remains available for repurchase under this authorization. On February 19, 2024, the Board of Directors authorized $174 million of share repurchases to be added to the prior authorizations. After the authorization on February 19, 2024, $500 million remains authorized and available for repurchase under this program. The authorization does not obligate the Company to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through the Company’s current and future cash flows and the authorization does not have an expiration date.

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

Withhold to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR Stock Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year Ended December 29, 2023
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $500 million authorized share repurchase program	2,222,293	$56.23	$125
Withhold to cover shares	240,098	54.22	13
Total	2,462,391	$56.03	$138

	Year Ended December 31, 2022
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the $500 million authorized share repurchase program	4,029,686	$47.94	$193
Withhold to cover shares	199,642	48.64	10
Total	4,229,328	$47.97	$203

Note 18. Share-based Compensation and Incentive Plans

KBR Stock Plan

In November 2006, KBR established the KBR Stock Plan, which provides for the grant of any or all of the following types of share-based compensation listed below:

•stock options, including incentive stock options and nonqualified stock options;
•stock appreciation rights, in tandem with stock options or freestanding;
•restricted stock;
•restricted stock units;
•cash performance awards; and
•stock value equivalent awards.

In May 2012, the KBR Stock Plan was amended to add 2 million shares of our common stock available for issuance under the KBR Stock Plan and increase certain sub-limits.

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

At December 29, 2023, approximately 3.9 million shares were available for future grants under the KBR Stock Plan, of which approximately 0.5 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The fair value of options at the date of grant were estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield was based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate was based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in 2023, 2022 or 2021.

As of December 29, 2023, there were 152,799 options outstanding and exercisable with a weighted average exercise price of $19.92. All remaining outstanding and exercisable options expire by the end of 2025. During 2023, 246,387 options were exercised with a weighted average exercise price of $21.91. As of December 29, 2023, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. There was no stock option compensation expense in 2023, 2022 and 2021.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during 2023 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 31, 2022	845,126	$37.90
Granted	291,577	56.09
Vested	(394,440)	36.33
Forfeited	(61,483)	44.06
Nonvested shares at December 29, 2023	680,780	$46.04

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during 2023, 2022 and 2021 was $56.09, $47.94 and $33.97, respectively. Restricted stock compensation expense was $15 million, $15 million, and $12 million for the years ended 2023, 2022 and 2021, respectively. Total income tax benefit recognized in net income for share-based compensation arrangements during 2023, 2022 and 2021 was $3 million, $3 million, and $2 million, respectively. As of December 29, 2023, there was $22 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.73 years. The total fair value of shares vested was $21 million in 2023, $31 million in 2022 and $16 million in 2021 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $14 million in 2023, $15 million in 2022 and $10 million in 2021 based on the weighted-average fair value on the date of grant.

Performance-Based Stock Awards

Under the KBR Stock Plan, a portion of the Long-term Performance Cash and Stock Awards is settled in KBR shares. These awards vest and shares are issued at the end of a three-year period. The ultimate number of shares issued could range from 0% to 200% of the original shares granted depending upon KBR's performance in relation to the Total Shareholder Return ("TSR") performance objective. Stock compensation expense for these awards was $6 million, $6 million and $4 million for the years ended December 29, 2023, December 31, 2022 and December 31, 2021, respectively.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in 2023, 2022 and 2021, performance is based 50% on average TSR, as compared to the average TSR of KBR’s peers, and 50% on KBR’s Book-to-Bill for 2023 and 2022 and Job Income Sold ("JIS") for 2021. In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The Book-to-Bill calculation for 2023 and 2022 and JIS calculation for 2021 is based on the Company's Book-to-Bill and JIS earned at a target level averaged over a three year period. The Book-to-Bill and JIS portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in 2023, we granted 19 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2023 to December 31, 2025. In 2022, we granted 16 million Cash Performance Awards with a three-year performance period from January 1, 2022 to December 31, 2024. In 2021, we granted 13 million Cash Performance Awards with a three-year performance period from January 1, 2021 to December 31, 2023. Cash Performance Awards forfeited, net of previous plan payout, totaled 5 million units, 2 million units and 4 million units during the years ended December 29, 2023, December 31, 2022 and December 31, 2021, respectively. At December 29, 2023, the outstanding balance for Cash Performance Awards is 42 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For the years ended December 29, 2023, December 31, 2022 and December 31, 2021, we recognized $21 million, $20 million and $26 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $20 million recorded within accrued salaries, wages and benefits and $19 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 29, 2023. The liability for Cash Performance Awards includes $19 million recorded within accrued salaries, wages and benefits, and $17 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 31, 2022.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. In 2023, employees who participated in the ESPP received a 5% discount on the stock price at the end of each period. In 2024, employees who participate in the ESPP will receive a 6% discount on the stock price at the end of each period. During 2023 and 2022, our employees purchased approximately 119,000 and 124,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Years ended,
	December 29,	December 31,	December 31,
Shares in millions	2023	2022	2021
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$(265)	$190	$27
Less earnings allocable to participating securities	$—	$(1)	$—
Basic net income (loss) attributable to KBR	$(265)	$189	$27
Reversal of Convertible Debt interest expense	$—	7	—
Diluted net income (loss) attributable to KBR	$(265)	$196	$27

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	135	139	140
Convertible Debt	—	14	—
Warrants	—	3	—
Stock options and restricted shares	—	—	1
Diluted weighted average common shares outstanding	135	156	141

Net income (loss) attributable to KBR per share:
Basic	$(1.96)	$1.36	$0.19
Diluted	$(1.96)	$1.26	$0.19

Due to our net loss position for the year ended December 29, 2023, our basic net loss attributable to KBR per share and diluted net loss attributable to KBR per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

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

For the year ended December 31, 2022, the Warrant Transactions (as defined in Note 11, "Debt and Other Credit Facilities", to our consolidated financial statements) impacted the calculation of diluted net income (loss) per share as the average price of our common stock exceeded the adjusted strike price of $39.63. For the year ended December 31, 2021, the Warrant Transactions did not impact diluted net income (loss) per share as the average price of our common stock during the period did not exceed the adjusted strike price of $39.76.

For the year ended December 29, 2023, the diluted net income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 4.0 million related to the Convertible Debt, 10.2 million related to the Warrant Transactions and 1.4 million related to our stock options and restricted stock awards. For the year ended December 31, 2022, the diluted net income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.2 million related to the

Warrant Transactions and 0.5 million related to our stock options and restricted stock awards. For the year ended December 31, 2021, the diluted net income (loss) per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 13.5 million related to the Convertible Debt, 13.5 million related to the Warrant Transactions and 0.7 million related to our stock options and restricted stock awards.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2021	180.0
Common stock issued	0.8
Balance at December 31, 2022	180.8
Common stock issued	0.9
Balance at December 29, 2023	181.7

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2021	40.2	$943
Treasury stock acquired, net of ESPP shares issued	4.1	200
Balance at December 31, 2022	44.3	1,143
Treasury stock acquired, net of ESPP shares issued	2.3	136
Balance at December 29, 2023	46.6	$1,279

Dividends

We declared dividends totaling $73 million and $67 million in 2023 and 2022, respectively. On February 19, 2024, the Board of Directors declared a dividend of $0.15 per share, which will be paid on April 15, 2024.

Note 20. Fair Value of Financial Instruments and Risk Management

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

		December 29, 2023		December 31, 2022
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$595	$595	$398	$398
Term Loan B	Level 2	501	503	506	511
Convertible Notes and Conversion Option	Level 2	—	—	350	731
Senior Notes	Level 2	250	231	250	220
Revolver	Level 2	505	505	260	260
Derivative Liability - Warrants	Level 2	33	33	—	—

The carrying value of the debt instruments listed above exclude debt issuance costs for the respective instrument. See Note 11 "Debt and Other Credit Facilities" for the debt issuance costs of these instruments and further discussion of our term loans, Convertibles Notes, Senior Notes and Revolver. The decrease in carrying value of the Convertible Notes and conversion option is due to the maturity and settlement of the Convertible Notes on November 1, 2023. See Note 11 "Debt and Other Credit Facilities" for additional information regarding the maturity of the Convertible Notes. See Note 22 "Cash Election and Repurchase of Convertible Notes and Warrant Unwind Agreements" for information regarding the increase in the derivative liability for warrants in 2023.

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

As of December 29, 2023, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $15 million, all of which had durations of 16 days or less. We also had approximately $3 million (gross notional value) of cash flow hedges which had durations of 6 months or less. The cash flow hedges are related to the British pound sterling.

The fair value of our balance sheet hedges and cash flow hedges are included in other current assets, other assets, other current liabilities and other liabilities on our consolidated balance sheets at December 29, 2023, and December 31, 2022, respectively. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Years ended December 31,
	December 29,	December 31,
Gains (losses) dollars in millions	2023	2022
Balance Sheet Hedges - Fair Value	$—	$2
Balance Sheet Position - Remeasurement	(6)	2
Net	$(6)	$4

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the year ended December 29, 2023, we amended all of our existing interest rate swap agreements to term SOFR, effective March 2023. We elected to apply the optional expedient in ASC 848 in connection with transitioning our interest rate swaps from LIBOR to term SOFR that allowed the amended swaps to be considered as a continuation of the existing hedges. As a result, the reference rate transition did not have an impact on our hedge accounting or a material impact to our consolidated financial statements. Additionally, in March 2023, we entered into additional USD and GBP denominated interest rate swap agreements.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at December 29, 2023	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps (a)	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£116	3.81%	Term SONIA	Monthly through November 2026

(a)Effective November 2023, the notional value increased to $350 million through maturity in January 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at December 29, 2023 was a $36 million net asset, of which $24 million is included in other current assets, $18 million is included in other assets and $6 million is included in other liabilities. The unrealized net gains on these interest rate swaps was $36 million and is included in AOCL as of December 29, 2023. The fair value of the interest rate swaps at December 31, 2022, was a $48 million net asset, of which $19 million is included in other current assets and $29 million is included in other assets. The unrealized net gains on these interest rate swaps was $48 million and is included in AOCL as of December 31, 2022.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the year ended December 29, 2023, the Company has derecognized $3,077 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $3,022 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Years ended
Dollars in millions	December 29, 2023	December 31, 2022
Beginning balance	$134	$481
Sale of receivables	3,077	2,883
Settlement of receivables	(3,076)	(3,228)
Cash collected, not yet remitted	—	(2)
Outstanding balances sold to financial institutions	$135	$134

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees.

In June 2022, we entered into an agreement to invest an additional £80 million in Mura Technology ("Mura"). Funding occurred in two tranches with the first payment made in June 2022 and the second payment made in April 2023, increasing KBR's aggregate investment in Mura to approximately 17%. The additional payment in 2023 increased the carrying value of our investment to $128 million at December 29, 2023. The carrying value of our investment was $83 million at December 31, 2022.

Note 21. Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 will be effective for our 2024 fiscal year and for interim periods starting in our first quarter of fiscal year 2025. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Note 22. Cash Election and Repurchase of Convertible Notes and Warrant Unwind Agreements

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

Upon bifurcation of the Convertible Notes' conversion option, we recorded an embedded derivative liability at fair value of $454 million, a debt discount of $350 million reducing the carrying value of our Convertible Notes to zero, and a

$104 million loss. Upon reclassification of the Note Hedge, we recorded a derivative asset of $454 million at fair value, with an offset of $454 million to PIC. Prior to maturity and settlement on November 1, 2023, any changes related to the fair value of the derivative asset were directly offset by the change in fair value of the embedded derivative liability. Upon maturity and settlement of the Convertible Notes and Note Hedge on November 1, 2023, the derivative asset and embedded derivative liability were removed from our consolidated balance sheet.

We recorded $282 million of accretion during the year ended December 29, 2023, and accelerated the accretion of $69 million as a loss on debt extinguishment associated with the repurchase of $100 million of Convertible Senior Notes in the second quarter of 2023. At December 29, 2023, all accretion related to the Convertible Notes has been recognized.

Convertible Senior Notes Repurchase and Unwind Agreements. On June 1, 2023, we entered into privately negotiated transactions to repurchase $100 million in principal amount of the outstanding Convertible Notes (the “Convertible Notes repurchase”), using funds borrowed under our Revolver to pay the purchase price. Concurrent with the Convertible Notes repurchase, we entered into agreements with the option counterparties to terminate the corresponding portions of the Note Hedge Transactions and Warrant Transactions (collectively, the "June Unwind Agreements"). We paid $250 million related to the Convertible Notes repurchase and received a net amount of $49 million related to the Unwind Agreements.

The portion of warrants settled in cash during the second quarter of 2023 no longer qualified for the equity scope exception under ASC 815 upon execution of the June Unwind Agreements on June 1, 2023. This resulted in the recognition of a derivative liability of $89 million, with an offset of $89 million to PIC. Upon settlement of the June Unwind Agreements, during the second quarter of 2023 we recognized $12 million in loss due to the change in fair value of the derivative liability between the initial recognition date and settlement date. This loss was recorded within "Charges associated with Convertible Notes" on our consolidated statement of operations.

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

Warrant Unwind Agreements in November 2023. On November 7, 2023, we entered into agreements with the option counterparties to settle the remaining warrants in cash (collectively, the "November Unwind Agreements"). The warrants settled as part of the November Unwind Agreements no longer qualified for the equity scope exception under ASC 815 upon execution of the November Unwind Agreements on November 7, 2023. This resulted in the recognition of a derivative liability of $123 million, with an offset of $123 million to PIC. Upon settlement of the November Unwind Agreements, we recognized $26 million in loss due to the change in fair value of the derivative liability between the initial recognition date and settlement date for each counterparty. This loss was recorded within "Charges associated with Convertible Notes" on our consolidated statement of operations. The Company paid $116 million in December 2023 and $33 million in January 2024 related to the November Unwind Agreements. At December 29, 2023, the derivative liability recorded within Other Current Liabilities on our Consolidated Balance Sheet was $33 million. No warrants were outstanding as of December 29, 2023.

See below for summary of items related to the cash election and repurchase of Convertible Notes and Note Hedge Transactions on our Consolidated Statement of Operations for the year ended December 29, 2023.

Year Ended
Dollars in millions	December 29, 2023
Consolidated Statement of Operations
Loss on derivative bifurcation	$104
Loss on debt extinguishment	70
Loss on settlement of warrants	38
Accretion of Convertible Notes debt discount	282
Charges associated with Convertible Notes	$494

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2023 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2023. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of December 29, 2023.

The effectiveness of our internal control over financial reporting as of December 29, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 29, 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 20, 2024

Item 9B. Other Information

During the three months ended December 29, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2024 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2024 Annual Meeting of Stockholders, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.
The consolidated financial statements of KBR listed on page 65 of this annual report on Form 10-K. (The report of KBR Inc.'s independent registered public accounting firm (PCAOB ID: 185) with respect to the above referenced financial statements are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

2.	The exhibits of KBR listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2	Amended and Restated Bylaws of KBR, Inc., effective as of March 15, 2023 (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed March 17, 2023; File No. 001-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

4.3
Indenture, dated September 30, 2020, by and among KBR, Inc., the guarantors party thereto and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to KBR’s current report on Form 8-K filed on October 5, 2020; File No. 001-33146)

4.4	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to KBR’s current report on Form 8-K filed on October 5, 2020; File No. 001-33146)

4.5
First Supplemental Indenture, dated as of January 6, 2021, by and among KBR Inc., the guarantors named therein and Citibank, N.A. as trustee (incorporated by reference to Exhibit 4.1 to KBR’s current report on Form 8-K filed on January 6, 2021; File No. 001-33146)

10.1
Master Separation Agreement between Halliburton Company and KBR, Inc. dated as of November 20, 2006 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.2
Tax Sharing Agreement, dated as of January 1, 2006, by and between Halliburton Company, KBR Holdings, LLC and KBR, Inc., as amended effective February 26, 2007 (incorporated by reference to Exhibit 10.2 to KBR’s annual report on Form 10-K for the year ended December 31, 2006; File No. 001-33146)

10.3
Intellectual Property Matters Agreement dated as of November 20, 2006, by and between Halliburton Company and KBR, Inc. (incorporated by reference to Exhibit 10.7 to KBR’s current report on Form 8-K filed November 27, 2006; File No. 001-33146)

10.4
Form of Indemnification Agreement between KBR, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to KBR’s annual report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014; File No. 001-33146)

10.5
Credit Agreement, dated as of April 25, 2018, by and among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 27, 2018; File No. 001-33146)

10.6
First Amendment to Credit Agreement, dated November 12, 2018, among KBR, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and a Letter of Credit Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 13, 2018; File No. 001-33146)

10.7
Amendment No. 2 to Credit Agreement, dated as of February 7, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed February 12, 2020; File No. 001-33146)

10.8
Amendment No. 3 to Credit Agreement, dated as of July 2, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed July 8, 2020; File No. 001-33146)

10.9
Amendment No. 4 to Credit Agreement, dated as of September 14, 2020 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, the swing line lenders party thereto, the letter of credit issuers party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed September 14, 2020; File No. 001-33146)

10.10
Amendment No. 5 to Credit Agreement, dated as of November 18, 2021 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed November 24, 2021; File No. 001-33146)

10.11
Amendment No. 6 to Credit Agreement, dated as of May 17, 2022, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed May 17, 2022; File No. 001-33146)

10.12
Amendment No. 7 to the Credit Agreement, dated as of December 30, 2022, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed December 30, 2022; File No. 001-33146)

10.13
Amendment No. 8 to the Credit Agreement, dated as of February 6, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of KBR party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed February 6, 2023; File No. 001-33146)

10.14
Amendment No. 9 to the Credit Agreement, dated as of June 6, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed June 8, 2023; File No. 001-33146)

10.15
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2023, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended June 30, 2023 filed on July 27, 2023; File No. 001-33146)

10.16
Amendment No. 11 to the Credit Agreement, dated as of January 19, 2024 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed on January 23, 2024, File No. 001-33146)

10.17
Amendment No. 12 to the Credit Agreement, dated as of February 7, 2024 with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed on February 13, 2024, File No. 001-33146)

10.18
Warrant Amendment Agreement, dated June 1, 2023, between KBR, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended June 30, 2023 filed on July 27, 2023; File No. 001-33146)

10.19
Warrant Amendment Agreement, dated June 1, 2023, between KBR, Inc. and BNP Paribas (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended June 30, 2023 filed on July 27, 2023; File No. 001-33146)

10.20
Warrant Amendment Agreement, dated June 1, 2023, between KBR, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended June 30, 2023 filed on July 27, 2023; File No. 001-33146)

*10.21	Warrant Unwind Agreement, dated November 7, 2023, between KBR, Inc. and Bank of America, N.A.

*10.22	Warrant Unwind Agreement, dated November 7, 2023, between KBR, Inc. and BNP Paribas

*10.23	Warrant Unwind Agreement, dated November 7, 2023, between KBR, Inc. and Citibank, N.A.

10.24+	KBR, Inc. 2006 Stock and Incentive Plan (As Amended and Restated March 7, 2012) (incorporated by reference to KBR's definitive proxy statement dated April 5, 2012; File No. 001-33146)

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

10.37+
KBR Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.38+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.54 to KBR’s annual report on Form 10-K for the year ended December 31, 2020; File No. 001-33146)

10.39+
KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.56 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.40+
First Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.57 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.41+
Second Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.58 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

*10.42+	Third Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010

10.43+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.59 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.44+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.60 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.45+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.61 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.46+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.62 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.47+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.63 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.48+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.64 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.49+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.50+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.51+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.52+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.53+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.54+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.55+
First Amendment to KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.61 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.56+
First Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.62 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.57+
First Amendment to KBR Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.63 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.58+
Second Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.59+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.60+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.61+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.62+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.63+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.64+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97.1	KBR, Inc. Policy for the Recovery of Erroneously Awarded Compensation

***101
The following materials from KBR annual report on Form 10-K for the period ended December 29, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
Dated: February 20, 2024

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

Dated: February 20, 2024