Form 10-Q
period 2024-03-29
KBR, INC.
filed 2024-04-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2024
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

As of April 17, 2024, there were 134,275,641 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
Aspire Defence	Aspire Defence Limited
ASU	Accounting Standards Update
AUKUS	The Trilateral Security Partnership between Australia, the U.K. and the U.S.
BRIS	Brown & Root Industrial Services Joint Venture
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FKTC	First Kuwaiti Trading Company
GS	Government Solutions
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LIBOR	London interbank offered rate
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MoD	Ministry of Defence
NASA	National Aeronautics and Space Administration
NCI	Noncontrolling interests
OAW	Operation Allies Welcome
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023

Revenues	$1,818	$1,703
Cost of revenues	(1,570)	(1,458)
Gross profit	248	245
Equity in earnings of unconsolidated affiliates	30	23
Selling, general and administrative expenses	(121)	(124)
Gain on disposition of assets and investments	6	—
Other	3	—
Operating income	166	144
Interest expense	(31)	(26)
Other non-operating expense	(6)	(2)
Income before income taxes	129	116
Provision for income taxes	(35)	(30)
Net income	94	86
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to KBR	$93	$86
Net income attributable to KBR per share
Basic	$0.69	$0.62
Diluted	$0.69	$0.56
Basic weighted average common shares outstanding	135	137
Diluted weighted average common shares outstanding	135	154
Cash dividends declared per share	$0.150	$0.135
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Net income	$94	$86
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	15
Pension and post-retirement benefits	2	—
Changes in fair value of derivatives	11	(10)
Other comprehensive income	5	5
Income tax expense:
Changes in fair value of derivatives	(2)	2
Income tax (expense) benefit	(2)	2
Other comprehensive income, net of tax	3	7
Comprehensive income	97	93
Less: Comprehensive income attributable to noncontrolling interests	1	—
Comprehensive income attributable to KBR	$96	$93
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 29,	December 29,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$314	$304
Accounts receivable, net of allowance for credit losses of $8 and $8, respectively	1,007	981
Contract assets	202	177
Other current assets	211	189
Total current assets	1,734	1,651
Property, plant, and equipment, net of accumulated depreciation of $462 and $458 (including net PPE of $41 and $36 owned by a variable interest entity), respectively	247	239
Operating lease right-of-use assets	140	138
Goodwill	2,110	2,109
Intangible assets, net of accumulated amortization of $388 and $382, respectively	605	618
Equity in and advances to unconsolidated affiliates	178	206
Deferred income taxes	205	239
Other assets	404	365
Total assets	$5,623	$5,565
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$669	$593
Contract liabilities	348	359
Accrued salaries, wages and benefits	301	340
Current maturities of long-term debt	22	31
Other current liabilities	239	249
Total current liabilities	1,579	1,572
Employee compensation and benefits	111	120
Income tax payable	106	106
Deferred income taxes	81	106
Long-term debt	1,842	1,801
Operating lease liabilities	175	176
Other liabilities	310	290
Total liabilities	4,204	4,171
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,233,362 and 181,713,586 shares issued, and 134,651,351 and 135,067,562 shares outstanding, respectively	—	—
PIC	2,514	2,505
Retained earnings	1,145	1,072
Treasury stock, 47,582,011 shares and 46,646,024 shares, at cost, respectively	(1,339)	(1,279)
AOCL	(912)	(915)
Total KBR shareholders’ equity	1,408	1,383
Noncontrolling interests	11	11
Total shareholders’ equity	1,419	1,394
Total liabilities and shareholders’ equity	$5,623	$5,565
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	6	6	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.150/share)	(20)	—	(20)	—	—	—
Repurchases of common stock	(61)	—	—	(61)	—	—
Issuance of ESPP shares	4	2	—	2	—	—
Other	(2)	—	—	(1)	—	(1)
Net income	94	—	93	—	—	1
Other comprehensive income, net of tax	3	—	—	—	3	—
Balance at March 29, 2024	$1,419	$2,514	$1,145	$(1,339)	$(912)	$11

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	6	6	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.135/share)	(18)	—	(18)	—	—	—
Repurchases of common stock	(61)	—	—	(61)	—	—
Issuance of ESPP shares	2	1	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	2	—	—	—	—	2
Net income	86	—	86	—	—	—
Other comprehensive income, net of tax	7	—	—	—	7	—
Balance at March 31, 2023	$1,657	$2,244	$1,478	$(1,203)	$(875)	$13
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$94	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	36
Equity in earnings of unconsolidated affiliates	(30)	(23)
Deferred income tax	11	14
Gain on disposition of assets	(6)	—
Other	9	10
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(30)	(130)
Contract assets	(26)	(7)
Accounts payable	78	110
Contract liabilities	(8)	6
Accrued salaries, wages and benefits	(35)	(36)
Payments on operating lease obligation	(16)	(17)
Payments from unconsolidated affiliates, net	—	6
Distributions of earnings from unconsolidated affiliates	43	24
Pension funding	(7)	(4)
Other assets and liabilities	(22)	(40)
Total cash flows provided by operating activities	$91	$35
Cash flows from investing activities:
Purchases of property, plant and equipment	$(25)	$(19)
Proceeds from sale of assets or investments	6	—
Return of (investments in) equity method joint ventures, net	29	61
Other	1	—
Total cash flows provided by investing activities	$11	$42
Cash flows from financing activities:
Borrowings on long-term debt	24	—
Borrowings on Revolver	93	—
Payments on short-term and long-term debt	(75)	(4)
Payments on settlement of warrants	(33)	—
Debt issuance costs	(16)	—
Payments of dividends to shareholders	(18)	(16)
Payments to reacquire common stock	(61)	(61)
Other	(5)	27
Total cash flows used in financing activities	$(91)	$(54)
Effect of exchange rate changes on cash	(1)	4
Increase in cash and cash equivalents	10	27
Cash and cash equivalents at beginning of period	304	389
Cash and cash equivalents at end of period	$314	$416
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$20	$18
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2023 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of March 29, 2024, the results of our operations for the three months ended March 29, 2024 and March 31, 2023, respectively, and our cash flows for the three months ended March 29, 2024 and March 31, 2023, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2023 Annual Report on Form 10-K. The Company's fiscal year ends on the Friday closest to December 31. The three months ended March 29, 2024 and March 31, 2023 contained 91 days and 90 days, respectively.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures.
Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary (collectively, the "Company," "KBR", "we", "us" or "our"). We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 6 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

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

Operations by Reportable Segment

	Three Months Ended
	March 29,	March 31,
	2024	2023
Dollars in millions
Revenues:
Government Solutions	$1,386	$1,328
Sustainable Technology Solutions	432	375
Total revenues	$1,818	$1,703

Operating income (loss):
Government Solutions	$115	$102
Sustainable Technology Solutions	86	82
Other	(35)	(40)
Total operating income	$166	$144

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended
	March 29,	March 31,
Dollars in millions	2024	2023

Government Solutions
Science & Space	$298	$279
Defense & Intel	411	363
Readiness & Sustainment	356	405
International	321	281
Total Government Solutions	1,386	1,328

Sustainable Technology Solutions	432	375

Total revenue	$1,818	$1,703

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended March 29, 2024
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$818	$127	$945
Europe	396	72	468
Middle East	40	125	165
Australia	98	23	121
Africa	17	33	50
Asia	4	27	31
Other countries	13	25	38
Total revenue	$1,386	$432	$1,818

	Three Months Ended March 31, 2023
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
United States	$718	$131	$849
Europe	447	58	505
Middle East	26	87	113
Australia	101	18	119
Africa	19	18	37
Asia	3	38	41
Other countries	14	25	39
Total revenue	$1,328	$375	$1,703

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended March 29, 2024
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$844	$—	$844
Time-and-Materials	245	263	508
Fixed Price	297	169	466
Total revenue	$1,386	$432	$1,818

	Three Months Ended March 31, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$815	$—	$815
Time-and-Materials	263	233	496
Fixed Price	250	142	392
Total revenue	$1,328	$375	$1,703

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved.

On March 29, 2024, we had $12.9 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 38% of our remaining performance obligations as revenue within one year, 36% in years two through five and 26% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of March 29, 2024.

We recognized revenue of $174 million and $126 million for the three months ended March 29, 2024 and March 31, 2023, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	March 29,	December 29,
Dollars in millions	2024	2023
Unbilled	$544	$519
Trade & other	463	462
Accounts receivable	$1,007	$981

Note 4. Cash and Cash Equivalents

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

The components of our cash and cash equivalents balance are as follows:

	March 29, 2024
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$178	$1	$179
Short-term investments (c)	$4	$8	$12
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	$115	$8	$123
Total	$297	$17	$314

	December 29, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$122	$36	$158
Short-term investments (c)	6	8	14
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	111	21	132
Total	$239	$65	$304

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
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $85 million and $83 million as of March 29, 2024 and December 29, 2023, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

	Three Months Ended
	March 29,	March 31,
Dollars in millions	2024	2023
Amounts included in project estimates-at-completion at beginning of fiscal year	$74	$48
Net increase (decrease) in project estimates	41	13
Ending balance	$115	$61

The balance as of March 29, 2024 primarily relates to projects in our Government Solutions segment.

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

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended	Year ended
	March 29,	December 29,
	2024	2023
Dollars in millions
Beginning balance	$206	$188
Equity in earnings of unconsolidated affiliates (a)	30	114
Distributions of earnings of unconsolidated affiliates (b)	(66)	(63)
Payments from unconsolidated affiliates, net	—	(18)
(Return of) investments in equity method investment, net (c)	(29)	(60)
Foreign currency translation adjustments	(1)	3
Other (d)	38	42
Ending balance	$178	$206

(a)The equity in earnings of unconsolidated affiliates in 2024 and 2023 is related to normal activities within our other joint ventures.
(b)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows.
(c)For the three months ended March 29, 2024, we received a return of investment from JKC of approximately $29 million related to our proportionate share of a tax refund. During the year ended December 29, 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement.
(d)During the three months ended March 29, 2024, Other included the reclassification of the net liability position of $38 million related to joint ventures within our STS business segment. During the year ended December 29, 2023, Other included the reclassification of the net liability position of $47 million related to a joint venture within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three months ended March 29, 2024 and March 31, 2023, our revenues included $173 million and $124 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of March 29, 2024, and December 29, 2023 are as follows:

	March 29,	December 29,
Dollars in millions	2024	2023
Accounts receivable, net of allowance for credit losses	$97	$103
Contract liabilities	$89	$89

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three months ended March 29, 2024 and March 31, 2023, respectively, were as follows:

	Three Months Ended
	March 29,	March 31,
Dollars in millions	2024	2023
Components of net periodic pension benefit
Interest cost	$15	$15
Expected return on plan assets	(28)	(25)
Recognized actuarial loss	1	—
Net periodic pension benefit	$(12)	$(10)

For the three months ended March 29, 2024, we have contributed approximately $7 million of the $39 million we expect to contribute to our U.K. pension plan in 2024.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	March 29, 2024	December 29, 2023
Term Loan A	$499	$595
Term Loan B	1,000	501
Senior Notes	250	250
Revolver	143	505
Unamortized debt issuance costs and discounts	(28)	(19)
Total debt	1,864	1,832
Less: current portion	22	31
Total long-term debt, net of current portion	$1,842	$1,801

Senior Credit Facility

Our existing Credit Agreement, dated as of April 25, 2018, as amended ("Credit Agreement"), consists of a $1 billion revolving credit facility (the "Revolver"), a Term Loan A ("Term Loan A") with debt tranches denominated in U.S. dollars and British pound sterling and a Term Loan B ("Term Loan B" and together with the Revolver and Term Loan A, the "Senior Credit Facility").

We entered into Amendment No.11 to our Credit Agreement on January 19, 2024. This amendment provides for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extends the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No.11 reduced the interest rate margin applicable to Term Loan B.

We entered into Amendment No.12 to our Credit Agreement on February 7, 2024. This amendment consolidated the USD denominated Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. In 2024, $76 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal through a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We had cash borrowings of $93 million on our Revolver that occurred during the three months ended March 29, 2024. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

The details of the applicable margins and commitment fees under the amended Revolver and Term Loan A are based on our consolidated net leverage ratio as follows:

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

The details of the applicable margins under the amended Term Loan B are based on our consolidated net leverage ratio as follows:

Consolidated Net Leverage Ratio	Reference Rate (a)	Base Rate
Greater than or equal to 2.00 to 1.00	2.25%	1.25%
Less than 2.00 to 1.00	2.00%	1.00%

(a)The reference rate for the Term Loan B is SOFR.

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount that commenced with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending April 3, 2026. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020. Term Loan A and the Revolver mature in February 2029 and Term Loan B matures in January 2031.

The Senior Credit Facility contains financial covenants of a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of March 29, 2024, we were in compliance with our financial covenants related to our debt agreements.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of March 29, 2024, we had $1 billion in a committed line of credit on the Revolver under our Senior Credit Facility and $395 million of bilateral and uncommitted lines of credit. As of March 29, 2024, with respect to our Revolver, we had $143 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $395 million of bilateral and uncommitted lines of credit, we utilized $291 million for letters of credit as of March 29, 2024. The total remaining capacity of these committed and uncommitted lines of credit was approximately $947 million, of which up to approximately $791 million can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $84 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 27% and 26% for the three months ended March 29, 2024 and March 31, 2023, respectively. The effective tax rate for the three months ended March 29, 2024 and March 31, 2023 as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

The valuation allowance for deferred tax assets as of March 29, 2024 and December 29, 2023 was $148 million. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $210 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $957 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of March 29, 2024 and December 29, 2023 was $73 million and $74 million, respectively.

Note 10. Commitments and Contingencies

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $45 million as of March 29, 2024 and $45 million as of December 29, 2023, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of March 29, 2024.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	(8)	1	14	7
Amounts reclassified from AOCL	—	1	(5)	(4)
Net other comprehensive income (loss)	(8)	2	9	3
Balance at March 29, 2024	$(308)	$(642)	$38	$(912)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income (loss) adjustments before reclassifications	29	—	(5)	24
Amounts reclassified from AOCL	(14)	—	(3)	(17)
Net other comprehensive income (loss)	15	—	(8)	7
Balance at March 31, 2023	$(337)	$(568)	$30	$(875)

Reclassifications out of AOCL, net of tax, by component

	Three Months Ended
	March 29,	March 31,
Dollars in millions	2024	2023	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$14	Net income attributable to noncontrolling interests and Gain on disposition of assets and investments
Net accumulated foreign currency	$—	$14	Net of tax

Accumulated pension liability adjustments
Recognized actuarial loss	$(1)	$—	See (a) below
Net pension and post-retirement benefits	$(1)	$—	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$7	$4	Other non-operating expense
Tax expense	(2)	(1)	Provision for income taxes
Net changes in fair value of derivatives	$5	$3	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 7 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 19, 2024, the Board of Directors authorized $174 million of additional share repurchases to be added to the prior authorizations, which returned the total amount authorized and available for repurchase under the share repurchase program to $500 million. As of March 29, 2024, $450 million remains available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	March 29, 2024
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	826,797	$60.45	$50
Withhold to cover shares	189,942	$59.14	$11
Total	1,016,739	$60.21	$61

	Three Months Ended
	March 31, 2023
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	934,935	$53.46	$50
Withhold to cover shares	203,233	$53.62	$11
Total	1,138,168	$53.49	$61

Note 14. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Dilutive income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for Convertible Debt and the treasury stock method for all other instruments.

A summary of the basic and diluted net income per share calculations is as follows:

	Three Months Ended
	March 29,	March 31,
Shares in millions	2024	2023
Net income attributable to KBR:
Net Income attributable to KBR	$93	$86
Less earnings allocable to participating securities	$—	$(1)
Basic net income attributable to KBR	$93	$85
Reversal of Convertible Debt interest expense	$—	$2
Diluted net income attributable to KBR	$93	$87

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	135	137
Convertible Debt	—	14
Warrants	—	3
Diluted weighted average common shares outstanding	135	154

Net income attributable to KBR per share:
Basic	$0.69	$0.62
Diluted	$0.69	$0.56

The Convertible Debt and Warrants outstanding in 2023 had dilutive effects to our basic net income attributable to KBR per share. For the three months ended March 29, 2024, the diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.3 million related to our stock options and restricted stock awards. For the three months ended March 31, 2023, the diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 10.5 million related to the Warrant Transactions and 0.4 million related to our stock options and restricted stock awards.

Note 15. Fair Value of Financial Instruments and Risk Management

Fair value measurements. The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We utilize a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

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

		March 29, 2024		December 29, 2023
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$499	$499	$595	$595
Term Loan B	Level 2	1,000	1,003	501	503
Senior Notes	Level 2	250	230	250	231
Revolver	Level 2	143	143	505	505
Derivative Liability - Warrants	Level 2	—	—	33	33

The carrying value of the debt instruments listed above exclude debt issuance costs for the respective instrument. See Note 8 "Debt and Other Credit Facilities" for the debt issuance costs of our debt instruments and further discussion of our term loans, Senior Notes and Revolver. We paid the outstanding warrant derivative liability at December 29, 2023 of $33 million in 2024.

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

As of March 29, 2024, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $39 million, all of which had durations of 15 days or less. We also had approximately $1 million (gross notional value) of cash flow hedges which had durations of 3 months or less. The cash flow hedges are related to the British pound.

The fair value of our balance sheet hedges and cash flow hedges are included in other current assets and other assets on our condensed consolidated balance sheets at March 29, 2024, and December 29, 2023. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.
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

	Three Months Ended
	March 29,	March 31,
Dollars in millions	2024	2023
Balance Sheet Hedges - Fair Value	$(1)	$—
Balance Sheet Position - Remeasurement	1	(2)
Net gain (loss)	$—	$(2)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at March 29, 2024	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£114	3.81%	Term SONIA	Monthly through November 2026

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at March 29, 2024 was a $48 million asset, of which $25 million is included in other current assets and $23 million is included in other assets. The unrealized net gain on these interest rate swaps was $48 million and is included in AOCL as of March 29, 2024. The fair value of the interest rate swaps at December 29, 2023, was a $36 million net asset, of which $24 million is included in other current assets, $18 million is included in other assets and $6 million is included in other liabilities. The unrealized net gains on these interest rate swaps was $36 million and is included in AOCL as of December 29, 2023.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the three months ended March 29, 2024, we derecognized $755 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $746 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Three Months Ended
Dollars in millions	March 29, 2024	March 31, 2023
Beginning balance	$135	$134
Sale of receivables	755	703
Settlement of receivables	(756)	(714)
Cash collected, not yet remitted	(8)	(2)
Outstanding balances sold to financial institutions	$126	$121

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $127 million at March 29, 2024. The carrying value of our investment in Mura was $128 million at December 29, 2023.

Note 16. Recent Accounting Pronouncements

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

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued a stay of the final rules pending a judicial review of the validity of the rules by the Eighth Circuit Court of Appeals. We are currently evaluating the final rule to determine its impact on our disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes and our 2023 Annual Report on Form 10-K.

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

Business Environment and Trends

Government Outlook

In March 2024, the U.S. government finalized the fiscal 2024 budget. The U.S. government's fiscal 2024 budget was operating under a continuing resolution funding measure from the start of the 2024 U.S. government fiscal year through the passage date of the spending bills in March 2024. Discretionary spending includes approximately $825 billion in defense spending and approximately $703 billion in non-defense discretionary spending. Additionally, the approved 2024 NASA budget is $25 billion. In April 2024, a $61 billion Ukraine Security Assistance supplemental funding bill was enacted to provide ongoing assistance and equipment to the military and national security forces of Ukraine and other forces or groups engaged in resisting Russian aggression against Ukraine.

In March 2024, President Biden provided his proposed fiscal 2025 budget, which includes $1.6 trillion in discretionary spending, $895 billion related to defense spending and $734 billion for non-defense spending. The requested discretionary spending amounts are consistent with the fiscal 2024 budget. The Fiscal Responsibility Act of 2023 imposed statutory caps on discretionary funding in 2025 that restrict increases within the discretionary budget. This Fiscal Responsibility Act also enacted limits on discretionary funding for the years 2026 through 2029. The proposed fiscal 2025 budget continues to allocate funding to important initiatives from previous year fiscal budgets, including funding to deter aggression in the Indo-Pacific and funding for certain AUKUS-related items. The effect of President Biden's proposed fiscal 2025 budget on individual programs or KBR cannot be predicted at this time. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2024, the U.K. government announced the defense budget, with the defense budget remaining consistent with the defense budget from the prior fiscal year. In March 2023, the U.K. government announced its intent to increase its defense budget by £11 billion over the next five years, increasing the defense budget to 2.25% of GDP by 2025. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. It is expected the next general election in the United Kingdom will occur in 2024 (and no later than January 28, 2025). The effect of the next general election in the United Kingdom on KBR or our individual programs cannot be predicted at this time. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. The fiscal year budget for Australia for the 2023 - 2024 financial year was finalized, with the Australian government increasing defense spending by 5% to AUD 51.0 billion, or approximately 2.00% of GDP.

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

Results of Operations

Three months ended March 29, 2024 compared to the three months ended March 31, 2023

The information below is an analysis of our consolidated results for the three months ended March 29, 2024 compared to the three months ended March 31, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended
	March 29,	March 31,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues	$1,818	$1,703	$115	7%
Cost of revenues	$(1,570)	$(1,458)	$112	8%
Gross profit	$248	$245	$3	1%
Equity in earnings of unconsolidated affiliates	$30	$23	$7	30%
Selling, general and administrative expenses	$(121)	$(124)	$(3)	(2)%
Gain on disposition of assets and investments	$6	$—	$6	n/m
Other	$3	$—	$3	n/m
Operating income	$166	$144	$22	15%
Interest expense	$(31)	$(26)	$5	19%
Other non-operating expense	$(6)	$(2)	$4	n/m
Income before income taxes	$129	$116	$13	11%
Provision for income taxes	$(35)	$(30)	$5	17%
Net income	$94	$86	$8	9%
Less: Net income attributable to noncontrolling interests	$1	$—	$1	n/m
Net income attributable to KBR	$93	$86	$7	8%

n/m - not meaningful

Revenues. The increase in overall revenue of $115 million, or 7%, to $1,818 million for the three months ended March 29, 2024 is primarily attributed to contract growth related to domestic and international operations within our GS business and increased revenues from technology sales and engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $3 million, or 1%, was primarily driven by items increasing revenues discussed above, offset by resolutions on various legacy matters in 2023 that did not recur in 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $7 million to $30 million in earnings for the three months ended March 29, 2024, compared to $23 million in earnings for the three months ended March 31, 2023. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended March 29, 2024 were materially consistent with the three months ended March 31, 2023.

Gain on disposition of assets and investment. The increase in gain on disposition of assets and investments of $6 million was due to the sale of our investment interest in a joint venture within our GS segment. No similar gain on the disposition of assets and investments was recognized in the three months ended March 31, 2023.

Interest expense. The increase in interest expense was primarily driven by increases in the U.S. federal reserve funds rate from the three months ended March 31, 2023 to the three months ended March 29, 2024.

Provision for income taxes. The provision for income taxes for the three months ended March 29, 2024 reflects a 27% tax rate as compared to a 26% tax rate for the three months ended March 31, 2023. The effective tax rate of 27% and 26%, as compared to the U.S. statutory rate of 21%, for the three months ended March 29, 2024 and March 31, 2023 was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended
	March 29,	March 31,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues:
Government Solutions	$1,386	$1,328	$58	4%
Sustainable Technology Solutions	432	375	57	15%
Total revenues	$1,818	$1,703	$115	7%

Operating income (loss):
Government Solutions	$115	$102	$13	13%
Sustainable Technology Solutions	86	82	4	5%
Other	(35)	(40)	5	13%
Total operating income	$166	$144	$22	15%

Government Solutions

GS revenues increased by $58 million, or 4%, to $1,386 million for the three months ended March 29, 2024, compared to $1,328 million for the three months ended March 31, 2023. The increase in revenues is due to contract growth related to our domestic and international operations.

GS operating income increased by $13 million, or 13%, to $115 million for the three months ended March 29, 2024, compared to $102 million for the three months ended March 31, 2023. The increase in operating income was primarily driven by the items discussed above and $6 million gain recognized related to the sale of our investment interest in a joint venture.

Sustainable Technology Solutions

STS revenues increased by $57 million, or 15%, to $432 million for the three months ended March 29, 2024, compared to $375 million for the three months ended March 31, 2023. This increase is primarily driven by increased revenues from technology sales and engineering and professional services.

STS operating income increased by $4 million, or 5%, to $86 million for the three months ended March 29, 2024, compared to $82 million for the three months ended March 31, 2023. The increase in operating income is primarily due to the items discussed above and increased equity in earnings from services on an LNG project, offset by a favorable resolution on a legacy matter in 2023 that did not recur in 2024.

Other

Other operating loss remained materially consistent for each of the three months ended March 29, 2024 and March 31, 2023, respectively.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.8 billion at March 29, 2024, and $4.1 billion at December 29, 2023.

The following table summarizes our backlog by business segment as of March 29, 2024, and December 29, 2023, respectively:

	March 29,	December 29,
Dollars in millions	2024	2023
Government Solutions	$12,888	$12,790
Sustainable Technology Solutions	4,363	4,545
Total backlog	$17,251	$17,335

We estimate that as of March 29, 2024, 39% of our backlog will be executed within one year. Of this amount, we estimate that 79% will be recognized in revenues on our condensed consolidated statement of operations and 21% will be recorded by our unconsolidated joint ventures. As of March 29, 2024, $95 million of our backlog relates to active contracts that are in a loss position.

As of March 29, 2024, 11% of our backlog was attributable to fixed-price contracts, 38% was attributable to PFIs, 35% was attributable to cost-reimbursable contracts and 16% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of March 29, 2024, $9.0 billion of our GS backlog was currently funded by our customers.

As of March 29, 2024, we had approximately $3.6 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.3 billion and the remaining performance obligations as defined by ASC 606 of $12.9 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

Transactions with Joint Ventures

We form incorporated and unincorporated joint ventures to execute certain projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work only to the extent the joint venture's scope of work to the end customer is complete. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 6 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5 "Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors", 10 "Commitments and Contingencies" and 11 "U.S. Government Matters" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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
As discussed in Note 8 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we entered into Amendment No.11 to our Credit Agreement on January 19, 2024. This amendment provides for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extends the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No.11 reduced the interest rate margin applicable to Term Loan B.

Additionally, we entered into Amendment No.12 to our Credit Agreement on February 7, 2024. This amendment consolidated the USD denominated Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. In 2024, $76 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal through a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of March 29, 2024, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $314 million at March 29, 2024, and $304 million at December 29, 2023, and consisted of the following:

	March 29,	December 29,
Dollars in millions	2024	2023
Domestic U.S. cash	$9	$44
International cash	182	128
Joint venture and Aspire Defence project cash	123	132
Total	$314	$304
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

As of March 29, 2024, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 29,	March 31,
Dollars in millions	2024	2023
Cash flows provided by operating activities	$91	$35
Cash flows provided by investing activities	11	42
Cash flows used in financing activities	(91)	(54)
Effect of exchange rate changes on cash	(1)	4
Increase in cash and cash equivalents	$10	$27

Operating Activities. Cash provided by operations totaled $91 million and $35 million for the three months ended March 29, 2024 and March 31, 2023, respectively, as compared to net income of $94 million and $86 million for the three months ended March 29, 2024 and March 31, 2023, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. The increase in operating cash flows for the three months ended March 29, 2024 compared to the three months ended March 31, 2023 is primarily due to changes in the primary components of our working capital. Additionally, for the three months ended March 29, 2024, we received $43 million in distributions of earnings from unconsolidated affiliates compared to $24 million in distributions of earnings from unconsolidated affiliates for the three months ended March 31, 2023.

Investing Activities. Cash provided by investing activities totaled $11 million for the three months ended March 29, 2024. In 2024, we received a return of investment from JKC of approximately $29 million related to our proportionate share of a tax refund. Additionally, we received $6 million from the sale of our investment interest in a joint venture within our GS segment. This was offset by $25 million in capital expenditures.

Cash provided by investing activities totaled $42 million for the three months ended March 31, 2023 and was primarily due to a return of investment of approximately $61 million from JKC resulting from the receipt of the second payment from the Subcontractor Settlement Agreement. This was offset by $19 million in capital expenditures.

Financing Activities. Cash used in financing activities totaled $91 million for the three months ended March 29, 2024. The primary uses of cash in financing activities were $75 million of principal payments related to our Senior Credit Facility, $50 million for the repurchase of common stock under our share repurchase program and $11 million for the repurchase of common stock under our "withheld to cover" program. Cash used in financing activities also included $33 million payment for the settlement of warrants, $18 million of dividend payments to common shareholders and $16 million in debt issuance costs associated with Amendment No.11 and No. 12 to our Credit Agreement for our Senior Credit Facility. These decreases were offset by $93 million in borrowings on our Revolver and $24 million in borrowings associated with Amendment No.11 to our Credit Agreement. See Note 8 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Cash used in financing activities totaled $54 million for the three months ended March 31, 2023 and was primarily due to approximately $16 million of dividend payments to common shareholders, $50 million for the repurchase of common stock under our share repurchase program, $11 million for the repurchase of common stock under our "withheld to cover" program and $4 million in payments on borrowings related to our Senior Credit Facility. These decreases were partially offset by a $28 million bank overdraft facility. See Note 8 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $14 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of March 29, 2024) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the three months ended March 29, 2024 was $7 million for our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($42 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility in regards to meeting our capital needs. Refer to Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on our sales of receivables.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Senior Notes

Information relating to our Senior Notes is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2023 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of March 29, 2024, we had no material guarantees of the work or obligations of third parties recorded.

As of March 29, 2024, we had $1 billion in a committed line of credit on the Revolver under our Senior Credit Facility and $395 million of bilateral and uncommitted lines of credit. As of March 29, 2024, with respect to our Revolver, we had $143 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $395 million of bilateral and uncommitted lines of credit, we utilized $291 million for letters of credit as of March 29, 2024. The total remaining capacity of these committed and uncommitted lines of credit was approximately $947 million, of which up to approximately $791 million can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2023 Annual Report on Form 10-K, for the year ended December 29, 2023, which discussion is incorporated herein by reference.
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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $2 million during the three months ended March 31, 2023 in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of March 29, 2024. Information relating to fair value measurements is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $143 million of borrowings issued under the Revolver as of March 29, 2024. Additionally, we had $1,499 million outstanding under the term loan portions of the Senior Credit Facility as of March 29, 2024. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at March 29, 2024	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£114	3.81%	Term SONIA	Monthly through November 2026

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at March 29, 2024 was a $48 million asset, of which $25 million is included in other current assets and $23 million is included in other assets. Information relating to our portfolio of interest rate swaps is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At March 29, 2024, we had fixed rate debt aggregating $1,352 million and variable rate debt aggregating $540 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate net of the impact from our swap agreements for the three months ended March 29, 2024 was 5.53%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of March 29, 2024.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are in the process of a multi-phase implementation of a company-wide payroll system. During the first quarter of 2024, we substantially completed the implementation of the payroll system for our U.S. employees. There were no other changes in our internal control reporting during the three months ended March 29, 2024 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5, 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended December 29, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 19, 2024, the Board of Directors authorized $174 million of additional share repurchases to be added to the prior authorizations, which returned the total amount authorized and available for repurchase under the share repurchase program to $500 million. As of March 29, 2024, $450 million remains available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended March 29, 2024 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
December 30, 2023 - January 26, 2024	—	$—	—	$326,215,513
January 27, 2024 - February 23, 2024	253,226	$59.03	114,897	$493,202,355
February 24, 2024 - March 29, 2024	763,513	$60.60	711,900	$450,016,582
Total	1,016,739	—	826,797	$450,016,582

(1)Included within the shares repurchased herein are 189,942 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $59.14 per share.

Item 5. Other Information

During the three months ended March 29, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1
Amendment No. 11 to the Credit Agreement, dated as of January 19, 2024, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed on January 23, 2024, File No. 001-33146)

10.2
Amendment No. 12 to the Credit Agreement, dated as of February 7, 2024, with Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed on February 13, 2024, File No. 001-33146)

*10.3+	Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.6+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.7+	Form of revised Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.8+	Form of revised Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended March 29, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: April 30, 2024                      Dated: April 30, 2024