Form 10-Q
period 2024-06-28
KBR, INC.
filed 2024-07-24
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2024
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

As of July 17, 2024, there were 133,050,180 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

Revenues	$1,855	$1,753	$3,673	$3,456
Cost of revenues	(1,584)	(1,502)	(3,154)	(2,960)
Gross profit	271	251	519	496
Equity in earnings of unconsolidated affiliates	40	23	70	46
Selling, general and administrative expenses	(129)	(119)	(250)	(243)
Legal settlement of legacy matter	—	(144)	—	(144)
Gain on disposition of assets and investments	—	—	6	—
Other	(1)	(1)	2	(1)
Operating income	181	10	347	154
Interest expense	(32)	(29)	(63)	(55)
Charges associated with Convertible Notes	—	(314)	—	(314)
Other non-operating expense	(2)	(1)	(8)	(3)
Income (loss) before income taxes	147	(334)	276	(218)
Provision for income taxes	(40)	(16)	(75)	(46)
Net income (loss)	107	(350)	201	(264)
Less: Net income attributable to noncontrolling interests	1	1	2	1
Net income (loss) attributable to KBR	$106	$(351)	$199	$(265)
Net income (loss) attributable to KBR per share
Basic	$0.79	$(2.60)	$1.48	$(1.95)
Diluted	$0.79	$(2.60)	$1.47	$(1.95)
Basic weighted average common shares outstanding	134	135	134	136
Diluted weighted average common shares outstanding	134	135	135	136
Cash dividends declared per share	$0.150	$0.135	$0.300	$0.270
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Net income (loss)	$107	$(350)	$201	$(264)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	24	(8)	39
Pension and post-retirement benefits	1	(2)	3	(2)
Changes in fair value of derivatives	—	23	11	13
Other comprehensive income	1	45	6	50
Income tax (expense) benefit:
Pension and post-retirement benefits	—	3	—	3
Changes in fair value of derivatives	—	(3)	(2)	(1)
Income tax (expense) benefit	—	—	(2)	2
Other comprehensive income, net of tax	1	45	4	52
Comprehensive income (loss)	108	(305)	205	(212)
Less: Comprehensive income attributable to noncontrolling interests	1	1	2	1
Comprehensive income (loss) attributable to KBR	$107	$(306)	$203	$(213)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	June 28,	December 29,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$414	$304
Accounts receivable, net of allowance for credit losses of $8 and $8, respectively	992	981
Contract assets	217	177
Other current assets	202	189
Total current assets	1,825	1,651
Property, plant, and equipment, net of accumulated depreciation of $473 and $458 (including net PPE of $43 and $36 owned by a variable interest entity), respectively	252	239
Operating lease right-of-use assets	157	138
Goodwill	2,111	2,109
Intangible assets, net of accumulated amortization of $399 and $382, respectively	595	618
Equity in and advances to unconsolidated affiliates	185	206
Deferred income taxes	197	239
Other assets	442	365
Total assets	$5,764	$5,565
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$676	$593
Contract liabilities	353	359
Accrued salaries, wages and benefits	359	340
Current maturities of long-term debt	22	31
Other current liabilities	243	249
Total current liabilities	1,653	1,572
Employee compensation and benefits	119	120
Income tax payable	107	106
Deferred income taxes	79	106
Long-term debt	1,900	1,801
Operating lease liabilities	188	176
Other liabilities	307	290
Total liabilities	4,353	4,171
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,261,966 and 181,713,586 shares issued, and 133,162,928 and 135,067,562 shares outstanding, respectively	—	—
PIC	2,519	2,505
Retained earnings	1,231	1,072
Treasury stock, 49,099,038 shares and 46,646,024 shares, at cost, respectively	(1,437)	(1,279)
AOCL	(911)	(915)
Total KBR shareholders’ equity	1,402	1,383
Noncontrolling interests	9	11
Total shareholders’ equity	1,411	1,394
Total liabilities and shareholders’ equity	$5,764	$5,565

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 29, 2024	$1,419	$2,514	$1,145	$(1,339)	$(912)	11
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.150/share)	(20)	—	(20)	—	—	—
Repurchases of common stock	(97)	—	—	(97)	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	—	—	—	(1)	—	1
Net income	107	—	106	—	—	1
Other comprehensive income, net of tax	1	—	—	—	1	—
Balance at June 28, 2024	$1,411	$2,519	$1,231	$(1,437)	$(911)	$9

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.300/share)	(40)	—	(40)	—	—	—
Repurchases of common stock	(158)	—	—	(158)	—	—
Issuance of ESPP shares	4	2	—	2	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(2)	—	—	(2)	—	—
Net income	201	—	199	—	—	2
Other comprehensive income, net of tax	4	—	—	—	4	—
Balance at June 28, 2024	$1,411	$2,519	$1,231	$(1,437)	$(911)	$9

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 31, 2023	$1,657	$2,244	$1,478	$(1,203)	$(875)	$13
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.135/share)	(18)	—	(18)	—	—	—
Repurchases of common stock	(76)	—	—	(76)	—	—
Convertible Notes Transactions	365	365	—	—	—	—
Other	(1)	—	—	(1)	—	—
Net income (loss)	(350)	—	(351)	—	—	1
Other comprehensive income, net of tax	45	—	—	—	45	—
Balance at June 30, 2023	$1,629	$2,616	$1,109	$(1,280)	$(830)	$14

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	4	4	—	—	—	—
Dividends declared to shareholders ($0.270/share)	(36)	—	(36)	—	—	—
Repurchases of common stock	(137)	—	—	(137)	—	—
Issuance of ESPP shares	2	1	—	1	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Convertible Notes Transactions	365	365	—	—	—	—
Other	1	—	—	(1)	—	2
Net income (loss)	(264)	—	(265)	—	—	1
Other comprehensive income, net of tax	52	—	—	—	52	—
Balance at June 30, 2023	$1,629	$2,616	$1,109	$(1,280)	$(830)	$14
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$201	$(264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges associated with Convertible Notes	—	314
Legal settlement of legacy matter	—	144
Depreciation and amortization	71	70
Equity in earnings of unconsolidated affiliates	(70)	(46)
Deferred income tax	18	19
Gain on disposition of assets	(6)	—
Other	23	13
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(15)	(72)
Contract assets	(41)	22
Accounts payable	77	77
Contract liabilities	(5)	50
Accrued salaries, wages and benefits	23	6
Payments on operating lease obligation	(32)	(29)
Payments from unconsolidated affiliates, net	5	6
Distributions of earnings from unconsolidated affiliates	99	37
Pension funding	(18)	(9)
Other assets and liabilities	(69)	(50)
Total cash flows provided by operating activities	$261	$288
Cash flows from investing activities:
Purchases of property, plant and equipment	$(35)	$(38)
Proceeds from sale of assets or investments	6	—
Return of (investments in) equity method joint ventures, net	36	61
Funding in other investment	—	(39)
Other	1	(5)
Total cash flows provided by (used in) investing activities	$8	$(21)
Cash flows from financing activities:
Borrowings on long-term debt	$24	$—
Borrowings on Revolver	168	330
Payments on short-term and long-term debt	(81)	(8)
Payments on Revolver	(13)	(75)
Payments on settlement of warrants	(33)	(101)
Proceeds from the settlement of note hedge	—	150
Payments to settle Convertible Notes	—	(250)
Debt issuance costs	(16)	—
Payments of dividends to shareholders	(39)	(35)
Payments to reacquire common stock	(158)	(137)
Other	(10)	—
Total cash flows used in financing activities	$(158)	$(126)
Effect of exchange rate changes on cash	(1)	9
Increase in cash and cash equivalents	110	150
Cash and cash equivalents at beginning of period	304	389
Cash and cash equivalents at end of period	$414	$539
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$20	$18
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of June 28, 2024, the results of our operations for the three and six months ended June 28, 2024 and June 30, 2023, respectively, and our cash flows for the six months ended June 28, 2024 and June 30, 2023, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2023 Annual Report on Form 10-K. The Company's fiscal year ends on the Friday closest to December 31. The three months ended June 28, 2024 and June 30, 2023 contained 91 days. The six months ended June 28, 2024 and June 30, 2023 contained 182 days and 181 days, respectively.

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

Note 2. Business Segment Information

We provide a wide range of professional services, and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. We are organized into two core business segments, Government Solutions and Sustainable Technology Solutions and one non-core business segment as described below:
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

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 80 innovative, proprietary, sustainability-focused process technologies that accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy security, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Other. Our non-core Other segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.

Operations by Reportable Segment

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Dollars in millions
Revenues:
Government Solutions	$1,397	$1,352	$2,783	$2,680
Sustainable Technology Solutions	458	401	890	776
Total revenues	$1,855	$1,753	$3,673	$3,456

Operating income (loss):
Government Solutions	$124	$(28)	$239	$74
Sustainable Technology Solutions	96	77	182	159
Other	(39)	(39)	(74)	(79)
Total operating income	$181	$10	$347	$154

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Dollars in millions	2024	2023	2024	2023
Government Solutions
Science & Space	$291	$287	$589	$566
Defense & Intel	403	383	814	746
Readiness & Sustainment	382	393	738	798
International	321	289	642	570
Total Government Solutions	1,397	1,352	2,783	2,680

Sustainable Technology Solutions	458	401	890	776

Total revenue	$1,855	$1,753	$3,673	$3,456

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
United States	$829	$129	$958	$1,647	$256	$1,903
Europe	387	71	458	783	143	926
Middle East	33	155	188	73	280	353
Australia	113	23	136	211	46	257
Africa	16	33	49	33	66	99
Asia	2	23	25	6	50	56
Other countries	17	24	41	30	49	79
Total revenue	$1,397	$458	$1,855	$2,783	$890	$3,673

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
United States	$782	$138	$920	$1,500	$269	$1,769
Europe	387	66	453	834	124	958
Middle East	40	91	131	66	178	244
Australia	106	23	129	207	41	248
Africa	16	22	38	35	40	75
Asia	5	35	40	8	73	81
Other countries	16	26	42	30	51	81
Total revenue	$1,352	$401	$1,753	$2,680	$776	$3,456

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$839	$—	$839	$1,683	$—	$1,683
Time-and-Materials	263	290	553	508	553	1,061
Fixed Price	295	168	463	592	337	929
Total revenue	$1,397	$458	$1,855	$2,783	$890	$3,673

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$831	$—	$831	$1,646	$—	$1,646
Time-and-Materials	271	252	523	534	485	1,019
Fixed Price	250	149	399	500	291	791
Total revenue	$1,352	$401	$1,753	$2,680	$776	$3,456

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $23 million and $3 million for the three months ended June 28, 2024 and June 30, 2023 and $31 million and $8 million for the six months ended June 28, 2024 and June 30, 2023, respectively.

On June 28, 2024, we had $12.8 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 39% of our remaining performance obligations as revenue within one year, 36% in years two through five and 25% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of June 28, 2024.

We recognized revenue of $225 million and $164 million for the six months ended June 28, 2024 and June 30, 2023, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	June 28,	December 29,
Dollars in millions	2024	2023
Unbilled	$513	$519
Trade & other	479	462
Accounts receivable	$992	$981

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

The components of our cash and cash equivalents balance are as follows:

	June 28, 2024
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$212	$54	$266
Short-term investments (c)	10	6	16
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	117	15	132
Total	$339	$75	$414

	December 29, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Operating cash and cash equivalents	$122	$36	$158
Short-term investments (c)	6	8	14
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	111	21	132
Total	$239	$65	$304

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
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $85 million and $83 million as of June 28, 2024 and December 29, 2023, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients and Estimated Recoveries of Claims Against Suppliers and Subcontractors

The amounts of unapproved change orders and claims against clients and estimated recoveries of claims against suppliers and subcontractors included in determining the profit or loss on contracts are as follows:

	Six Months Ended
	June 28,	June 30,
Dollars in millions	2024	2023
Amounts included in project estimates-at-completion at beginning of fiscal year	$74	$48
Net increase in project estimates	41	11
Ending balance of amounts included in project estimates-at-completion	$115	$59
Amounts recognized over time based on progress	$91	$59

The balance as of June 28, 2024 relates to projects in our Government Solutions segment.

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

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended	Year ended
	June 28,	December 29,
	2024	2023
Dollars in millions
Beginning balance	$206	$188
Equity in earnings of unconsolidated affiliates (a)	70	114
Distributions of earnings of unconsolidated affiliates (b)	(99)	(63)
Payments from unconsolidated affiliates, net	(5)	(18)
Return of investments in equity method investment, net (c)	(36)	(60)
Foreign currency translation adjustments	(1)	3
Other (d)	50	42
Ending balance	$185	$206

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
(c)For the six months ended June 28, 2024, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund. During the year ended December 29, 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement.
(d)During the six months ended June 28, 2024, Other included the reclassification of the net liability position of $50 million related to joint ventures within our STS business segment. During the year ended December 29, 2023, Other included the reclassification of the net liability position of $47 million related to a joint venture within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three and six months ended June 28, 2024 our revenues included $171 million and $344 million and for the three and six months ended June 30, 2023 included $129 million and $253 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of June 28, 2024, and December 29, 2023 are as follows:

	June 28,	December 29,
Dollars in millions	2024	2023
Accounts receivable, net of allowance for credit losses	$96	$103
Contract liabilities	$77	$89

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three and six months ended June 28, 2024 and June 30, 2023, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Dollars in millions	2024	2023	2024	2023
Components of net periodic pension benefit
Interest cost	$15	$15	$30	$30
Expected return on plan assets	(28)	(25)	(56)	(50)
Recognized actuarial loss	1	—	2	—
Net periodic pension benefit	$(12)	$(10)	$(24)	$(20)

For the six months ended June 28, 2024, we have contributed approximately $18 million of the $39 million we expect to contribute to our U.K. pension plan in fiscal year 2024.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	June 28, 2024	December 29, 2023
Term Loan A	$496	$595
Term Loan B	998	501
Senior Notes	250	250
Revolver	205	505
Unamortized debt issuance costs and discounts	(27)	(19)
Total debt	1,922	1,832
Less: current portion	22	31
Total long-term debt, net of current portion	$1,900	$1,801

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

We entered into Amendment No. 11 to our Credit Agreement on January 19, 2024. This amendment provides for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extends the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No.11 reduced the interest rate margin applicable to Term Loan B. During the three months ended June 28, 2024, $2 million in cash was paid on the outstanding Term Loan B principal.

We entered into Amendment No. 12 to our Credit Agreement on February 7, 2024. This amendment consolidated the USD denominated Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. During the six months ended June 28, 2024, $79 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal using proceeds of a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We had cash borrowings of $168 million and cash repayments of $13 million on our Revolver that occurred during the six months ended June 28, 2024. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

Term Loan A provides for quarterly principal payments of 0.625% of the aggregate principal amount commencing with the fiscal quarter ended March 31, 2022, increasing to 1.25% starting with the quarter ending April 3, 2026. Term Loan B provides for quarterly principal payments of 0.25% of the initial aggregate principal amounts that commenced with the fiscal quarter ended June 30, 2020. Term Loan A and the Revolver mature in February 2029 and Term Loan B matures in January 2031.

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of June 28, 2024, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of June 28, 2024, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $423 million of bilateral and uncommitted lines of credit. As of June 28, 2024, with respect to our Revolver, we had $205 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $423 million of bilateral and uncommitted lines of credit, we had utilized $303 million for letters of credit as of June 28, 2024. The total remaining capacity of these committed and uncommitted lines of credit was approximately $901 million as of June 28, 2024, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $84 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 27% and (21)% for the six months ended June 28, 2024 and June 30, 2023, respectively. The effective tax rate for the six months ended June 28, 2024 as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash settlement method election and convertible notes repurchase in 2023.

The valuation allowance for deferred tax assets as of June 28, 2024 and December 29, 2023 was $147 million and $148 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $210 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $976 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of June 28, 2024 and December 29, 2023 was $73 million and $74 million, respectively.

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

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss will be incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable loss or range of loss. In the event a loss is probable, but the probable loss is not reasonably estimable, we are required to make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion in Note 11. "U.S. Government Matters", a reasonably possible loss or range of loss associated with any individual contingency cannot be estimated. There have been no substantive developments or changes to existing claims.

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $35 million as of June 28, 2024 and $45 million as of December 29, 2023, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of June 28, 2024.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	(8)	1	21	14
Amounts reclassified from AOCL	—	2	(12)	(10)
Net other comprehensive income (loss)	(8)	3	9	4
Balance at June 28, 2024	$(308)	$(641)	$38	$(911)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income adjustments before reclassifications	39	—	20	59
Amounts reclassified from AOCL	—	1	(8)	(7)
Net other comprehensive income	39	1	12	52
Balance at June 30, 2023	$(313)	$(567)	$50	$(830)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended
	June 28,	June 30,
Dollars in millions	2024	2023	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of prior service cost	$—	$2	See (a) below
Recognized actuarial loss	(2)	—	See (a) below
Tax benefit	—	(3)	Provision for income taxes
Net pension and post-retirement benefits	$(2)	$(1)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$14	$10	Other non-operating expense
Tax expense	(2)	(2)	Provision for income taxes
Net changes in fair value of derivatives	$12	$8	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 7 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 19, 2024, the Board of Directors authorized $174 million of additional share repurchases to be added to the prior authorizations, which returned the total amount authorized and available for repurchase under the share repurchase program to $500 million. As of June 28, 2024, $354 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	June 28, 2024			June 28, 2024
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	1,511,558	$63.84	$96	2,338,355	$62.64	$146
Withhold to cover shares	5,469	63.96	1	195,411	59.28	12
Total	1,517,027	$63.84	$97	2,533,766	$62.38	$158

	Three Months Ended			Six Months Ended
	June 30, 2023			June 30, 2023
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	1,287,358	$58.24	$75	2,222,293	$56.23	$125
Withhold to cover shares	11,365	59.49	1	214,598	53.93	12
Total	1,298,723	$58.25	$76	2,436,891	$56.03	$137

Note 14. Income (loss) per Share

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the if-converted method for Convertible Debt and the treasury stock method for all other instruments.

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Shares in millions	2024	2023	2024	2023
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$106	$(351)	$199	$(265)
Less earnings allocable to participating securities	$—	$—	$(1)	$—
Basic net income (loss) attributable to KBR	$106	$(351)	$198	$(265)
Diluted net income (loss) attributable to KBR	$106	$(351)	$198	$(265)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	134	135	134	136
Stock options and restricted shares	—	—	1	—
Diluted weighted average common shares outstanding	134	135	135	136

Net income (loss) attributable to KBR per share:
Basic	$0.79	$(2.60)	$1.48	$(1.95)
Diluted	$0.79	$(2.60)	$1.47	$(1.95)

For the three and six months ended June 28, 2024, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.3 million related to our stock options and restricted stock awards.

Due to our net loss position for the three and six months ended June 30, 2023, our basic net loss per share and diluted net loss per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded.

For the three months ended June 30, 2023, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 2.0 million related to the Convertible Debt, 12.6 million related to the Warrant Transactions and 1.5 million related to our stock options and restricted stock awards. For the six months ended June 30, 2023, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 7.9 million related to the Convertible Debt, 13.2 million related to the Warrant Transactions and 1.6 million related to our stock options and restricted stock awards.

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

		June 28, 2024		December 29, 2023
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$496	$496	$595	$595
Term Loan B	Level 2	998	1,004	501	503
Senior Notes	Level 2	250	233	250	231
Revolver	Level 2	205	205	505	505
Derivative Liability - Warrants	Level 2	—	—	33	33

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

As of June 28, 2024, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $32 million, all of which had durations of 16 days or less. The fair value of our balance sheet hedges are included in other current assets and other assets on our condensed consolidated balance sheets at June 28, 2024, and December 29, 2023. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
Dollars in millions	2024	2023	2024	2023
Balance Sheet Hedges - Fair Value	$—	$1	$(1)	$1
Balance Sheet Position - Remeasurement	(2)	(2)	(1)	(4)
Net gain (loss)	$(2)	$(1)	$(2)	$(3)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at June 28, 2024	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£113	3.81%	Term SONIA	Monthly through November 2026

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at June 28, 2024 was a $47 million asset, of which $25 million is included in other current assets and $22 million is included in other assets. The unrealized net gain on these interest rate swaps was $47 million and is included in AOCL as of June 28, 2024. The fair value of the interest rate swaps at December 29, 2023, was a $36 million net asset, of which $24 million is included in other current assets, $18 million is included in other assets and $6 million is included in other liabilities. The unrealized net gains on these interest rate swaps was $36 million and is included in AOCL as of December 29, 2023.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the six months ended June 28, 2024, we derecognized $1,555 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,534 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Six Months Ended
Dollars in millions	June 28, 2024	June 30, 2023
Beginning balance	$135	$134
Sale of receivables	1,555	1,550
Settlement of receivables	(1,564)	(1,497)
Cash collected, not yet remitted	(4)	—
Outstanding balances sold to financial institutions	$122	$187

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $127 million at June 28, 2024. The carrying value of our investment in Mura was $128 million at December 29, 2023.

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

Note 17. Subsequent Event

On July 16, 2024, we entered into a definitive agreement to acquire LinQuest Corporation. The base purchase price to be paid upon closing will be $745 million, subject to certain working capital, net debt and other customary adjustments. We expect to fund this acquisition with cash on hand and capacity under our Senior Credit Facility. The transaction is expected to be completed in the second half of 2024, subject to receipt of antitrust clearance and the satisfaction or waiver of other customary closing conditions.

LinQuest is an engineering, data analytics and digital integration company with a legacy of solving complex technical challenges for national security missions. They develop and integrate advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced AI and machine learning capabilities. LinQuest is a leader in supporting the U.S. Space Force, U.S. Air Force and other U.S. Department of Defense and intelligence agencies.

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
•Information operations such as cyber analytics and cybersecurity; data analytics; mission planning systems; virtual and augmented reality and technical training; and artificial intelligence and machine learning;
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

Business Environment and Trends

Government Outlook

In March 2024, the U.S. government finalized the fiscal 2024 budget. The U.S. government was operating under a continuing resolution funding measure from the start of the 2024 U.S. government fiscal year through the passage date of the spending bills in March 2024. Discretionary spending includes approximately $825 billion in defense spending and approximately $703 billion in non-defense discretionary spending. Additionally, the approved 2024 NASA budget is $25 billion. In April 2024, a $61 billion Ukraine Security Assistance supplemental funding bill was enacted to provide ongoing assistance and equipment to the military and national security forces of Ukraine and other forces or groups engaged in resisting Russian aggression against Ukraine.

In March 2024, President Biden provided his proposed fiscal 2025 budget, which includes $1.6 trillion in discretionary spending, $895 billion related to defense spending and $734 billion for non-defense spending. The requested discretionary spending amounts are consistent with the fiscal 2024 budget. The Fiscal Responsibility Act of 2023 imposed statutory caps on discretionary funding in 2025 that restrict increases within the discretionary budget. This Fiscal Responsibility Act also enacted limits on discretionary funding for the years 2026 through 2029. The proposed fiscal 2025 budget continues to allocate funding to important initiatives from previous year fiscal budgets, including funding to deter aggression in the Indo-Pacific and funding for certain AUKUS-related items. The effect of President Biden's proposed fiscal 2025 budget on individual programs or KBR cannot be predicted at this time. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the 2024 U.S. general elections, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2024, the U.K. government announced the defense budget, with the defense budget remaining consistent with the defense budget from the prior fiscal year. A general election was held in the United Kingdom in July 2024, with the Labour Party becoming the primary governing party of the House of Commons. The Labour Party has committed to increasing defense spending to 2.5% of GDP in the future, which is an increase from the previous commitment to increase defense spending to 2.25%. The effect of this general election on KBR or our individual programs cannot be predicted at this time. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. The fiscal year budget for Australia for the 2024 - 2025 financial year was finalized, with the Australian government increasing defense spending to AUD 55.7 billion, or approximately 2.00% of GDP.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition, renewable energy sources and climate change solutions. The globe is in search of the solution to the energy trilemma, the balance between energy affordability, ensuring energy security and achieving environmental sustainability. Clients are prioritizing their efforts to solve the energy trilemma by investing in digital solutions to optimize operations, increase end-product flexibility and energy efficiency, reduce unplanned downtime and minimize environmental footprint. As the global focus on energy security intensifies and companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia, which complements KBR's proprietary process technologies, solutions and capabilities. We expect climate change, energy security and energy transition to continue to be areas of priority and investment as many countries, including the U.S., look to boost their economies and invest in a cleaner, more secure future.

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Government Solutions
• Sustainable Technology Solutions

Non-core business segment
• Other

See additional information on our business segments in Note 2 "Business Segment Information" to our condensed consolidated financial statements.

Results of Operations

Three months ended June 28, 2024 compared to the three months ended June 30, 2023

The information below is an analysis of our consolidated results for the three months ended June 28, 2024, compared to the three months ended June 30, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended
	June 28,	June 30,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues	$1,855	$1,753	$102	6%
Cost of revenues	$(1,584)	$(1,502)	$82	5%
Gross profit	$271	$251	$20	8%
Equity in earnings of unconsolidated affiliates	$40	$23	$17	74%
Selling, general and administrative expenses	$(129)	$(119)	$10	8%
Legal settlement of legacy matter	$—	$(144)	$(144)	(100)%
Other	$(1)	$(1)	$—	—%
Operating income	$181	$10	$171	n/m
Interest expense	$(32)	$(29)	$3	10%
Charges associated with Convertible Notes	$—	$(314)	$(314)	(100)%
Other non-operating expense	$(2)	$(1)	$1	n/m
Income (loss) before income taxes	$147	$(334)	$481	n/m
Provision for income taxes	$(40)	$(16)	$24	n/m
Net income (loss)	$107	$(350)	$457	n/m
Less: Net income attributable to noncontrolling interests	$1	$1	$—	—%
Net income (loss) attributable to KBR	$106	$(351)	$457	n/m

n/m - not meaningful

Revenues. The increase in overall revenue of $102 million, or 6%, to $1,855 million was primarily due to growth on high-end defense engineering, classified intelligence and international programs within our GS business and increased revenues from technology sales and engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $20 million, or 8%, was primarily driven by items increasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $17 million to $40 million in earnings for the three months ended June 28, 2024, compared to $23 million in earnings for the three months ended June 30, 2023. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended June 28, 2024 were $10 million higher, an 8% increase compared to the three months ended June 30, 2023, which was primarily driven by additional expenses incurred to support the growth in both our GS and STS business segments.

Legal settlement of Legacy Matter. During the three months ended June 30, 2023, we recorded a charge of $144 million related to the settlement of a legacy legal matter that did not recur during the three months ended June 28, 2024.

Interest expense. The increase in interest expense was primarily driven by an increase in the U.S. federal reserve funds rate from the three months ended June 30, 2023 to the three months ended June 28, 2024.

Charges associated with Convertible Notes. During the three months ended June 30, 2023, we recognized a loss of $314 million related to the election of cash as the settlement method for our Convertible Notes and the repurchase of a portion of our Convertible Notes that did not recur during the three months ended June 28, 2024.

Provision for income taxes. The provision for income taxes for the three months ended June 28, 2024 reflects a 27% tax rate as compared to a (5)% tax rate for the three months ended June 30, 2023. The effective tax rate of 27% for the three months ended June 28, 2024, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate of (5)% for the three months ended June 30, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and convertible notes repurchase in 2023. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended
	June 28,	June 30,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues:
Government Solutions	$1,397	$1,352	$45	3%
Sustainable Technology Solutions	458	401	57	14%
Total revenues	$1,855	$1,753	$102	6%

Operating income (loss):
Government Solutions	$124	$(28)	$152	n/m
Sustainable Technology Solutions	96	77	19	25%
Other	(39)	(39)	—	—%
Total operating income	$181	$10	$171	n/m
n/m - not meaningful

Government Solutions

GS revenues increased by $45 million, or 3%, to $1,397 million in the three months ended June 28, 2024 compared to $1,352 million in the three months ended June 30, 2023. The increase in revenue is primarily due to growth on high-end defense engineering, classified intelligence and international programs.
GS operating income increased by $152 million to $124 million in the three months ended June 28, 2024 compared to $28 million in operating loss in the three months ended June 30, 2023. The increase was primarily driven by the $144 million charge recognized in the three months ended June 30, 2023 related to the settlement of a legacy legal matter that did not recur during the three months ended June 28, 2024.

Sustainable Technology Solutions

STS revenues increased by $57 million, or 14%, to $458 million in the three months ended June 28, 2024 compared to $401 million in the three months ended June 30, 2023. The increase in revenue is primarily from engineering and professional services and technology sales.

STS operating income increased by $19 million, or 25%, to $96 million in the three months ended June 28, 2024 compared to $77 million in the three months ended June 30, 2023. The increase was primarily driven by items discussed above as well as increased equity in earnings resulting from services on an LNG project.

Other

Other operating loss remained materially consistent for each of the three months ended June 28, 2024 and June 30, 2023.

Results of Operations

Six months ended June 28, 2024 compared to the six months ended June 30, 2023

The information below is an analysis of our consolidated results for the six months ended June 28, 2024 compared to the six months ended June 30, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Six Months Ended
	June 28,	June 30,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues	$3,673	$3,456	$217	6%
Cost of revenues	$(3,154)	$(2,960)	$194	7%
Gross profit	$519	$496	$23	5%
Equity in earnings of unconsolidated affiliates	$70	$46	$24	52%
Selling, general and administrative expenses	$(250)	$(243)	$7	3%
Legal settlement of legacy matter	$—	$(144)	$(144)	(100)%
Gain on disposition of assets and investments	$6	$—	$6	n/m
Other	$2	$(1)	$3	n/m
Operating income	$347	$154	$193	125%
Interest expense	$(63)	$(55)	$8	15%
Charges associated with Convertible Notes	$—	$(314)	$(314)	(100)%
Other non-operating expense	$(8)	$(3)	$5	n/m
Income (loss) before income taxes	$276	$(218)	$494	n/m
Provision for income taxes	$(75)	$(46)	$29	63%
Net income (loss)	$201	$(264)	$465	n/m
Less: Net income attributable to noncontrolling interests	$2	$1	$1	n/m
Net income (loss) attributable to KBR	$199	$(265)	$464	n/m

n/m - not meaningful

Revenues. The increase in overall revenue of $217 million, or 6%, to $3,673 million for the six months ended June 28, 2024 is primarily due to growth on high-end defense engineering, classified intelligence and international programs within our GS business and increased revenues from technology sales and engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $23 million, or 5%, was primarily driven by items increasing revenues discussed above, offset by resolutions on various legacy matters in 2023 that did not recur in 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $24 million to $70 million in earnings for the six months ended June 28, 2024, compared to $46 million in earnings for the six months ended June 30, 2023. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the six months ended June 28, 2024 were materially consistent with the six months ended June 30, 2023.

Legal settlement of Legacy Matter. During the six months ended June 30, 2023, we recorded a charge of $144 million related to the settlement of a legacy legal matter that did not recur during the six months ended June 28, 2024.

Gain on disposition of assets and investments. The increase in gain on disposition of assets and investments of $6 million was due to the sale of our investment interest in a joint venture within our GS segment. No similar gain on the disposition of assets and investments was recognized in the six months ended June 30, 2023.

Interest expense. The increase in interest expense was primarily driven by increases in the U.S. federal reserve funds rate from the six months ended June 30, 2023 to the six months ended June 28, 2024.

Charges associated with Convertible Notes. During the six months ended June 30, 2023, we recognized a loss of $314 million related to the election of cash as the settlement method for our Convertible Notes and the repurchase of a portion of our Convertible Notes that did not recur during the six months ended June 28, 2024.

Provision for income taxes. The provision for income taxes for the six months ended June 28, 2024 reflects a 27% tax rate as compared to a (21)% tax rate for the six months ended June 30, 2023. The effective tax rate of 27%, as compared to the U.S. statutory rate of 21%, for the six months ended June 28, 2024 was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate of (21)% for the six months ended June 30, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and convertible notes repurchase in 2023. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Six Months Ended
	June 28,	June 30,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues:
Government Solutions	$2,783	$2,680	$103	4%
Sustainable Technology Solutions	890	776	114	15%
Total revenues	$3,673	$3,456	$217	6%

Operating income (loss):
Government Solutions	$239	$74	$165	n/m
Sustainable Technology Solutions	182	159	23	14%
Other	(74)	(79)	5	6%
Total operating income	$347	$154	$193	125%
n/m - not meaningful

Government Solutions

GS revenues increased by $103 million, or 4%, to $2,783 million for the six months ended June 28, 2024, compared to $2,680 million for the six months ended June 30, 2023.The increase in revenue is primarily due to growth on high-end defense engineering, classified intelligence and international programs.
GS operating income increased by $165 million to $239 million for the six months ended June 28, 2024, compared to $74 million for the six months ended June 30, 2023. The increase in operating income was primarily driven by the $144 million charge recognized in the six months ended June 30, 2023 related to the settlement of a legacy legal matter that did not recur during the six months ended June 28, 2024. Additionally, in 2024, we recognized $6 million gain related to the sale of our investment interest in a joint venture.

Sustainable Technology Solutions

STS revenues increased by $114 million, or 15%, to $890 million for the six months ended June 28, 2024, compared to $776 million for the six months ended June 30, 2023. This increase is primarily driven by increased revenues from technology sales and engineering and professional services.

STS operating income increased by $23 million, or 14%, to $182 million for the six months ended June 28, 2024, compared to $159 million for the six months ended June 30, 2023. The increase in operating income is primarily due to the items discussed above and increased equity in earnings from services on an LNG project, offset by a favorable resolution on a legacy matter in 2023 that did not recur in 2024.

Other

Other operating loss remained materially consistent for each of the six months ended June 28, 2024 and June 30, 2023, respectively.

Backlog of Unfilled Orders

Backlog represents the estimated dollar amount of revenues we expect to realize in the future as a result of performing work on contracts and our pro-rata share of work to be performed by our unconsolidated joint ventures. We include total estimated revenues in backlog when a contract is awarded under a legally binding agreement. In many instances, arrangements included in backlog are complex, nonrepetitive and may fluctuate over the contract period due to the release of contracted work in phases by the customer. Additionally, nearly all contracts allow customers to terminate the agreement at any time for convenience, and from time to time customers may dispute or try to renegotiate existing contracts. These and other factors may result in delays or changes in our recognition of revenue from our backlog versus amounts we book as backlog. Certain contracts provide maximum dollar limits, with actual authorization to perform work under the contract agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized and probable are included in backlog. For projects where we act solely in a project management capacity, we only include the expected value of our services in backlog.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.4 billion at June 28, 2024, and $4.1 billion at December 29, 2023.

The following table summarizes our backlog by business segment as of June 28, 2024, and December 29, 2023, respectively:

	June 28,	December 29,
Dollars in millions	2024	2023
Government Solutions	$12,894	$12,790
Sustainable Technology Solutions	3,923	4,545
Total backlog	$16,817	$17,335

We estimate that as of June 28, 2024, 38% of our backlog will be executed within one year. Of this amount, we estimate that 85% will be recognized in revenues on our condensed consolidated statement of operations and 15% will be recorded by our unconsolidated joint ventures. As of June 28, 2024, $132 million of our backlog relates to active contracts that are in a loss position.

As of June 28, 2024, 12% of our backlog was attributable to fixed-price contracts, 38% was attributable to PFIs, 32% was attributable to cost-reimbursable contracts and 18% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of June 28, 2024, $9.6 billion of our GS backlog was currently funded by our customers.

As of June 28, 2024, we had approximately $3.3 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $16.8 billion and the remaining performance obligations as defined by ASC 606 of $12.8 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, our Senior Credit Facility, (as defined below) sale or divestiture of assets and access to capital markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects. We often receive cash in advance on certain of our sustainable technology projects. On time-and-material and cost reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
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
As discussed in Note 8 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we entered into Amendment No. 11 to our Credit Agreement on January 19, 2024. This amendment provides for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extends the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No.11 reduced the interest rate margin applicable to Term Loan B. During the three months ended June 28, 2024, $2 million in cash was paid on the outstanding Term Loan B principal.

Additionally, we entered into Amendment No. 12 to our Credit Agreement on February 7, 2024. This amendment consolidated the USD denominated Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. During the six months ended June 28, 2024, $79 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal using proceeds of a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of June 28, 2024, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $414 million at June 28, 2024, and $304 million at December 29, 2023, and consisted of the following:

	June 28,	December 29,
Dollars in millions	2024	2023
Domestic U.S. cash	$60	$44
International cash	222	128
Joint venture and Aspire Defence project cash	132	132
Total	$414	$304
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

As of June 28, 2024, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 28,	June 30,
Dollars in millions	2024	2023
Cash flows provided by operating activities	$261	$288
Cash flows provided by (used in) investing activities	8	(21)
Cash flows used in financing activities	(158)	(126)
Effect of exchange rate changes on cash	(1)	9
Increase in cash and cash equivalents	$110	$150

Operating Activities. Cash provided by operations totaled $261 million and $288 million for the six months ended June 28, 2024 and June 30, 2023, respectively, as compared to net income of $201 million and net loss of $264 million for the six months ended June 28, 2024 and June 30, 2023, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. The decrease in operating cash flows for the six months ended June 28, 2024 compared to the six months ended June 30, 2023 is primarily due to changes in the primary components of our working capital and increased employer pension contributions. This decrease was offset primarily by the distribution of earnings received from our unconsolidated affiliates. For the six months ended June 28, 2024, we received $99 million in distributions of earnings from unconsolidated affiliates compared to $37 million in distributions of earnings from unconsolidated affiliates for the six months ended June 30, 2023.

Investing Activities. Cash provided by investing activities totaled $8 million for the six months ended June 28, 2024. In 2024, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund. Additionally, we received $6 million from the sale of our investment interest in a joint venture within our GS segment. This was offset by $35 million in capital expenditures.

Cash used in investing activities totaled $21 million for the six months ended June 30, 2023 and was primarily related to the second payment for an additional investment of $39 million in Mura Technology and capital expenditures of $38 million. This was offset by a return of investment of approximately $61 million from JKC resulting from the receipt of the second payment from the Subcontractor Settlement Agreement. See Note 6. "Equity Method Investments and Variable Interest Entities" for further details.

Financing Activities. Cash used in financing activities totaled $158 million for the six months ended June 28, 2024. The primary uses of cash in financing activities were $81 million of principal payments related to our Senior Credit Facility, $13 million in payments on the Revolver, $146 million for the repurchase of common stock under our share repurchase program and $12 million for the repurchase of common stock under our "withheld to cover" program. Cash used in financing activities also included $33 million payment for the settlement of warrants, $39 million of dividend payments to common shareholders and $16 million in debt issuance costs associated with Amendment No. 11 and No. 12 to our Credit Agreement for our Senior Credit Facility. These decreases were offset by $168 million in borrowings on our Revolver and $24 million in borrowings associated with Amendment No. 11 to our Credit Agreement. See Note 8 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Cash used in financing activities totaled $126 million for the six months ended June 30, 2023 and was primarily due to a net cash outflow of $201 million to repurchase a portion of our outstanding Convertible Notes, corresponding Note Hedge and outstanding warrants. Cash used in financing activities also included $35 million of dividend payments to common shareholders, $125 million for the repurchase of common stock under our share repurchase program, $12 million for the repurchase of common stock under our "withheld to cover" program, $75 million in payments on our Revolver and $8 million of principal payments related to our Senior Credit Facility. These decreases were partially offset by $330 million in borrowings related to our Revolver. See Note 8. "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Future sources of cash. We believe that future sources of cash include cash flows from operations (including accounts receivable monetization arrangements), cash derived from working capital management and cash borrowings under the Senior Credit Facility.

Future uses of cash. We believe that future uses of cash include working capital requirements, joint venture capital calls, capital expenditures, dividends, pension funding obligations, repayments of borrowings, share repurchases, legal settlements of any currently outstanding legal matter or any future legal proceeding and strategic investments including acquisitions, joint ventures and other business partnerships. Our capital expenditures will be focused primarily on facilities and equipment to support our businesses. In addition, we will use cash to make payments under leases and various other obligations, including potential litigation payments, as they arise. We also expect to use cash to fund a portion of the LinQuest Corporation acquisition discussed in Note 17. "Subsequent Event".

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $37 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of June 28, 2024) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the six months ended June 28, 2024 was $18 million for our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($42 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement, which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility to meet our capital needs. Refer to Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on our sales of receivables.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. In May 2024, a partner in one of our project-based joint ventures voluntarily filed for Chapter 11 bankruptcy reorganization. Our joint venture operations have not been materially impacted by these bankruptcy proceedings. See “Item 1A. Risk Factors” contained in Part I of our 2023 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of June 28, 2024, we had no material guarantees of the work or obligations of third parties recorded.

As of June 28, 2024, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $423 million of bilateral and uncommitted lines of credit. As of June 28, 2024, with respect to our Revolver, we had $205 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $423 million of bilateral and uncommitted lines of credit, we had utilized $303 million for letters of credit as of June 28, 2024. The total remaining capacity of these committed and uncommitted lines of credit was approximately $901 million as of June 28, 2024, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $2 million and $3 million during the six months ended June 28, 2024 and June 30, 2023, respectively, in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of June 28, 2024. Information relating to fair value measurements is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $205 million of borrowings issued under the Revolver as of June 28, 2024. Additionally, we had $1,494 million outstanding under the term loan portions of the Senior Credit Facility as of June 28, 2024. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at June 28, 2024	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£113	3.81%	Term SONIA	Monthly through November 2026

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at June 28, 2024 was a $47 million asset, of which $25 million is included in other current assets and $22 million is included in other assets. Information relating to our portfolio of interest rate swaps is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At June 28, 2024, we had fixed rate debt aggregating $1,349 million and variable rate debt aggregating $600 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate net of the impact from our swap agreements for the six months ended June 28, 2024 was 5.51%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $2 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of June 28, 2024.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended June 28, 2024 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 19, 2024, the Board of Directors authorized $174 million of additional share repurchases to be added to the prior authorizations, which returned the total amount authorized and available for repurchase under the share repurchase program to $500 million. As of June 28, 2024, $354 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended June 28, 2024 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
March 30, 2024 - April 26, 2024	583,372	$63.36	583,287	$413,061,271
April 27, 2024 - May 24, 2024	197,015	$66.43	196,137	$400,032,176
May 25, 2024 - June 28, 2024	736,640	$63.53	732,134	$353,516,529
Total	1,517,027	$63.84	1,511,558	$353,516,529

(1)Included within the shares repurchased herein are 5,469 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $63.96 per share.

Item 5. Other Information

During the three months ended June 28, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

In order to align the rights of the Company’s directors and executive officers, some of whom have signed indemnification agreements and others who have not, the Company entered into its standard indemnification agreement with each of the directors and executive officers of the Company, which agreement is in substantially the same form as that entered into with the other directors and officers of the Company. The form of indemnification agreement, a copy of which was previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 27, 2014, is incorporated herein by reference.

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

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended June 28, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Alison G. Vasquez
Mark W. Sopp	Alison G. Vasquez
Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer

Dated: July 24, 2024                      Dated: July 24, 2024