Form 10-Q
period 2024-09-27
KBR, INC.
filed 2024-10-23
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2024
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

As of October 16, 2024, there were 133,242,000 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023

Revenues	$1,947	$1,770	$5,620	$5,226
Cost of revenues	(1,656)	(1,526)	(4,810)	(4,486)
Gross profit	291	244	810	740
Equity in earnings of unconsolidated affiliates	27	32	97	78
Selling, general and administrative expenses	(140)	(127)	(390)	(370)
Legal settlement of legacy matter	—	—	—	(144)
Other	(5)	(2)	3	(3)
Operating income	173	147	520	301
Interest expense	(37)	(30)	(100)	(85)
Charges associated with Convertible Notes	—	(114)	—	(428)
Other non-operating income (expense)	(2)	2	(10)	(1)
Income (loss) before income taxes	134	5	410	(213)
Provision for income taxes	(32)	(23)	(107)	(69)
Net income (loss)	102	(18)	303	(282)
Less: Net income attributable to noncontrolling interests	2	3	4	4
Net income (loss) attributable to KBR	$100	$(21)	$299	$(286)
Net income (loss) attributable to KBR per share
Basic	$0.75	$(0.16)	$2.22	$(2.10)
Diluted	$0.75	$(0.16)	$2.22	$(2.10)
Basic weighted average common shares outstanding	133	135	134	136
Diluted weighted average common shares outstanding	133	135	134	136
Cash dividends declared per share	$0.150	$0.135	$0.450	$0.405
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Net income (loss)	$102	$(18)	$303	$(282)
Other comprehensive income (loss):
Foreign currency translation adjustments	47	(34)	39	5
Pension and post-retirement benefits	2	3	5	1
Changes in fair value of derivatives	(27)	5	(16)	18
Other comprehensive income (loss)	22	(26)	28	24
Income tax (expense) benefit:
Pension and post-retirement benefits	(1)	(3)	(1)	—
Changes in fair value of derivatives	5	(2)	3	(3)
Income tax (expense) benefit	4	(5)	2	(3)
Other comprehensive income (loss), net of tax	26	(31)	30	21
Comprehensive income (loss)	128	(49)	333	(261)
Less: Comprehensive income attributable to noncontrolling interests	2	3	4	4
Comprehensive income (loss) attributable to KBR	$126	$(52)	$329	$(265)
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 27,	December 29,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$462	$304
Accounts receivable, net of allowance for credit losses of $10 and $8, respectively	1,095	981
Contract assets	214	177
Other current assets	190	189
Total current assets	1,961	1,651
Property, plant, and equipment, net of accumulated depreciation of $494 and $458 (including net PPE of $50 and $36 owned by a variable interest entity), respectively	277	239
Operating lease right-of-use assets	212	138
Goodwill	2,553	2,109
Intangible assets, net of accumulated amortization of $420 and $382, respectively	885	618
Equity in and advances to unconsolidated affiliates	188	206
Deferred income taxes	200	239
Other assets	505	365
Total assets	$6,781	$5,565
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$737	$593
Contract liabilities	381	359
Accrued salaries, wages and benefits	397	340
Current maturities of long-term debt	46	31
Other current liabilities	266	249
Total current liabilities	1,827	1,572
Employee compensation and benefits	128	120
Income tax payable	111	106
Deferred income taxes	84	106
Long-term debt	2,560	1,801
Operating lease liabilities	236	176
Other liabilities	321	290
Total liabilities	5,267	4,171
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,392,098 and 181,713,586 shares issued, and 133,231,050 and 135,067,562 shares outstanding, respectively	—	—
PIC	2,520	2,505
Retained earnings	1,311	1,072
Treasury stock, 49,161,048 shares and 46,646,024 shares, at cost, respectively	(1,443)	(1,279)
AOCL	(885)	(915)
Total KBR shareholders’ equity	1,503	1,383
Noncontrolling interests	11	11
Total shareholders’ equity	1,514	1,394
Total liabilities and shareholders’ equity	$6,781	$5,565

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 28, 2024	$1,411	$2,519	$1,231	$(1,437)	$(911)	9
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.150/share)	(20)	—	(20)	—	—	—
Repurchases of common stock	(9)	—	—	(9)	—	—
Issuance of ESPP shares	5	3	—	2	—	—
Acquisition of noncontrolling interests	(10)	(8)	—	—	—	(2)
Other	3	—	—	1	—	2
Net income	102	—	100	—	—	2
Other comprehensive income, net of tax	26	—	—	—	26	—
Balance at September 27, 2024	$1,514	$2,520	$1,311	$(1,443)	$(885)	$11

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.450/share)	(60)	—	(60)	—	—	—
Repurchases of common stock	(167)	—	—	(167)	—	—
Issuance of ESPP shares	9	5	—	4	—	—
Acquisition of noncontrolling interests	(10)	(8)	—	—	—	(2)
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	1	—	—	(1)	—	2
Net income	303	—	299	—	—	4
Other comprehensive income, net of tax	30	—	—	—	30	—
Balance at September 27, 2024	$1,514	$2,520	$1,311	$(1,443)	$(885)	$11

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 30, 2023	$1,629	$2,616	$1,109	$(1,280)	$(830)	$14
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.135/share)	(19)	—	(19)	—	—	—
Issuance of ESPP shares	4	2	—	2	—	—
Distributions to noncontrolling interests	(5)	—	—	—	—	(5)
Other	(1)	—	—	—	—	(1)
Net income (loss)	(18)	—	(21)	—	—	3
Other comprehensive loss, net of tax	(31)	—	—	—	(31)	—
Balance at September 29, 2023	$1,565	$2,624	$1,069	$(1,278)	$(861)	$11

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.405/share)	(55)	—	(55)	—	—	—
Repurchases of common stock	(137)	—	—	(137)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Convertible Notes Transactions	365	365	—	—	—	—
Other	—	—	—	(1)	—	1
Net income (loss)	(282)	—	(286)	—	—	4
Other comprehensive income, net of tax	21	—	—	—	21	—
Balance at September 29, 2023	$1,565	$2,624	$1,069	$(1,278)	$(861)	$11
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$303	$(282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges associated with Convertible Notes	—	428
Depreciation and amortization	112	104
Equity in earnings of unconsolidated affiliates	(97)	(78)
Deferred income tax	23	24
Other	24	31
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(3)	(74)
Contract assets	(32)	43
Accounts payable	94	46
Contract liabilities	10	67
Accrued salaries, wages and benefits	32	(8)
Payments on operating lease obligation	(52)	(50)
Payments from unconsolidated affiliates, net	5	13
Distributions of earnings from unconsolidated affiliates	123	58
Pension funding	(30)	(9)
Other assets and liabilities	(90)	(65)
Total cash flows provided by operating activities	$422	$248
Cash flows from investing activities:
Purchases of property, plant and equipment	$(54)	$(60)
Proceeds from sale of assets or investments	6	—
Return of (investments in) equity method joint ventures, net	36	61
Acquisition of business, net of cash acquired	(739)	—
Funding in other investment	(5)	(39)
Other	5	(5)
Total cash flows used in investing activities	$(751)	$(43)
Cash flows from financing activities:
Borrowings on long-term debt	$574	$—
Borrowings on Revolver	343	430
Payments on short-term and long-term debt	(81)	(12)
Payments on Revolver	(63)	(270)
Payments on settlement of warrants	(33)	(101)
Proceeds from the settlement of note hedge	—	150
Payments to settle Convertible Notes	—	(250)
Debt issuance costs	(18)	(1)
Payments of dividends to shareholders	(59)	(53)
Acquisition of noncontrolling interest	(10)	—
Payments to reacquire common stock	(167)	(137)
Other	(11)	(6)
Total cash flows provided by (used in) financing activities	$475	$(250)
Effect of exchange rate changes on cash	12	4
Increase (decrease) in cash and cash equivalents	158	(41)
Cash and cash equivalents at beginning of period	304	389
Cash and cash equivalents at end of period	$462	$348
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$20	$19

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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of September 27, 2024, the results of our operations for the three and nine months ended September 27, 2024 and September 29, 2023, respectively, and our cash flows for the nine months ended September 27, 2024 and September 29, 2023, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2023 Annual Report on Form 10-K. The Company's fiscal year ends on the Friday closest to December 31. The three months ended September 27, 2024 and September 29, 2023 contained 91 days. The nine months ended September 27, 2024 and September 29, 2023 contained 273 days.

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

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's services cover the full spectrum spanning research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, renewable energy and critical infrastructure sectors. Included in Government Solutions is the recently acquired LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced AI and machine learning capabilities. See Note 17 "Acquisitions" to our condensed consolidated financial statements for additional information on this acquisition.

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
Operations by Reportable Segment

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Dollars in millions
Revenues:
Government Solutions	$1,490	$1,345	$4,273	$4,025
Sustainable Technology Solutions	457	425	1,347	1,201
Total revenues	$1,947	$1,770	$5,620	$5,226

Operating income (loss):
Government Solutions	$123	$108	$362	$182
Sustainable Technology Solutions	95	84	277	243
Other	(45)	(45)	(119)	(124)
Total operating income	$173	$147	$520	$301

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Dollars in millions	2024	2023	2024	2023
Government Solutions
Science & Space	$308	$294	$897	$860
Defense & Intel	458	397	1,272	1,143
Readiness & Sustainment	396	363	1,134	1,161
International	328	291	970	861
Total Government Solutions	1,490	1,345	4,273	4,025

Sustainable Technology Solutions	457	425	1,347	1,201

Total revenue	$1,947	$1,770	$5,620	$5,226

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force and is reported as International.

Revenue by geographic destination was as follows:

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
United States	$906	$136	$1,042	$2,553	$392	$2,945
Europe	400	68	468	1,183	211	1,394
Middle East	38	140	178	111	420	531
Australia	114	20	134	325	66	391
Africa	17	30	47	50	96	146
Asia	1	36	37	7	86	93
Other countries	14	27	41	44	76	120
Total revenue	$1,490	$457	$1,947	$4,273	$1,347	$5,620

	Three Months Ended September 29, 2023			Nine Months Ended September 29, 2023
Total by Countries/Regions Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
United States	$805	$129	$934	$2,305	$398	$2,703
Europe	366	65	431	1,200	189	1,389
Middle East	36	100	136	102	278	380
Australia	104	27	131	311	68	379
Africa	16	33	49	51	73	124
Asia	4	46	50	12	119	131
Other countries	14	25	39	44	76	120
Total revenue	$1,345	$425	$1,770	$4,025	$1,201	$5,226

Many of our contracts contain cost reimbursable, time-and-materials and fixed price components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$898	$—	$898	$2,581	$—	$2,581
Time-and-Materials	281	282	563	789	835	1,624
Fixed Price	311	175	486	903	512	1,415
Total revenue	$1,490	$457	$1,947	$4,273	$1,347	$5,620

	Three Months Ended September 29, 2023			Nine Months Ended September 29, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total	Government Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$831	$—	$831	$2,477	$—	$2,477
Time-and-Materials	254	253	507	788	738	1,526
Fixed Price	260	172	432	760	463	1,223
Total revenue	$1,345	$425	$1,770	$4,025	$1,201	$5,226

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $24 million for the three months ended September 27, 2024, and $46 million and $8 million for the nine months ended September 27, 2024 and September 29, 2023, respectively.

On September 27, 2024, we had $14.0 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 33% of our remaining performance obligations as revenue within one year, 40% in years two through five and 27% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of September 27, 2024.

We recognized revenue of $256 million and $183 million for the nine months ended September 27, 2024 and September 29, 2023, respectively, which was previously included in the contract liability balance at the beginning of each period.

Accounts Receivable

	September 27,	December 29,
Dollars in millions	2024	2023
Unbilled	$587	$519
Trade & other	508	462
Accounts receivable	$1,095	$981

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

The components of our cash and cash equivalents balance are as follows:

	September 27, 2024
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$249	$38	$287
Short-term investments (c)	17	11	28
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	131	16	147
Total	$397	$65	$462

	December 29, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$122	$36	$158
Short-term investments (c)	6	8	14
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	111	21	132
Total	$239	$65	$304

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
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $92 million and $83 million as of September 27, 2024 and December 29, 2023, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts are as follows:

	Nine Months Ended
	September 27,	September 29,
Dollars in millions	2024	2023
Amounts included in project estimates-at-completion at beginning of fiscal year	$74	$48
Net increase in project estimates	53	11
Ending balance of amounts included in project estimates-at-completion	$127	$59
Amounts recognized over time based on progress	$112	$59

The balance as of September 27, 2024 relates to estimated recoveries of claims associated with certain U.S. government programs in our Government Solutions segment.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of legacy projects and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any.

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Nine Months Ended	Year ended
	September 27,	December 29,
	2024	2023
Dollars in millions
Beginning balance	$206	$188
Equity in earnings of unconsolidated affiliates (a)	97	114
Distributions of earnings of unconsolidated affiliates (b)	(131)	(63)
Payments from unconsolidated affiliates, net	(5)	(18)
Return of investments in equity method investment, net (c)	(36)	(60)
Foreign currency translation adjustments	3	3
Other (d)	54	42
Ending balance	$188	$206

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
(c)For the nine months ended September 27, 2024, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund. During the year ended December 29, 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement.
(d)During the nine months ended September 27, 2024, Other included the reclassification of the net liability position of $55 million related to joint ventures within our STS business segment. During the year ended December 29, 2023, Other included the reclassification of the net liability position of $47 million related to a joint venture within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three and nine months ended September 27, 2024 our revenues included $190 million and $534 million, respectively, and for the three and nine months ended September 29, 2023 included $137 million and $390 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of September 27, 2024, and December 29, 2023 are as follows:

	September 27,	December 29,
Dollars in millions	2024	2023
Accounts receivable, net of allowance for credit losses	$96	$103
Contract liabilities	$62	$89

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three and nine months ended September 27, 2024 and September 29, 2023, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Dollars in millions	2024	2023	2024	2023
Components of net periodic pension benefit
Interest cost	$15	$15	$45	$45
Expected return on plan assets	(28)	(26)	(84)	(76)
Amortization of prior service cost	1	1	1	1
Recognized actuarial loss	—	—	2	—
Net periodic pension benefit	$(12)	$(10)	$(36)	$(30)

For the nine months ended September 27, 2024, we have contributed approximately $28 million of the $40 million we expect to contribute to our U.K. pension plan in fiscal year 2024.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	September 27, 2024	December 29, 2023
Term Loan A	$1,054	$595
Term Loan B	998	501
Senior Notes	250	250
Revolver	330	505
Unamortized debt issuance costs and discounts	(26)	(19)
Total debt	2,606	1,832
Less: current portion	46	31
Total long-term debt, net of current portion	$2,560	$1,801

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

We entered into Amendment No. 11 to our Credit Agreement on January 19, 2024. This amendment provided for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extended the Term Loan B maturity date to

January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No. 11 reduced the interest rate margin applicable to Term Loan B. During the nine months ended September 27, 2024, $2 million in cash was paid on the outstanding Term Loan B principal.

We entered into Amendment No. 12 to our Credit Agreement on February 7, 2024. This amendment consolidated all USD denominated Term Loans A including: Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended singular USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. During the nine months ended September 27, 2024, $79 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal using proceeds of a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We entered into Amendment No. 13 to our Credit Agreement on August 14, 2024. This amendment allowed for an incremental delayed draw Term A-2 loan in an aggregate principal amount up to $550 million, which remained available for 180 days to fund the acquisition of LinQuest, maturing August 2027. On August 30, 2024, we borrowed the entire $550 million available under the delayed draw Term A-2 loan upon closing of the LinQuest acquisition. Additionally, under Amendment No. 13, we refinanced outstanding principal amounts under the Company's existing Term B loan facility via a cashless roll into a new Term B loan facility to reduce the interest rate margin applicable to Term Loan B. The applicable interest rate per annum of the new Term B loan facility is term SOFR plus 2.00% (or base rate plus 1.00%) and the maturity date is January 2031. See Note 17. "Acquisitions" to our condensed consolidated financial statements for further discussion around the acquisition of LinQuest.

We had cash borrowings of $343 million and cash repayments of $63 million on our Revolver that occurred during the nine months ended September 27, 2024. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

The details of the applicable margins and commitment fees under the amended Revolver, Term Loan A-1 and Term Loan A-3 are based on our consolidated net leverage ratio as follows:

	Revolver, Term Loan A-1 and Term Loan A-3
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

(a)The reference rate for the Revolver and the U.S. dollar tranches of Term Loan A-1 is SOFR plus 10 bps Credit Spread Adjustment and the British pound sterling tranche of Term Loan A-3 is SONIA plus 12 bps Credit Spread Adjustment.

The details of the applicable margins and commitment fees under Term Loan A-2 are based on our consolidated net leverage ratio as follows:

	Term Loan A-2
Consolidated Net Leverage Ratio	Reference Rate (a)	Base Rate	Commitment Fee
Greater than or equal to 4.25 to 1.00	2.13%	1.13%	0.33%
Less than 4.25 to 1.00 but greater than or equal to 3.25 to 1.00	1.88%	0.88%	0.30%
Less than 3.25 to 1.00 but greater than or equal to 2.25 to 1.00	1.63%	0.63%	0.28%
Less than 2.25 to 1.00 but greater than or equal to 1.25 to 1.00	1.38%	0.38%	0.25%
Less than 1.25 to 1.00	1.13%	0.13%	0.23%
(a)The reference rate for Term Loan A-2 is SOFR.
Both Term Loan A-1 and Term Loan A-3 provide for quarterly principal payments of 0.625% of the aggregate principal amount, increasing to 1.25% starting with the quarter ending April 3, 2026. Term Loan A-2 provides for quarterly principal payments of 0.625% of the aggregate principal amount commencing with the last business day September 2024. Term Loan B provides for quarterly principal payments of $3 million commencing with the last business day of September 2024. Each of Term Loan A-1, Term Loan A-3 and the Revolver matures in February 2029, Term Loan A-2 matures in August 2027 and Term Loan B matures in January 2031.

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of September 27, 2024, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Since September 30, 2023, we have the ability to redeem all or part of the Senior Notes at our option, at the redemption prices set forth in the Senior Notes, plus accrued and unpaid interest, if any, to (but not including) the redemption date. If we undergo a change of control, we may be required to make an offer to holders of the Senior Notes to repurchase all of the Senior Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of September 27, 2024, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $493 million of bilateral and uncommitted lines of credit. As of September 27, 2024, with respect to our Revolver, we had $330 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $493 million of bilateral and uncommitted lines of credit, we had utilized $293 million for letters of credit as of September 27, 2024. The total remaining capacity of these committed and uncommitted lines of credit was approximately $856 million as of September 27, 2024, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $84 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 26% and (32)% for the nine months ended September 27, 2024 and September 29, 2023, respectively. The effective tax rate for the nine months ended September 27, 2024 as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate for the nine months ended September 29, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash settlement method election and convertible notes repurchase in 2023. The implications of these non-deductible items were partially offset by the release of a previously reserved position based on developments associated with the ongoing IRS examination and appeals process for certain years.

The valuation allowance for deferred tax assets as of September 27, 2024 and December 29, 2023 was $147 million and $148 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $200 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $1,033 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of September 27, 2024 and December 29, 2023 was $74 million.

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $35 million as of September 27, 2024 and $45 million as of December 29, 2023, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of September 27, 2024.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	39	1	5	45
Amounts reclassified from AOCL	—	3	(18)	(15)
Net other comprehensive income (loss)	39	4	(13)	30
Balance at September 27, 2024	$(261)	$(640)	$16	$(885)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income adjustments before reclassifications	5	—	29	34
Amounts reclassified from AOCL	—	1	(14)	(13)
Net other comprehensive income	5	1	15	21
Balance at September 29, 2023	$(347)	$(567)	$53	$(861)

Reclassifications out of AOCL, net of tax, by component

	Nine Months Ended
	September 27,	September 29,
Dollars in millions	2024	2023	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Amortization of prior service cost	$(1)	$(1)	See (a) below
Recognized actuarial loss	(2)	—	See (a) below
Net pension and post-retirement benefits	$(3)	$(1)	Net of tax

Changes in fair value for derivatives
Foreign currency hedge and interest rate swap settlements	$22	$17	Other non-operating expense
Tax expense	(4)	(3)	Provision for income taxes
Net changes in fair value of derivatives	$18	$14	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 7 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 19, 2024, the Board of Directors authorized $174 million of additional share repurchases to be added to the prior authorizations, which returned the total amount authorized and available for repurchase under the share repurchase program to $500 million. As of September 27, 2024, $346 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Nine Months Ended
	September 27, 2024			September 27, 2024
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	117,066	$64.04	$8	2,455,421	$62.71	$154
Withhold to cover shares	20,237	64.10	1	215,648	59.73	13
Total	137,303	$64.05	$9	2,671,069	$62.47	$167

	Three Months Ended			Nine Months Ended
	September 29, 2023			September 29, 2023
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	—	$—	$—	2,222,293	$56.23	$125
Withhold to cover shares	4,244	61.47	—	218,842	54.07	12
Total	4,244	$61.47	$—	2,441,135	$56.04	$137

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Shares in millions	2024	2023	2024	2023
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$100	$(21)	$299	$(286)
Less earnings allocable to participating securities	$—	$—	$(1)	$—
Basic net income (loss) attributable to KBR	$100	$(21)	$298	$(286)
Diluted net income (loss) attributable to KBR	$100	$(21)	$298	$(286)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	133	135	134	136
Diluted weighted average common shares outstanding	133	135	134	136

Net income (loss) attributable to KBR per share:
Basic	$0.75	$(0.16)	$2.22	$(2.10)
Diluted	$0.75	$(0.16)	$2.22	$(2.10)

For the three and nine months ended September 27, 2024, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.2 million related to our stock options and restricted stock awards.

Due to our net loss position for the three and nine months ended September 29, 2023, our basic net loss attributable to KBR per share and diluted net loss attributable to KBR per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded. For the three months ended September 29, 2023, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 9.9 million related to the Warrant Transactions and 1.3 million related to our stock options and restricted stock awards. For the nine months ended September 29, 2023, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 5.3 million related to the Convertible Debt, 12.1 million related to the Warrant Transactions and 1.4 million related to our stock options and restricted stock awards.

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

		September 27, 2024		December 29, 2023
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$1,054	$1,054	$595	$595
Term Loan B	Level 2	998	999	501	503
Senior Notes	Level 2	250	241	250	231
Revolver	Level 2	330	330	505	505
Derivative Liability - Warrants	Level 2	—	—	33	33

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

Foreign currency risk. We conduct business globally in numerous currencies and are therefore exposed to foreign currency fluctuations. We may use derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not use derivative instruments for speculative trading purposes. We generally utilize foreign currency exchange forwards and option contracts to hedge exposures associated with forecasted future cash flows and to hedge exposures present on our balance sheet.

As of September 27, 2024, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $52 million, all of which had durations of 30 days or less. The fair value of our balance sheet hedges are included in other current assets, other assets and other liabilities on our condensed consolidated balance sheets at September 27, 2024, and December 29, 2023. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Dollars in millions	2024	2023	2024	2023
Balance Sheet Hedges - Fair Value	$(1)	$(1)	$(2)	$—
Balance Sheet Position - Remeasurement	(2)	—	(3)	(4)
Net gain (loss)	$(3)	$(1)	$(5)	$(4)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended September 27, 2024, we entered into additional interest rate swap agreements to term SOFR, which became effective September 30, 2024. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at September 27, 2024*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£111	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027

*Includes the September 2024 interest rate swaps that became effective September 30, 2024.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at September 27, 2024 was a $21 million net asset, of which $17 million is included in other current assets, $10 million is included in other assets and $6 million is included in other liabilities. The unrealized net gain on these interest rate swaps was $21 million and is included in AOCL as of September 27, 2024. The fair value of the interest rate swaps at December 29, 2023 was a $36 million net asset, of which $24 million is included in other current assets, $18 million is included in other assets and $6 million is included in other liabilities. The unrealized net gains on these interest rate swaps was $36 million and is included in AOCL as of December 29, 2023.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the nine months ended September 27, 2024, we derecognized $2,324 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $2,290 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Nine Months Ended
Dollars in millions	September 27, 2024	September 29, 2023
Beginning balance	$135	$134
Sale of receivables	2,324	2,250
Settlement of receivables	(2,318)	(2,243)
Cash collected, not yet remitted	(39)	—
Outstanding balances sold to financial institutions	$102	$141

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $135 million at September 27, 2024. The carrying value of our investment in Mura was $128 million at December 29, 2023.

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

Note 17. Acquisitions

LinQuest Corporation

On August 30, 2024, we acquired LinQuest, an engineering, data analytics and digital integration company that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced AI and machine learning capabilities. LinQuest supports the U.S. Air Force and other U.S. Department of Defense and intelligence agencies. We accounted for this transaction as an acquisition of a business using the acquisition method under Business Combinations (Topic 805).

The aggregate consideration paid upon closing was $739 million in cash, net of cash acquired, subject to certain working capital, net debt and other post-closing adjustments. The Company funded the acquisition through a combination of cash on-hand, $550 million in borrowings under the delayed draw term A-2 loan, $50 million in borrowings on our Revolver and proceeds from the sale of receivables. See Note 8 "Debt and Other Credit Facilities" for further discussion around these borrowings on our Senior Credit Facility.

We have recorded $3 million during the three and nine months ended September 27, 2024, respectively, in acquisition-related costs related to LinQuest, which are included in “Selling, general and administrative expenses” on the condensed consolidated statements of operations.

As of September 27, 2024, the purchase price allocation is preliminary and is based on the book values of the assets acquired and liabilities assumed and preliminary estimates of intangibles. We are finalizing the purchase price including verifying assets acquired, liabilities assumed and third party evaluations of the intangible assets. The following table summarizes the consideration paid for this acquisition and the fair value of assets acquired and liabilities assumed as of the acquisition date on August 30, 2024:

Dollars in millions	LinQuest
Fair value of total consideration paid	$750
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	11
Accounts receivable	98
Contract assets	2
Other current assets	4
Total current assets	115
Property, plant, and equipment	15
Operating lease right-of-use assets	37
Intangible assets	290
Equity in and advances to unconsolidated affiliates	1
Deferred income taxes	2
Other assets	1
Total assets	461

Accounts payable	35
Contract liabilities	7
Accrued salaries, wages and benefits	32
Other current liabilities	8
Total current liabilities	82
Operating lease liabilities	30
Other liabilities	16
Total liabilities	128
Net assets acquired	333
Goodwill	$417

The goodwill recognized of $417 million arising from this acquisition is recorded within our GS segment and primarily relates to future growth opportunities, a highly skilled assembled workforce and other expected synergies from the combined operations. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

Dollars in millions	Fair Value	Weighted Average Amortization Period (in years)
Funded backlog	$10	1
Customer relationships	280	13
Total intangible assets	$290	13

The estimated backlog intangible asset is backlog that represents revenue that is already fully awarded and funded as of the acquisition date. The estimated customer relationships intangible assets consist of unfunded backlog as of the acquisition date and revenue arising from existing, recompete, and follow-on programs. The funded backlog and customer relationships intangible assets were preliminarily valued using the income approach, specifically the multi-period excess earnings method in which the value is derived from an estimation of the after-tax cash flows specifically attributable to funded backlog and customer relationships. In connection with this analysis, certain assumptions were made with respect to forecasted revenues and EBITDA margins, contributory asset charge rates, weighted average cost of capital, and a tax amortization benefit.

The following supplemental pro forma, combined financial information has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of LinQuest as though it had been acquired on January 1, 2023. Pro forma adjustments were primarily related to the amortization of intangibles and interest on borrowings related to the acquisition. Accordingly, this supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2023, nor is it indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
Dollars in millions	2024	2023	2024	2023
	(Unaudited)
Revenue	$2,042	$1,894	$5,984	$5,581
Net income attributable to KBR	$86	$(34)	269	(326)
Diluted earnings per share	$0.65	$(0.25)	$2.01	$(2.40)

Following the closing of the acquisition on August 30, 2024, the acquired LinQuest business has contributed $41 million of revenues and $4 million of gross profit within our GS business segment during both the three and nine months ended September 27, 2024.

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

KBR's strategic growth vectors include:
•Defense modernization;
•Space superiority;
•Health and human performance;
•Sustainable technology;
•High-end engineering;
•Energy transition and security; and
•Technology-led asset optimization

Key customers include U.S. DoD agencies such as the U.S. Army, U.S. Navy and U.S. Air Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. MoD, and other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

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

On August 30, 2024, we acquired LinQuest, an engineering, data analytics and digital integration company that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced AI and machine learning capabilities. LinQuest supports the U.S. Air Force and other U.S. Department of Defense and intelligence agencies. Additional information related to the LinQuest acquisition is described in Note 17 "Acquisitions" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

The U.S. government has not yet enacted an annual budget for fiscal year 2025; these proposed 2025 budgetary amounts are subject to change. To avert a government shutdown, a continuing resolution funding measure has been enacted to finance all U.S. government activities through December 20, 2024. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2024 are available, subject to certain restrictions, but new spending initiatives are not authorized. Uncertainty continues to exist regarding whether a divided Congress will be able to pass appropriation bills or additional continuing resolutions once the current continuing resolution expires on December 20, 2024. We believe our key programs will continue to be supported and funded in the continuing resolution financing mechanism. The effect of a potential government shutdown or the finalized fiscal year 2025 budget on KBR or our individual programs cannot be predicted at this time. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays and other disruptions and nonpayment, which could adversely affect our results of operations. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the 2024 U.S. general elections, heightened political tensions, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.

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

Results of Operations

Three months ended September 27, 2024 compared to the three months ended September 29, 2023

The information below is an analysis of our consolidated results for the three months ended September 27, 2024, compared to the three months ended September 29, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended
	September 27,	September 29,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues	$1,947	$1,770	$177	10%
Cost of revenues	$(1,656)	$(1,526)	$130	9%
Gross profit	$291	$244	$47	19%
Equity in earnings of unconsolidated affiliates	$27	$32	$(5)	(16)%
Selling, general and administrative expenses	$(140)	$(127)	$13	10%
Other	$(5)	$(2)	$3	n/m
Operating income	$173	$147	$26	18%
Interest expense	$(37)	$(30)	$7	23%
Charges associated with Convertible Notes	$—	$(114)	$(114)	(100)%
Other non-operating income (expense)	$(2)	$2	$4	n/m
Income before income taxes	$134	$5	$129	n/m
Provision for income taxes	$(32)	$(23)	$9	39%
Net income (loss)	$102	$(18)	$120	n/m
Less: Net income attributable to noncontrolling interests	$2	$3	$(1)	(33)%
Net income (loss) attributable to KBR	$100	$(21)	$121	n/m

n/m - not meaningful

Revenues. The increase in overall revenue of $177 million, or 10%, to $1,947 million was primarily due to $41 million in revenue associated with the LinQuest acquisition, in addition to growth on high-end defense engineering, classified intelligence, readiness & sustainment and international programs within our GS business and increased revenues from technology sales and engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $47 million, or 19%, was primarily driven by items increasing revenues discussed above and favorable STS licensing mix.

Equity in earnings of unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates of $5 million to $27 million in earnings for the three months ended September 27, 2024, compared to $32 million in earnings for the three months ended September 29, 2023 is primarily attributed to a decrease in equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended September 27, 2024 were $13 million higher, a 10% increase compared to the three months ended September 29, 2023, which was primarily driven by additional expenses incurred to support the growth in both our GS and STS business segments.

Interest expense. The increase in interest expense was primarily driven by higher notional outstanding debt principal amounts as a result of the LinQuest acquisition from the three months ended September 29, 2023 to the three months ended September 27, 2024.

Charges associated with Convertible Notes. During the three months ended September 29, 2023, we recognized a loss of $114 million related to the election of cash as the settlement method for our Convertible Notes that did not recur during the three months ended September 27, 2024.

Provision for income taxes. The provision for income taxes for the three months ended September 27, 2024 reflects a 24% tax rate as compared to a 460% tax rate for the three months ended September 29, 2023. The effective tax rate of 24% for the three months ended September 27, 2024, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate of 460% for the three months ended September 29, 2023 was primarily impacted by the non-deductible charge associated with the election of cash as the settlement method for our Convertible Notes in 2023. The impact of this non-deductible item was partially offset by the release of a previously reserved position based on developments associated with the ongoing IRS examination and appeals process for certain years. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended
	September 27,	September 29,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues:
Government Solutions	$1,490	$1,345	$145	11%
Sustainable Technology Solutions	457	425	32	8%
Total revenues	$1,947	$1,770	$177	10%

Operating income (loss):
Government Solutions	$123	$108	$15	14%
Sustainable Technology Solutions	95	84	11	13%
Other	(45)	(45)	—	—%
Total operating income	$173	$147	$26	18%

Government Solutions

GS revenues increased by $145 million, or 11%, to $1,490 million in the three months ended September 27, 2024 compared to $1,345 million in the three months ended September 29, 2023. The increase in revenue is primarily due to $41 million in revenue associated with the LinQuest acquisition, in addition to growth on high-end defense engineering, classified intelligence, readiness & sustainment and international programs.
GS operating income increased by $15 million, or 14%, to $123 million in the three months ended September 27, 2024 compared to $108 million in operating income in the three months ended September 29, 2023. The increase was primarily driven by the items discussed above.

Sustainable Technology Solutions

STS revenues increased by $32 million, or 8%, to $457 million in the three months ended September 27, 2024 compared to $425 million in the three months ended September 29, 2023. The increase in revenue is primarily from engineering and professional services and technology sales.

STS operating income increased by $11 million, or 13%, to $95 million in the three months ended September 27, 2024 compared to $84 million in the three months ended September 29, 2023. The increase was primarily driven by items discussed above and favorable licensing mix, offset by decreased equity in earnings from services on an LNG project.

Other

Other operating loss remained materially consistent for each of the three months ended September 27, 2024 and September 29, 2023.

Results of Operations

Nine months ended September 27, 2024 compared to the nine months ended September 29, 2023

The information below is an analysis of our consolidated results for the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Nine Months Ended
	September 27,	September 29,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues	$5,620	$5,226	$394	8%
Cost of revenues	$(4,810)	$(4,486)	$324	7%
Gross profit	$810	$740	$70	9%
Equity in earnings of unconsolidated affiliates	$97	$78	$19	24%
Selling, general and administrative expenses	$(390)	$(370)	$20	5%
Legal settlement of legacy matter	$—	$(144)	$(144)	(100)%
Other	$3	$(3)	$6	n/m
Operating income	$520	$301	$219	73%
Interest expense	$(100)	$(85)	$15	18%
Charges associated with Convertible Notes	$—	$(428)	$(428)	(100)%
Other non-operating expense	$(10)	$(1)	$9	n/m
Income (loss) before income taxes	$410	$(213)	$623	n/m
Provision for income taxes	$(107)	$(69)	$38	55%
Net income (loss)	$303	$(282)	$585	n/m
Less: Net income attributable to noncontrolling interests	$4	$4	$—	—%
Net income (loss) attributable to KBR	$299	$(286)	$585	n/m

n/m - not meaningful

Revenues. The increase in overall revenue of $394 million, or 8%, to $5,620 million for the nine months ended September 27, 2024 is primarily due to growth on high-end defense engineering, classified intelligence and international programs within our GS business, increased revenues from technology sales and engineering and professional services in our STS business and $41 million in revenue associated with the LinQuest acquisition.

Gross profit. The increase in overall gross profit of $70 million, or 9%, was primarily driven by items increasing revenues discussed above, offset by resolutions on various legacy matters in 2023 that did not recur in 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $19 million to $97 million in earnings for the nine months ended September 27, 2024, compared to $78 million in earnings for the nine months ended September 29, 2023. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the nine months ended September 27, 2024 were $20 million higher, a 5% increase compared to the nine months ended September 29, 2023, which was primarily driven by additional expenses incurred to support the growth in both our GS and STS business segments.

Legal settlement of Legacy Matter. During the nine months ended September 29, 2023, we recorded a charge of $144 million related to the settlement of a legacy legal matter that did not recur during the nine months ended September 27, 2024.

Interest expense. The increase in interest expense was primarily driven by increases in the U.S. federal reserve funds rate and increased outstanding debt principal from the nine months ended September 29, 2023 to the nine months ended September 27, 2024.

Charges associated with Convertible Notes. During the nine months ended September 29, 2023, we recognized a loss of $428 million related to the election of cash as the settlement method for our Convertible Notes and the repurchase of a portion of our Convertible Notes that did not recur during the nine months ended September 27, 2024.

Provision for income taxes. The provision for income taxes for the nine months ended September 27, 2024 reflects a 26% tax rate as compared to a (32)% tax rate for the nine months ended September 29, 2023. The effective tax rate of 26%, as compared to the U.S. statutory rate of 21%, for the nine months ended September 27, 2024 was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate of (32)%, as compared to the U.S. statutory rate of 21%, for the nine months ended September 29, 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and Convertible Notes repurchase in 2023. The impacts of these non-deductible items were partially offset by the release of a previously reserved position based on developments associated with the ongoing IRS examination and appeals process for certain years. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Nine Months Ended
	September 27,	September 29,	2024 vs. 2023
Dollars in millions	2024	2023	$	%
Revenues:
Government Solutions	$4,273	$4,025	$248	6%
Sustainable Technology Solutions	1,347	1,201	146	12%
Total revenues	$5,620	$5,226	$394	8%

Operating income (loss):
Government Solutions	$362	$182	$180	99%
Sustainable Technology Solutions	277	243	34	14%
Other	(119)	(124)	5	4%
Total operating income	$520	$301	$219	73%

Government Solutions

GS revenues increased by $248 million, or 6%, to $4,273 million for the nine months ended September 27, 2024, compared to $4,025 million for the nine months ended September 29, 2023. The increase in revenue is primarily due to growth on high-end defense engineering, classified intelligence and international programs. Additionally, we recognized $41 million in revenue associated with the LinQuest acquisition.
GS operating income increased by $180 million to $362 million for the nine months ended September 27, 2024, compared to $182 million for the nine months ended September 29, 2023. The increase in operating income was primarily driven by the $144 million charge recognized in the nine months ended September 29, 2023 related to the settlement of a legacy legal matter that did not recur during the nine months ended September 27, 2024 and growth in the areas discussed above. Additionally, in 2024, we recognized $6 million gain related to the sale of our investment interest in a joint venture.

Sustainable Technology Solutions

STS revenues increased by $146 million, or 12%, to $1,347 million for the nine months ended September 27, 2024, compared to $1,201 million for the nine months ended September 29, 2023. This increase is primarily driven by increased revenues from technology sales and engineering and professional services.

STS operating income increased by $34 million, or 14%, to $277 million for the nine months ended September 27, 2024, compared to $243 million for the nine months ended September 29, 2023. The increase in operating income is primarily due to the items discussed above and increased equity in earnings from services on an LNG project, offset by a favorable resolution on a legacy matter in 2023 that did not recur in 2024.

Other

Other operating loss remained materially consistent for each of the nine months ended September 27, 2024 and September 29, 2023, respectively.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.2 billion at September 27, 2024, and $4.1 billion at December 29, 2023.

The following table summarizes our backlog by business segment as of September 27, 2024, and December 29, 2023, respectively:

	September 27,	December 29,
Dollars in millions	2024	2023
Government Solutions	$14,150	$12,790
Sustainable Technology Solutions	3,750	4,545
Total backlog	$17,900	$17,335

We estimate that as of September 27, 2024, 36% of our backlog will be executed within one year. Of this amount, we estimate that 87% will be recognized in revenues on our condensed consolidated statement of operations and 13% will be recorded by our unconsolidated joint ventures. As of September 27, 2024, $101 million of our backlog relates to active contracts that are in a loss position.

As of September 27, 2024, 12% of our backlog was attributable to fixed-price contracts, 38% was attributable to PFIs, 33% was attributable to cost-reimbursable contracts and 17% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of September 27, 2024, $10.1 billion of our GS backlog was currently funded by our customers.

As of September 27, 2024, we had approximately $4.2 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.9 billion and the remaining performance obligations as defined by ASC 606 of $14.0 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

Transactions with Joint Ventures

We form incorporated and unincorporated joint ventures to execute certain projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction management, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work up to but not in excess of the joint venture's percent complete on its scope of work. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 6 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5 "Unapproved Change Orders and Claims Against Clients", 10 "Commitments and Contingencies" and 11 "U.S. Government Matters" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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
Certain STS services projects may require us to provide credit support for our performance obligations to our customers in the form of letters of credit, surety bonds or guarantees. Our ability to obtain new project awards in the future may be dependent on our letter of credit and surety bonding capacity, which may be further dependent on the timely release of existing letters of credit and surety bonds. As the need for credit support arises, letters of credit may be issued under the Revolver (as defined below) or with lending counterparties on a bilateral, syndicated or other basis.
As discussed in Note 8 "Debt and Other Credit Facilities" of our condensed consolidated financial statements, we entered into Amendment No. 11 to our Credit Agreement on January 19, 2024. This amendment provided for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extended the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No.11 reduced the interest rate margin applicable to Term Loan B. During the nine months ended September 27, 2024, $2 million in cash was paid on the outstanding Term Loan B principal.

We entered into Amendment No. 12 to our Credit Agreement on February 7, 2024. This amendment consolidated all USD denominated Term Loans A including: Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended singular USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. During the nine months ended September 27, 2024, $79 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal using proceeds of a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We entered into Amendment No. 13 to our Credit Agreement on August 14, 2024. This amendment allowed for an incremental delayed draw Term A-2 loan in an aggregate principal amount up to $550 million, which remained available for 180 days to fund the acquisition of LinQuest, maturing August 2027. On August 30, 2024, we borrowed the entire $550 million available under the delayed draw Term A-2 loan upon closing of the LinQuest acquisition. Additionally, under Amendment No. 13, we refinanced outstanding principal amounts under the Company's existing Term B loan facility via a cashless roll into a new Term B loan facility to reduce the interest rate margin applicable to Term Loan B. The applicable interest rate per annum of the new Term B loan facility is term SOFR plus 2.00% (or base rate plus 1.00%) and the maturity date is January 2031. See Note 17. "Acquisitions" to our condensed consolidated financial statements for further discussion around the acquisition of LinQuest.

We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of September 27, 2024, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $462 million at September 27, 2024, and $304 million at December 29, 2023, and consisted of the following:

	September 27,	December 29,
Dollars in millions	2024	2023
Domestic U.S. cash	$49	$44
International cash	266	128
Joint venture and Aspire Defence project cash	147	132
Total	$462	$304
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

As of September 27, 2024, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 27,	September 29,
Dollars in millions	2024	2023
Cash flows provided by operating activities	$422	$248
Cash flows used in investing activities	(751)	(43)
Cash flows provided by (used in) financing activities	475	(250)
Effect of exchange rate changes on cash	12	4
Increase (decrease) in cash and cash equivalents	$158	$(41)

Operating Activities. Cash provided by operations totaled $422 million and $248 million for the nine months ended September 27, 2024 and September 29, 2023, respectively, as compared to net income of $303 million and net loss of $282 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. The increase in operating cash flows for the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023 is primarily related to the payment made in the third quarter of 2023 related to the settlement of a legacy legal matter that did not recur during the nine months ended September 27, 2024. Additionally, for the nine months ended September 27, 2024, we received $123 million in distributions of earnings from unconsolidated affiliates compared to $58 million in distributions of earnings from unconsolidated affiliates for the nine months ended September 29, 2023. This increase was offset primarily by increased employer pension contributions and changes in the primary components of our working capital.

Investing Activities. Cash used in investing activities totaled $751 million for the nine months ended September 27, 2024 and was primarily related to the acquisition of LinQuest, net of cash acquired of $739 million, capital expenditures of $54 million and funding in other investment of 5 million. This was offset by a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund. Additionally, we received $6 million from the sale of our investment interest in a joint venture within our GS segment. See Note 17. "Acquisitions" to our condensed consolidated financial statements for further discussion around the acquisition of LinQuest Corporation and Note 6. "Equity Method Investments and Variable Interest Entities" for further details around the return of investment from JKC.

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

Financing Activities. Cash provided by financing activities totaled $475 million for the nine months ended September 27, 2024 and was primarily related to $343 million in borrowings on our Revolver and $574 million in borrowings associated with Amendment No. 11 and No. 13 to our Credit Agreement. These increases were offset by $81 million of principal payments related to our Senior Credit Facility, $63 million in payments on the Revolver, $154 million for the repurchase of common stock under our share repurchase program and $13 million for the repurchase of common stock under our "withhold to cover" program. Cash used in financing activities also included $33 million payment for the settlement of warrants, $59 million of dividend payments to common shareholders, $18 million in debt issuance costs associated with Amendment No. 11, No. 12 and No. 13 to our Credit Agreement for our Senior Credit Facility and $10 million for the acquisition of a noncontrolling interest. See Note 8 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Cash used in financing activities totaled $250 million for the nine months ended September 29, 2023 and was primarily due to a net cash outflow of $201 million to repurchase a portion of our outstanding Convertible Notes, corresponding Note

Hedge and outstanding warrants. Cash used in financing activities also included $53 million of dividend payments to common shareholders, $125 million for the repurchase of common stock under our share repurchase program, $12 million for the repurchase of common stock under our "withhold to cover" program, $270 million in payments on our Revolver and $12 million of principal payments related to our Senior Credit Facility. These decreases were partially offset by 430 million in borrowings related to our Revolver. See Note 8. "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $64 million (measured as the difference between the fair value of plan assets and the projected benefit obligation as of September 27, 2024) for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the nine months ended September 27, 2024 was $28 million for our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. In June 2022, KBR and the Trustee executed an agreement requiring minimum annual contributions of approximately £33 million ($44 million at current exchange rates) for the period through March 2028. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of September 27, 2024, we had no material guarantees of the work or obligations of third parties recorded.

As of September 27, 2024, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $493 million of bilateral and uncommitted lines of credit. As of September 27, 2024, with respect to our Revolver, we had $330 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $493 million of bilateral and uncommitted lines of credit, we had utilized $293 million for letters of credit as of September 27, 2024. The total remaining capacity of these committed and uncommitted lines of credit was approximately $856 million as of September 27, 2024, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $5 million and $4 million during the nine months ended September 27, 2024 and September 29, 2023, respectively, in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of September 27, 2024. Information relating to fair value measurements is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $330 million of borrowings issued under the Revolver as of September 27, 2024. Additionally, we had $2,052 million outstanding under the term loan portions of the Senior Credit Facility as of September 27, 2024. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended September 27, 2024, we entered into additional interest rate swap agreements to term SOFR, which became effective September 30, 2024. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at September 27, 2024*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£111	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
*Includes the September 2024 interest rate swaps that became effective September 30, 2024.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at September 27, 2024 was a $21 million net asset, of which $17 million is included in other current assets, $10 million is included in other assets and $6 million is included in other liabilities. Information relating to our portfolio of interest rate swaps is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At September 27, 2024, we had fixed rate debt aggregating $1,352 million and variable rate debt aggregating $1,280 million, after taking into account the effects of the interest rate swaps. Our weighted average interest rate net of the impact from our swap agreements for the nine months ended September 27, 2024 was 5.76%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of September 27, 2024.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We completed the acquisition of LinQuest on August 30, 2024. Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of September 27, 2024 excludes an assessment of the internal control over financial reporting of LinQuest. We are in the process of integrating this business which may result in additions or changes to our internal controls over financial reporting. There were no other changes in our internal control reporting during the three months ended September 27, 2024 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 19, 2024, the Board of Directors authorized $174 million of additional share repurchases to be added to the prior authorizations, which returned the total amount authorized and available for repurchase under the share repurchase program to $500 million. As of September 27, 2024, $346 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended September 27, 2024 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
June 29, 2024 - July 26, 2024	117,066	$64.04	117,066	$346,019,074
July 27, 2024 - August 23, 2024	1,123	$65.31	—	$346,019,074
August 24, 2024 - September 27, 2024	19,114	$64.03	—	$346,019,074
Total	137,303	$64.05	117,066	$346,019,074

(1)Included within the shares repurchased herein are 20,237 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $64.10 per share.

Item 5. Other Information

During the three months ended September 27, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1
Amendment No. 13 to the Credit Agreement, dated as of August 14, 2024, with Bank of America, N.A., as administrative agent, the lenders party thereto, the Company and each of the subsidiaries of the Company party thereto (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed August 19, 2024; File No. 001-33146).

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

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended September 27, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: October 23, 2024                      Dated: October 23, 2024