Form 10-K
period 2025-01-03
KBR, INC.
filed 2025-02-25
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended January 03, 2025
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

The aggregate market value of the voting stock held by non-affiliates on June 28, 2024 was approximately $8.5 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $64.14.

As of January 30, 2025, there were 132,441,673 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
Aspire Defence	Aspire Defence Limited
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BRIS	Brown & Root Industrial Services Joint Venture
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
EAC	Estimate at completion
EBITDA	Earnings before interest, taxes, depreciation and amortization
ESPP	Employee Stock Purchase Plan
EVP	Employee Value Proposition
Exchange Act	Securities Exchange Act of 1934, as amended
E.U.	European Union
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GS	Government Solutions
HETs	Heavy equipment transporters
HR	Human Resources
IRS	Internal Revenue Service
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MoD	Ministry of Defence
NCI	Noncontrolling interests
NYSE	The New York Stock Exchange
PCAOB	Public Company Accounting Oversight Board
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average

Acronym	Definition
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
UKMFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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
•We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
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
•Dependence on third-party subcontractors, suppliers and equipment manufacturers could adversely affect our financial performance on contracts.
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
•Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, our ability to control costs and seasonal factors.
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
•Fluctuations in commodity prices and outlook may affect our customers’ investment decisions and result in existing project cancellations or delays.

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
•We may be required to contribute additional cash to meet any unfunded benefit obligations associated with our defined benefit plans.
•We are subject to foreign currency exchange risks.

Risks Related to Our Common Stock

•If we need to sell or issue additional shares of common stock to refinance existing debt or to finance future acquisitions or operations, our existing shareholder ownership could be diluted.
•Provisions in our charter documents, Delaware law and our Senior Credit Facility may inhibit a takeover or impact operational control that could adversely affect the value of our common stock.
•We may change our dividend policy in the future.

Risks Related to Regulations and Compliance

•We could be adversely impacted if we fail to comply with international export and domestic laws.
•We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could result in suspension or debarment of our ability to contract with governments and customers.
•Certain of our work sites are inherently dangerous and we are subject to various environmental and worker health and safety laws and regulations.
•Our effective tax rate and tax positions may vary.

Risks Related to Climate

•There are rapidly evolving views from stakeholders with respect to global climate risks and the related emphasis on sustainability practices, which could affect our business.
•Climate risks and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.
•We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers and damage to our reputation.

PART I

Item 1. Business

Company Overview

KBR, Inc., a Delaware corporation ("KBR" or, the "Company"), delivers science, technology, engineering and logistics support solutions to governments and companies around the world. Drawing from its culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full-life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

•Leading national security and defense systems engineering; rapid prototyping; test and evaluation; aerospace acquisition support; data analytics and systems and platform integration; and sustainment engineering;
•Operational expertise in areas such as space domain awareness; C5ISR; human spaceflight and satellite operations; integrated supply chain and logistics; and military aviation support;
•Advanced digital, artificial intelligence, machine learning and information operations solutions in areas such as cyber analytics and cybersecurity; space and air dominance; connected battlespace; national security intelligence; data analytics; mission planning systems; virtual/augmented reality and technical training; and artificial intelligence and machine learning;
•Scientific research such as quantum science and computing; health and human performance; materials science; life science research; and earth sciences
•Engineering and project management solutions to advance energy security, sustainable decarbonization; energy transition and asset optimization; proprietary, sustainability-focused process licensing; energy transition and security advisory services; and digitally-enabled asset optimization solutions; and
•Professional advisory services across the defense, renewable energy and critical infrastructure sectors;

KBR's strategic growth vectors include:
•Defense modernization;
•National security space superiority;
•Health and human performance;
•Sustainable energy and industrial technology;
•High-end defense engineering;
•Energy security and energy transition; and
•Digital asset modernization and optimization

Our Business

Our people make the difference. We leverage dynamic teams that combine deep mission understanding, market-leading technical expertise and an unwavering operational focus to deliver solutions to solve our clients’ most complex issues. In the fiscal year ended January 3, 2025 ("fiscal 2024"), KBR’s operating model continued to shift toward agile, technology-driven, solutions-oriented delivery and was streamlined to increase strategic focus and to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth with favorable cash conversion.

Our key areas of strategic focus are as follows:

•National Security and Defense. KBR delivers full life cycle support solutions to defense, intelligence, space, aviation and other programs and missions to military and other government agencies primarily in the U.S., the U.K. and Australia under long-term programs with key technical, scientific or mission-specific differentiation. KBR's full-spectrum, digitally enabled services span research and development, advanced prototyping, acquisition support, systems engineering, systems assurance and technology, C5ISR, cyber analytics, cybersecurity, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, digital transformation, and operations readiness and support. Key customers include U.S. Department of Defense agencies such as the U.S. Army, Navy, Air Force, Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; and

other national governments; and a wide range of commercial and industrial companies. Areas of long-term strategic focus include defense modernization, space superiority, and health and human performance.
•Sustainable Energy and Industrial Technologies. We design and bring to market patented, proprietary process technology which we license to enable safe, energy efficient, and cost competitive production of energy and special chemical products to meet growing global consumer demand. With our proprietary technology, we also offer proprietary equipment, integration services, and catalysts that enable our clients to convert their raw material to valuable end products. We market high-end advisory and consulting services focused on broad-based energy transition and net-zero carbon emission solutions; high-end engineering, design and program management centered around energy security, decarbonization, energy efficiency, environmental impact and asset optimization; and digitally enabled operating and monitoring solutions. Key customers include governments and commercial and industrial companies. Areas of long-term strategic focus include sustainable technology solutions, energy transition, energy security and technology-led asset optimization.

Our deployment priorities are to fund organic growth, maintain responsible leverage, maintain an attractive dividend, make strategic, accretive acquisitions and repurchase shares. Our acquisition thesis is centered around moving upmarket, expanding capabilities and broadening customer sets across strategic growth vectors. KBR also develops and prioritizes investment in technologies that are disruptive, innovative and sustainability and safety-focused. These technologies and engineering solutions enable clients to achieve a safer, more secure and more sustainable global future.

Competitive Advantages
We operate in global markets with customers who demand innovation, technical and domain expertise and digitally enabled, technology-led sustainable solutions. We seek to differentiate ourselves in areas in which we believe we have a competitive advantage, These include:
•Our People
◦Distinctive mission-focused and inclusive team ethos and culture, which we refer to as “ONE KBR”.
◦Internationally recognized subject matter experts with deep domain knowledge.
◦Employee base that includes individuals with high-level security clearance.

•Sustainability Leadership
◦Our Zero Harm philosophy includes ten key areas of sustainability focus across our company.
◦Safe and responsible operations are essential, and our Zero Harm culture prioritizes the safety and security of our people as well as the active management of our environmental impact.
◦We have a dedicated global Sustainability Committee made up of leaders from across key corporate and business functions, and the chair of that committee reports quarterly to the Board of Directors.
◦We have achieved carbon neutrality annually since 2019 and have established net-zero carbon ambition.
◦As an industry sustainability leader, we have invested and will continue to invest in the development of disruptive, innovative clean energy solutions and special chemicals that promote a cleaner, greener future and a sustainable world.
◦As a world leader in ammonia technology, we are a leading hydrogen energy enabler, with a fully developed, proprietary, end-to-end green ammonia solution, K-GreeNTM.
◦We are the exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical steam to convert a wide range of single-use and other plastics into virgin-grade feedstocks used to produce new plastics, delivering a truly circular economy.

•Technical Excellence and Digital Solutions
◦High-end differentiated capabilities spanning government and commercial missions, including data analytics and integration, model-based systems engineering, smart asset optimization, and more.
◦Portfolio of over 85 innovative, sustainable, proprietary process technologies, expertise and solutions.
◦Innovative, advanced digital capabilities to improve operations, reliability and environmental impact, including artificial intelligence and machine learning.
◦Virtual and augmented reality visualizations in controlled environments that provide greater perspective and insights and more comprehensive training

•Customer Relationships
◦Customer missions and objectives placed at the center of our planning and delivery model.
◦Decades of enduring relationships with government and commercial client base.

•Financial Strength
◦Diverse portfolio of multi-year, mission-critical programs creating stability and resilience.
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
•Corporate

Our business segments are described below.

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. Included in Government Solutions is the LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired in fiscal 2024 that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced artificial intelligence, machine learning capabilities and digital engineering.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 85 innovative, proprietary, sustainability-focused process technologies that reduce emissions, increase efficiency and/or accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on energy security, broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.
Corporate. Our non-core segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
To streamline and optimize our processes, we realigned our segments effective for the year ended January 2, 2026 ("fiscal 2025"). As part of this realignment, our Government Solutions reportable segment has been renamed Mission Technology Solutions while Sustainable Technology Solutions has retained its name. The international business contained within Government Solutions has been integrated into both Mission Technology Solutions and Sustainable Technology Solutions. The Company will begin reporting the new segment information beginning the first fiscal quarter of 2025.
Significant Customers

We provide services and technology to a diverse customer base, including domestic and foreign governments and commercial and industrial companies.

We generate significant revenues within our GS business segment from key U.S. government customers including U.S. DoD agencies such as the U.S. Army, Navy, Air Force, Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S.

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

Revenues and percentage of consolidated revenues from major customers:
	Years ended,
	January 3,		December 29,		December 31,
Dollars in millions	2025		2023		2022
U.S. government	$4,382	57%	$4,000	58%	$4,034	61%
U.K. government	$674	9%	$634	9%	$584	9%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in Note 1. "Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants to capitalize on the strengths of each party, provide greater flexibility in delivering our services based on expertise, cost and geographical efficiency, increase the number of opportunities that can be pursued, reduce exposure and diversify risk. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of January 3, 2025.

Aspire Defence Limited, a joint venture owned by KBR and two financial investors, provides a range of facilities life cycle management services at the British Army’s garrisons at Aldershot and across the Salisbury Plain in the U.K. KBR owns 45% of Aspire Defence Limited that is reported within our GS business segment using the equity method of accounting.

The Affinity joint venture, with Elbit Systems Ltd., procures, operates and maintains aircraft and aircraft-related assets over an 18-year contract period, in support of the UKMFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The investments are accounted for within our GS business segment using the equity method of accounting.

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

KZJV is a joint venture with Zachry Group that performs certain design, engineering, procurement and construction-related services for a LNG facility in Plaquemines Parish, Louisiana. KBR owns a 45% interest in KZJV, which is a VIE. The investment is accounted for within our STS business segment using the equity method of accounting.

HomeSafe, a joint venture with Tier One Relocation, was established to be the exclusive provider of household goods move management services for the U.S. Armed Forces, U.S. DoD civilians and their families. KBR owns a 72% interest in HomeSafe. The joint venture is a VIE that is consolidated for financial reporting purposes and is accounted for within our GS business segment.

Additional information relating to our joint ventures is described in Part II of this Annual Report on Form 10-K in Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on awarded contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize in backlog were $17,264 million and $17,335 million as of January 3, 2025 and December 29, 2023, respectively, with approximately 16% and 24%, respectively, related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate as of January 3, 2025, 40% of our backlog will be recognized as revenues or equity in earnings of unconsolidated affiliates within fiscal year 2025. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. government agencies and entities, principally the U.S. DoD, NASA and certain intelligence agencies. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. government contracts are generally subject to the FAR, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, other agency-specific regulations that implement or supplement the FAR, such as the DoD FAR Supplement ("DFARS") and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:

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

Our GS business in the U.S. primarily performs work under cost-reimbursable contracts with the DoD and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the customer retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time. For more information, see “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Our GS business also participates in PFI contracts, such as the Aspire Defence and UKMFTS projects. PFIs are long-term contracts that outsource the responsibility for the construction, procurement, financing, operation and maintenance of government-owned assets to the private sector. These contracts may contain both fixed-price and cost-reimbursable elements. The PFI projects in which KBR participates are all located in the U.K. with contractual terms ranging from 15 to 35 years and involve the provision of services to various types of assets ranging from acquisition and maintenance of major military equipment and housing to transportation infrastructure. Under most of these PFI contracts, the primary deliverables of the contracting entity are the initial construction or procurement of assets for the customer and the subsequent provision of lifecycle management services for the life of such assets. The amount of renumeration from the customer to the contracting entity is negotiated on each contract and varies depending on the specific terms for each PFI.

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

Time-and-materials contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor. The rates cover the cost of direct labor, indirect expense and fee. These contracts can also allow for reimbursement of cost of material plus a fee, if applicable. In U.S. government contracting, this type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. With respect to time-and-materials contracts, we assume the price risk because our costs of performance may exceed negotiated hourly rates. In commercial and non-U.S. government contracting, this contract is generally used for defined and non-defined scope contracts where there is a higher degree of uncertainty and risks of work. These types of contracts may also provide for a guaranteed maximum price where the total cost plus the fee cannot exceed an agreed upon guaranteed maximum price or not-to-exceed provisions.

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

Raw Materials and Suppliers

Equipment and materials essential to our business are obtained from a variety of global sources. The principal equipment and materials we use in our business are subject to availability and price fluctuations due to customer demand, producer capacity and market conditions. We monitor the availability and price of equipment and materials on a regular basis. Our procurement function seeks to leverage our size and buying power to ensure that we have access to key equipment and materials at low prices and ideal delivery schedules. We purchase our required materials and equipment from a variety of sources. We have not experienced, and do not anticipate experiencing, any significant procurement difficulties as a result of political and economic conditions and regional conflict and war that have resulted in significant supply chain disruptions and inflation globally and within the United States. However, a number of factors that we may not be able to predict or control could result in increased costs for materials as well as global trade relationships, regional conflict and wars and other general market and political conditions. These potential increased costs could reduce profitability on our contracts, particularly those that are fixed price. See “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K for more information.

Intellectual Property

The use of intellectual property generally benefits our STS business segment. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a range of essential products in the areas of transportation fuels, petrochemicals and polymers, fertilizers, semi-submersibles and specialty chemicals. The technologies we license include the transformation of raw materials into commodity chemicals, such as phenol, which is used in the production of consumer end products and our ammonia process technologies used in the conversion of natural gas to ammonia with a fully developed, proprietary, end-to-end solutions for both fossil-based and green ammonia (K-GreeNTM). We are the exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical water to convert a wide range of single-use and other waste plastics into commercial raw materials used to produce new plastics, a circular solution. In 2023, we launched our Sustainable Aviation Fuel technology (PureSAFSM) to extend our decarbonization efforts into the aviation sector. We also offer technologies for conversion and refinement of minerals that are necessary for electrification of a range of industries. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enables our sustainability strategy and enhances our margins.

Our rights to make use of technologies licensed to us are governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. Generally, each agreement may be further extended and we have historically been able to renew existing agreements before they expire. The same agreements are supportive of the expansion of the third party partner's relevant intellectual property portfolio to the mutual benefit of both parties. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal. For technologies we own, we protect our rights, know-how and trade secrets through patents and confidentiality agreements.

Seasonality

The majority of our operations are not affected by seasonality. However, various factors can affect the distribution of our sales between accounting periods, including the timing of government awards, the availability of government funding, timing of military moves, product deliveries and customer acceptance. Additionally, weather and natural phenomena can temporarily affect the performance of our services. Additional information relating to seasonality is described in "Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.

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

Human Capital Management

Every day, the people of KBR help solve some of the world’s most challenging scientific, technological and engineering problems. From our promising new interns to world-renowned experts, this Team of Teams delivers for our customers, so in turn, we put them first. At the end of fiscal 2024, we employed approximately 38,000 people performing multi-faceted, complex and mission critical roles in over 29 countries. In addition, our unconsolidated joint ventures employ approximately 10,000 employees.

Our Employee Value Proposition ("EVP") is the unique set of experiences and offerings that help differentiate KBR from other competitors for our employees’ time and talents and describes in practical terms how we put our people first.

Purpose & Values

At the center of our EVP is Purpose, because at KBR, we do work that matters, helping to solve the great challenges of our time while striving to create a secure, safer and more sustainable world. Our vision is to bring together the best and brightest employees to deliver technology and solutions that help our customers accomplish their most critical missions and objectives, and this important work enables us to attract and retain some of the world’s best talent, who thrive in this purposeful environment.

Our Values unite us across global cultures, guiding our behavior and decision making throughout KBR. We have embedded our values in our business processes, established them as a foundation for our learning and development activities and regularly celebrate employees who epitomize our values-led behavior. While our One KBR Values unite us, as a global business operating in distinct markets and environments, we recognize and respect that our cultures are different. Acknowledging these differences, our culture weaves a golden thread through KBR. Our employees take enormous pride in being part of an organization with a philosophical, practical and proven commitment to fostering an environment in which our people can belong, connect and grow.

Health and Safety

We are subject to numerous worker health and safety laws and regulations. Our commitment to the health and safety of each employee as well as anyone we work with is the foundation of our Zero Harm culture. We know that our employees’ willingness to implement each commitment into their daily work tasks is vital to our operations and has contributed to our industry-leading safety performance among our customers, partners and peers.

The six core processes that comprise our Transactional Health, Safety, Security, Environmental ("HSSE") Management that lead to Transformational Leadership are non-negotiable KBR safety standards that are required to be observed and followed by employees and contractors at all locations and projects. By requiring our employees to personally internalize and adhere to these standards, we aim to safeguard our individual health and safety and the well-being of all those around us.

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

Thanks to our people's commitment to our Zero Harm culture, we recorded another consecutive year of industry-leading HSSE performance, with a total recordable incident rate of 0.050.

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

We believe that an ethical culture, where employees are treated fairly, respectfully and without favoritism, is key to employee satisfaction and retention. We promote a speak-up culture where employees are comfortable making reports of possible unethical behavior and workplace issues. The Business Integrity Team has implemented a Question Manager as part of our Ethics Hotline for employees to receive advice, confidentially or anonymously, on ethical or other inquiries. Employees speaking up and reporting issues enable us to address and remediate these issues early and effectively while instilling confidence that employee concerns are heard and addressed. The recent People Perspective Survey indicates that a majority of our employees feel safe to report misconduct and reflects our dedication to an ethical culture.

Retaliation undermines a speak-up culture and is not tolerated. Our Code and our Business Integrity program set forth our anti-retaliation commitment, which is reinforced in our communications and our annual Ethics training. To further convey to the workforce that reports of unethical behavior are investigated and remediated, the Ethics training incorporates examples of past misconduct incidents.

Career

As well as providing meaningful work from Day 1, our employees and job applicants are attracted to KBR because of the opportunity to develop personally and reach their full potential. Providing the opportunity to ‘Grow’ at KBR is a key component in our EVP. We have a good reputation among our employees for providing growth opportunities and have continued to focus on enhancing these growth prospects in several ways throughout fiscal 2024 with the introduction of formal mentoring and sponsorship programs, skills for the future offerings and an internal career pathways forum. In addition, we invest in training our employees across a range of topics that align with and enhance our values, including programs that focus on leadership, ethics and technical development.

Technical Professionals

For our Technical Talent, our One KBR Tech Fellows program provides funding and opportunities for these world-leading scientists and technical professionals to conduct advanced research into topics ranging from carbon capture to machine learning. Our Fellows also provide valuable input into strategy development, business development and talent development within KBR. Understanding the importance of internal advancement for attracting and retaining top technical talent, we introduced the Career Opportunities Technical Talent Guide to outline technical career growth through roadmaps, expectations for each career journey stages and resources and tools. KBR Communities of Interest ("COIs") are also designed to foster technical development by providing collaborative, virtual forums for subject matter experts and those who support them. Our COIs continue to evolve, ensuring that subject matter experts across the globe can connect and collaborate on Data Science and Digital Technologies, Sustainability and Energy Transition, Human Performance and other technical specialties that inform our customers’ and society’s greatest challenges today.

Leadership

Our flagship leadership program, the Global Leadership Development Program, is expanding to go beyond training to develop capabilities in being effective future executive leaders. As well as developing strategic thinking through research projects ranging from sustainability investments to digital supply chain solutions, these leaders attend intense learning events focused on executive skills and leading courageously and with integrity. The revamped course cultivates peer networks, sharpens enterprise mindsets and builds commercial and strategy acumen. We also strengthen our future leadership by running regular Manager Excellence Programs, and our Front Line Leaders Program grew substantially in fiscal 2024 to support over 1,000 employees globally who were newly transitioning into these critical leadership roles.

Talent Development & Succession Planning

In fiscal 2024, our Talent Calibration conversations covered over 5,000 KBR employees in a rigorous assessment of performance and potential. As well as providing organization-wide talent trends and data, these conversations lead to individual career plans and added rigor to our succession plans. The Board Nominations & Corporate Governance Committee received regular updates on this process throughout the year, culminating in detailed discussions on updated succession plans for the CEO and Executive Leadership Team.

Performance Management

Our agile approach to performance management continued successfully into fiscal 2024 where we focused on frequent Check-in Conversations about performance, career development, and priority alignment between managers and their team members. Our employees indicated in surveys that they prefer this approach and we view it as more inclusive, engaging, agile and supportive of a high-performing culture. In fiscal 2024, we continued to embed the Agile Performance & Development process across KBR and strengthen capabilities for holding quality, effective Check-ins.

Employee Engagement

Our employee survey measures our progress through the eyes of our people. We partner with Great Place to Work to conduct the survey on our behalf, enabling us to provide the survey in multiple languages and benchmark how we perform compared to other similar organizations. In fiscal 2024, our employee participation rate in our People’s Perspective survey increased by 10%. The data from our survey was reviewed in detail by different team leaders and across different business areas, resulting in tailored action plans that are already being executed across KBR. A significant majority of our employees who responded to the survey reported that they believe KBR is a great place to work, resulting in KBR being certified as a ‘Great Place to Work’ in several countries, taking us to thirteen countries where KBR is officially certified. We were also awarded for one of Glassdoor’s Best-led Companies, Newsweek’s Greatest Workplaces and Times Best Companies list amongst many other regional awards in 2024.

Total Reward

Competition for talent was compounded by high levels of inflation in the general economy well into fiscal 2024. Throughout fiscal 2024, we continued to benchmark pay and benefits in local markets and expand our offerings to help us attract and retain the best and brightest talent.

Talent Acquisition

In fiscal 2024, we updated our comprehensive Talent Acquisition strategy, aligning recruitment efforts with broader business objectives. This unified approach ensures consistency across regions while empowering teams to tailor strategies to their local markets. By fostering cross-border collaboration and establishing teams from varying regions, we improved process consistency, adoption of best practices and scalability. These efforts strengthened internal mobility, built future-focused talent pipelines and enhanced our ability to meet hiring demands effectively. We also made enhancements to our Applicant Tracking System and Customer Relationship System platforms, further streamlining workflows for candidates, hiring managers and recruiters while improving training and standardization.

As a result, we hired over 8,600 employees in fiscal 2024, supporting our ability to deliver excellent solutions for our customers and meet our strategic growth targets.

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

A considerable percentage of our revenues, particularly in our GS business segment, is generated under contracts with certain significant customers. Revenues from the U.S. government represented 57% of our total consolidated revenues for fiscal 2024. Budget uncertainty, the potential for U.S. government shutdowns, the use of continuing resolutions and the federal debt ceiling can adversely affect our industry and the funding for our contracts. If appropriations are delayed or a government shutdown were to occur and were to continue for an extended period of time, we could be at risk of contract cancellations and other disruptions and nonpayment. When the U.S. government operates under a continuing resolution, new contract starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business.

Our results of operations and cash flows depend on the award of new contracts and the timing of the performance of existing contracts.

Our revenues are directly and indirectly derived from contract awards. Reductions in the number and amounts of new awards, delays in the timing of anticipated awards or potential cancellations of such prospects as a result of economic conditions, funding priorities, material and equipment pricing and availability or other factors could adversely impact our long-term projected results. It is particularly difficult to predict whether or when we will receive large-scale projects as these contracts usually involve a lengthy and complex bidding and selection process. This process can be affected by a number of factors, including market conditions and governmental and environmental approvals, and in some cases, the customer's ability to secure the necessary financing for a project to proceed. As a portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts. The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in expectation of future workforce needs for anticipated contract awards. If an anticipated contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Political, economic and other conditions in foreign countries and regions, including geopolitical risks, such as the current conflict between Russia and Ukraine and political and economic instability and ongoing conflict in the Middle East, may adversely affect our business and operations as a portion of our revenue is derived from foreign operations. Additionally, the full scope, duration and broader implications of international conflicts, which may include additional international sanctions, embargoes, regional instability and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of the conflicts’ effects on our business and results of operations as well as the global economy, cannot be predicted. Any alleged or actual failure to comply with any sanctions and trade control measures implemented in response to international conflicts may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have an adverse effect on our international operations, financial condition and results of operations.

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

Pandemics, epidemics, outbreaks of infectious diseases or public health crises across the globe have disrupted, and may in the future disrupt our business, which could materially and adversely affect our financial condition, results of operations, cash flows and/or future expectations. Our business, operations and financial performance have been, and may be affected by macroeconomic impacts resulting from pandemics, infectious disease outbreaks and public health crises. As a result, our financial performance and growth rates may differ from historical periods, and our future results may fall below expectations. Any health crisis may negatively affect worldwide economic and commercial activity, disrupt global supply chains and the labor market and create significant volatility and disruption of financial and commodity markets. The extent to which our business will continue to be affected and may in the future be affected by pandemics, infectious disease outbreaks and other public health crises depends on a number of factors outside of our control, including but not limited to the extent and duration of labor disruptions, business operations disruptions from quarantines, travel restrictions and other requirements imposed by regulators and health authorities, delays, modifications and terminations of contracts, supply chain disruptions, increased cybersecurity and data protection risks, increased costs of doing business and other macroeconomic disruptions.

If we are unable to enforce our intellectual property rights, or if our intellectual property rights are challenged or become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in providing technology and services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. We also license technologies from third parties and there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. We will also need to continue to respond to and anticipate changes resulting from disruptive technologies, including in areas of artificial intelligence and machine learning. If we are not successful in protecting and preserving our intellectual property rights and licenses, or in staying ahead of developing artificial intelligence and machine learning technologies and strategically incorporating them into our business, our business and financial performance could be materially and adversely affected.

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

We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm and legal liability, and adversely affect our business, financial condition and results of operations.

Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”), including third-party AI tools, may be enabled by, or integrated into some of our business and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to intellectual property or data privacy rights), this may result in liability, including legal liability, or adversely affect our business, reputation, brand, financial condition and results of operations. It is possible that emerging regulations may limit or block the use of AI in our business and solutions or otherwise impose other restrictions that may affect or impair the usability or efficiency of our business or services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology and infrastructure products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

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

We currently hold U.S. government-issued facility security clearances and a large number of our employees have qualified for and hold U.S. government-issued personal security clearances necessary to perform certain U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements.

If we are unable to attract and retain a sufficient number of elite skilled professionals with appropriate government qualifications, our ability to pursue and execute projects may be adversely affected, our operating income may decline, and our reputation may be damaged. Our future success depends on the continued services of our executive officers as well as our ability to effectively transition to their successors. If we are unable to attract, develop and retain qualified employees that can succeed our executive officers, or if our succession plans and/or succession planning processes do not yield the results we intend or expect, there could be a material adverse effect on our operating income and reputation.

The nature of our business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.

We engage in activities for large facilities where design, construction or systems failures can result in substantial injury or damage to employees or other third parties or delays in completion or commencement of commercial operations, exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. If it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any such claims. We also manage and maintain a portion of our retained risk through our wholly-owned captive insurance company, which insures certain claims up to the applicable deductible amount of our third-party insurance programs. Additionally, our captive insurance company is a registered and licensed insurance company with the Texas Department of Insurance, and is therefore subject to various rules and regulations including meeting certain capital requirements, which can result in additional use of our resources such as securing the captive insurance company's retained risks with issuing letters of credit. Any liability not covered by our insurance, in excess of our insurance limits or if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations. Furthermore, there is risk of mass casualty or environmentally damaging events that may involve our and third-party personnel and property, which could lead to future claims and litigation, impact our reputation and investor confidence and ultimately result in reduced share price.

We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays, changes from the initial project scope or other economic changes not stipulated under the contract that may result in additional direct and indirect costs. Often these claims can be the subject of lengthy negotiations, arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to recover on these types of claims fully or promptly could have a material adverse impact on our liquidity and financial results.

Dependence on third-party subcontractors, suppliers and equipment manufacturers could adversely affect our financial performance on contracts.

We rely on third-party subcontractors, suppliers and equipment manufacturers in order to complete many of our projects. Certain subcontractors and suppliers, such as those used on our U.S. government contracts, are subject to the same rigorous government requirements that we are and if they are unable to comply with these requirements, in many cases, there are limited alternative subcontractors and suppliers available in the market, particularly those with the requisite security clearances. Our subcontractors may be subject to various regulations to engage in motor carrier service, including regulations from the Department of Transportation, Federal Motor Carrier Safety Administration and various state agencies. The failure of our subcontractors to comply with these regulations could adversely affect our financial performance on certain contracts.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including pricing and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract terms or specifications, or if circumstances change due to, among other things, the recent rise in interest rates, continued inflation, supply-chain disruptions, tariffs, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, increased costs of equipment and materials from inflation or other factors or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. Our approach to include annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures, which may result in significant cost overruns on our contracts. This could result in reduced profits on a contract, losses on a contract and negative impacts to our cash flows, and our longer-term multi-year contracts could become less favorable to us over time.
We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we have in the past and may in the future be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within a specified time frame or cost estimate could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns or schedule delays could have a material adverse effect on our business, financial condition and results of operations.

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future revenues or earnings.

As of January 3, 2025, the future revenues we expect to realize as a result of backlog was approximately $17.3 billion. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As a U.S. government contractor and a provider of services operating in multiple regulated industries and geographies, we and our business partners (including our service providers, joint venture partners, suppliers and subcontractors) handle a variety of sensitive information including personally identifiable information, personnel information, protected health information, classified and controlled unclassified information, and financial information, concerning our business, employees and customers. We and our business partners are continuously exposed to cyber and other security threats, including cyberattacks such as malware/computer viruses, ransomware and phishing attacks, insider threats related to malicious and non-malicious activities from authorized and unauthorized employees or third parties, catastrophic events, power outages, natural disasters, computer system or network failures or physical break-ins. We also utilize third-party software in the performance of certain critical accounting, project management, and financial reporting systems. Technological developments in artificial intelligence and machine learning, particularly those that provide actors with the capability to use more sophisticated means to attack our systems, may exacerbate cybersecurity and data privacy risks. Any unauthorized electronic or physical intrusion or other security threat may jeopardize the protection of sensitive or other information stored or transmitted through our IT systems and networks and those of our business partners and third-party software providers. This could lead to disruptions in our business and result in decreased performance, significant remediation costs, reputational damage, transaction errors, loss of data (including personally identifiable information), data leakage of confidential information, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Any significant disruptions or failures could have a material adverse effect on our business operations, financial performance, financial condition and reputation.

Additionally, we work with the defense industrial base industry and the U.S. government to gather and share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and other controls will detect or prevent them, and we cannot predict their full impact. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers to seek to minimize the impacts of cyber and other security threats, we must usually rely on the safeguards used or required by those customers. In the event of unauthorized access to sensitive information for which we are responsible under customer contracts, our customers, their employees, or third parties may seek to hold us liable for any costs or other damages associated with the unauthorized access. In addition, government agencies may bring legal actions against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to sensitive information. Any remediation costs, damages or other liabilities related to unauthorized access of sensitive information of ours or our customers caused by cyber or other security threats may not be fully insured or indemnified by other means or our insurers. Occurrence of any unauthorized access caused by these security threats could adversely affect our reputation, business operations and financial results.

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

We continuously evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our digital environment, to stay current on vendor supported products and to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, our systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other information technology disruption, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

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

As of January 3, 2025, we had $2,630 million of goodwill and $763 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on the first day of the fourth fiscal quarter to determine if it has become impaired. We perform an interim analysis to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

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

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance, our ability to control costs and seasonal factors.

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

Under fixed price contracts, we receive a fixed price irrespective of the actual costs we incur and therefore we carry the burden of any cost overruns. Due to the fixed-price nature of the contracts, if our actual costs exceed our estimates, our margins and profits are reduced and we could incur a loss on the respective contract which could adversely affect our financial results. In addition, the timing of our profitability and cash flows may be affected by seasonal factors. For example, the peak amount of military moves in the U.S. typically occurs between May and September.

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

U.S. government contracts are subject to specific regulations such as the FAR, the Truthful Cost or Pricing Data Statute, CAS, the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the DCMA. Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we previously have been, and may in the future be subject to additional qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the U.S. government decides whether to intervene on behalf of the qui tam plaintiff. For more information, see Note 14. "U.S. Government Matters" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We derive a significant portion of our revenues from contracts with agencies and departments of the U.S., the U.K. and Australia governments, which is directly affected by changes in government spending priorities and availability of adequate funding. Additionally, government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As we are a significant government contractor, our financial performance is affected by the allocation and prioritization of government spending. Factors that could affect current and future government spending include:

•policy or spending changes, or changes in enforcement priorities or resource allocation, implemented by the current administrations, defense departments or other government agencies;
•advisory commissions created to review budgetary priorities, including efficiency initiatives such as the Department of Government Efficiency;
•increased polarization of political parties;
•failure to pass budget appropriations, continuing funding resolutions or other budgetary decisions, including any failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling;
•changes, delays or cancellations of government programs or requirements;
•adoption of new laws, regulations or policies, or repeal of existing laws, regulations or policies, that affect companies providing services to the governments;
•reduced buying power as a result of inflation;
•curtailment of the governments’ outsourcing of services to private contractors; or
•the level of political instability due to war, conflict or natural disasters.

We face uncertainty with respect to our government contracts due to the political, fiscal, economic and budgetary challenges facing our customers. Potential contract delays, modifications or terminations may arise from resolution of these issues and could cause our revenues, profits and cash flows to be lower than our current projections. The loss of work we perform for governments or decreases in governmental spending and outsourcing could have a material adverse effect on our business, results of operations and cash flows.

Fluctuations in commodity prices and outlook may affect our customers’ investment decisions which may result in existing project cancellations or delays or changes in the timing and funding of new awards.

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

We finance our business using cash provided by operations, but also depend on the availability of and access to credit markets, including bank credit lines, letters of credit and surety bonds. Our ability to obtain capital or financing on satisfactory terms will depend in part on prevailing market conditions as well as our operating results. The lack of adequate credit or funding or the unavailability of funding on terms satisfactory to us, could have a material adverse effect on our business and financial performance. Rising or high inflation and/or interest rates could have an adverse effect on our business, financial condition and results of operations. Inflation and rising and/or high interest rates could have a negative impact on our business and we may not be able to fully offset such higher rates.

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

We had approximately $2.6 billion of indebtedness outstanding as of January 3, 2025 which could have negative consequences to us, including, but not limited to:

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

We may be required to contribute additional cash to meet any unfunded benefit obligations associated with our defined benefit plans.

We have frozen defined benefit pension plans for employees primarily in the U.S., the U.K. and Germany. At January 3, 2025, our defined benefit pension plans had an aggregate funding surplus (calculated as the excess of the fair value of plan assets over the projected benefit obligations) of approximately $77 million. The largest potential source of deficit is related to our defined benefit pension plan in the U.K that is in a funding surplus position at January 3, 2025. In the future, our pension surpluses and deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for any underfunded benefit plans, our financial position could be materially and adversely affected.

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

Risks Related to Our Common Stock

If we need to sell or issue additional shares of common stock to refinance existing debt or to finance future acquisitions or operations, our existing shareholder ownership could be diluted.

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during fiscal 2025. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock.

Risks Related to Regulations and Compliance

We could be adversely impacted if we fail to comply with international export and domestic laws, which are rigorously enforced by the U.S. government.

To the extent that we export products, technical data and services outside of the U.S., we are subject to laws and regulations governing trade and exports, including, but not limited to, the International Traffic in Arms Regulations and the Export Administration Regulations, and trade sanctions against embargoed countries, including sanctions and export restrictions related to Russia's invasion of Ukraine, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. In addition, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could result in losing our status as an eligible U.S. government contractor and cause us to suffer serious reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Climate

There are rapidly evolving views from stakeholders, such as investors, customers and current and future employees, with respect to global climate risks and the related emphasis on sustainability practices, which could affect our business.

        Continued attention to issues concerning climate risks or other environmental matters may result in the imposition of additional environmental regulations, rules, standards and policies that seek to restrict, or otherwise impose limitations or costs upon our operations and the emission of greenhouse gases. International agreements, national, regional and state legislation and regulatory measures, including LNG exports, or other policies and restrictions on emissions of greenhouse gases could affect our clients, including those who are involved in the exploration, production or refining of fossil fuels and those who emit greenhouse gases through the combustion of fossil fuels, or through mining, manufacturing or the utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services that could in turn have a material adverse effect on our operations and financial condition. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with such policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various legislative and regulatory proposals may become law or what their effect will be on us and our customers.

Furthermore, investor and societal expectations with respect to corporate responsibility matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in the following key areas: anti-discrimination, environmental stewardship, support for local communities and corporate governance and transparency. A failure to adequately meet stakeholders' expectations may result in loss of business, diluted market valuation, an inability to attract and retain customers and talented personnel, increased negative investor sentiment toward us and/or our customers and the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. In some cases, certain of our key stakeholders may have oppositional or conflicting views and expectations with respect to various matters (e.g., some may be pro-environmental stewardship and others may be anti-sustainability initiatives). In such cases, it may be difficult or impossible for us to meet all stakeholders’ expectations, and the decisions we make may not yield the results that we expect or intend.

In addition, standards for tracking and reporting corporate responsibility matters continue to evolve. New laws, regulations, policies and international accords relating to such matters, including sustainability, climate-related risks, human capital and anti-discrimination, are being developed and formalized in Europe, the United States, Asia and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others, and may not be in line with any new and forthcoming related disclosure rules in the United States and abroad. For example, in January 2025, President Trump signed several executive orders signaling ongoing oversight of diversity initiatives. These orders may lead to further investigations of private entities, including publicly-traded companies. Methodologies for reporting data in these areas (e.g., sustainability and climate-related impacts, or human capital data) may also be updated and previously reported data may be adjusted to reflect improvement in availability and quality of internal and third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting such matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring and reporting metrics, including related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. Any failure, or perceived failure, by us to comply fully with developing interpretations of such laws and regulations could harm our business, reputation, financial condition and operating results and require significant time and resources to make the necessary adjustments. If our corporate responsibility practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquirer, service provider or employer could be negatively impacted.

Climate risks and related environmental issues could have a material adverse impact on our business, financial condition and results of operations.

Climate-related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have a long-term impact on our business, financial condition and results of operations. Although we are proactively seeking measures to mitigate our business risks associated with climate-related events, we recognize that there are innate climate-related risks regardless of where and how we conduct our businesses. As such, a potential disruption to our and our customer's businesses from a natural disaster may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations such as increased insurance costs or loss of coverage, legal liability and reputational damage.

We may be unable to achieve our sustainability commitments and targets which could result in the loss of investors and customers and damage to our reputation.

We are continuously committed to advancing our sustainability strategy as evidenced by the establishment and continued focus on delivering on our net-zero carbon ambitions after we achieved carbon neutrality in 2019. However, achievement of our sustainability commitments and targets is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to greenhouse gas emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar carbon negative goals or whose progress towards reaching its carbon negative goals is not as advanced as ours.

Although we believe that our sustainability commitments and targets are achievable, there is no assurance that we will be able to successfully implement our strategies and achieve our net-zero targets. Investors have recently increased their focus on sustainability matters, including practices related to greenhouse gas emissions and the environment. Additionally, an increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. The implementation of these goals and initiatives may require considerable investments, and our goals, with all of their contingencies, dependencies and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious and may change, and we cannot guarantee that we will achieve them. If we are unable to meet our commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers or partners, our stock price may be negatively impacted, our reputation may be negatively affected and it may be more difficult for us to compete effectively, all of which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

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

The Company's cybersecurity and information security framework is built upon the National Institute of Standards and Technology (NIST) Cyber Security Framework and incorporates International Organization for Standardizations (ISO) 27001 standards for general information technology security controls and Sarbanes-Oxley (SOX) for assessment of internal controls. KBR's global cybersecurity risk program also integrates the following cybersecurity frameworks across our regional operations: US Defense Federal Acquisition Regulation Supplement (DFARS) and NIST 800-171, UK Cyber Essentials and Australia's Essential Eight.

The Company utilizes policies and procedures, software, training programs and hardware solutions to protect and monitor its environment. Our Chief Information Security Officer (CISO) oversees the Company’s approach to managing cybersecurity and digital risk. Our CISO reports to the General Counsel, is supported by and collaborates with the Company's executive leadership team and regularly engages with cross-functional teams at the Company, including Digital Technology, Legal, Audit, Human Resources, Facilities and Corporate Risk. Our Chief Compliance Officer (CCO), Chief Information Officer (CIO) and CISO oversee our dedicated technology risk management, which work in partnership with our internal audit department and data privacy team to review information technology-related internal controls with our independent registered public accounting firm as part of the overall internal controls process.

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

We maintain a robust Cybersecurity Incident Response Plan, which provides a framework for handling cybersecurity incidents based on the severity of the incident and facilitates cross-functional coordination across the Company, and have established a global Security Operations Center to support enterprise visibility to cyber incidents in real time. We update our Cybersecurity Incident Response Plan on a regular basis, and regularly measure our security posture and resilience through risk assessments, penetration testing, vulnerability scanning and attack simulation. The Company also conducts additional cybersecurity tabletop exercises using independent moderators with respect to breach and other problematic information security scenarios for executive management and employees, as well as our board of directors, when appropriate.

We also engage with a range of external experts to assess and report on the effectiveness of our cybersecurity and data privacy controls, compliance with international and regional cybersecurity standards and our internal incident response preparedness, as well as to help identify areas for continued focus and improvement. The Company also has a third-party risk management program that assesses the cyber-related risks from our vendors and suppliers. We also benchmark our activities and results against select peers.

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

Governance

Our CISO oversees the Company’s approach to managing cybersecurity and digital risk and leads our global Information Assurance team. Our CISO brings over 15 years of experience, which includes implementing and verifying effectiveness of cybersecurity controls in high-security environments. Our CISO maintains the following internationally recognized certifications: ISC2 - Certified Information System Security Professional (CISSP) and Project Management Institute - Project Management Professional (PMP).

Our CIO oversees the Company’s information technology infrastructure and implements policies and procedures issued by the CISO within the Company. Our CIO brings over 30 years of experience, garnered across a diverse range of industries and countries, which includes implementing new systems and modifying existing systems for changes in policies and procedures.

Management's Role Managing Risk

Our CISO is responsible for the creation of the Company’s enterprise-wide cybersecurity and information security framework, including the design effectiveness of the Company’s cybersecurity controls. Our CIO is responsible for the implementation of the Company’s cybersecurity and information security framework and the day-to-day execution of our cybersecurity processes and controls. The CISO reports to the General Counsel and the CIO reports to the Chief Financial Officer. All cyber incidents under our existing cyber policy are reported to both the CISO and CIO, which are then communicated through their reporting structure to the General Counsel and Chief Financial Officer. The CISO and CIO routinely provide operational updates to the General Counsel and Chief Financial Officer as needed, and updates are regularly provided by the CISO and CIO to both the Cybersecurity and Audit Committees of our Board of Directors as discussed more fully below.

Board of Directors Oversight

Our board of directors is committed to mitigating data privacy and cybersecurity risks. While the Board of Directors maintains ultimate responsibility for the oversight of our data privacy and cybersecurity program and risks, it has delegated certain responsibilities to our Cybersecurity Committee and Audit Committee. The Cybersecurity and Audit Committees stay apprised of our data privacy and information security programs, strategy, policies, standards, architecture, processes and material risks and overseeing responses to security and data incidents. The Board of Directors receives information security and privacy awareness training, which covers, among other matters, the Board's oversight obligations and the privacy and security programs in place at the company. Our Cybersecurity and Audit Committees regularly receive updates from our CISO and CIO on data privacy risks, security risks and any material incidents. Additionally, outside counsel advises the Board about best practices for cybersecurity oversight by the Board. Members of the Board stay apprised of the rapidly evolving cyber threat landscape through our ongoing director education programming and provide guidance to management as appropriate in order to address the effectiveness of our overall data privacy and cybersecurity program. Four members of our Board of Directors, two of whom serve as members of the Cybersecurity Committee, have cybersecurity experience.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas 77002. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Fulton, Maryland	Leased	Government Solutions

Columbia, Maryland	Leased	Government Solutions

Lexington Park, Maryland	Leased	Government Solutions

Chantilly, Virginia	Leased	Government Solutions

Vienna, Virginia	Leased	Government Solutions

Fairfax, Virginia	Leased	Government Solutions

Herndon, Virginia	Leased	Government Solutions

Huntsville, Alabama	Leased	Government Solutions

Phoenix, Arizona	Leased	Government Solutions

El Segundo, California	Leased	Government Solutions

Newark, Delaware	Leased	Sustainable Technology Solutions

Colorado Springs, Colorado	Leased	Government Solutions

North Charleston, South Carolina	Leased	Government Solutions

Dayton/Beavercreek, Ohio	Leased	Government Solutions
Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Glasgow, United Kingdom	Leased	Government Solutions

Al Khobar, Saudi Arabia	Leased	Sustainable Technology Solutions

Asia-Pacific:

Chennai, India	Leased	All

Majura Park, Australia	Leased	Government Solutions

Delhi (Gurgaon), India	Leased	Sustainable Technology Solutions

Brisbane, Australia	Leased	Government Solutions

Sydney, Australia	Leased	Government Solutions

Melbourne, Australia	Leased	Government Solutions

Adelaide, Australia	Leased	Sustainable Technology Solutions

Canberra, Australia	Leased	Government Solutions

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “KBR.” We have declared a dividend in each quarter during the years ended January 3, 2025 and December 29, 2023, and we currently expect that comparable quarterly cash dividends will continue to be paid for the foreseeable future. The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors. On February 20, 2025, the Board of Directors declared a dividend of $0.165 per share, which will be paid on April 15, 2025.
At January 31, 2025, there were 58 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of January 3, 2025, $296 million remained available for repurchase under this authorization. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended January 3, 2025, and the amount available to be repurchased under the authorized share repurchase program as of January 3, 2025:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
September 28, 2024 - October 25, 2024	509	$67.11	—	$346,019,074
October 26, 2024 - November 22, 2024	548,898	$58.39	548,898	$313,966,395
November 23, 2024 - January 3, 2025	323,166	$57.58	311,707	$296,019,108
Total	872,573	$58.10	860,605	$296,019,108

(1)Included within the shares repurchased herein are 11,968 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $58.06 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended January 3, 2025, with the cumulative total return on the S&P 1500 IT Consulting & Other Services Index, the Russell 1000 Index, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Index for the same period. The comparisons assume the investment of $100 on December 31, 2019 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/29/2023
1/3/2025
KBR
Russell 1000
Dow Jones Heavy Construction
S&P 1500 IT Consulting & Other Services
S&P MidCap 400

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/29/2023	1/3/2025
KBR	$100.00	$103.16	$160.59	$179.76	$190.41	$204.78
S&P 1500 IT Consulting & Other Services	$100.00	$113.44	$156.48	$119.55	$151.77	$173.78
Russell 1000	$100.00	$120.96	$152.96	$123.71	$156.53	$197.12
S&P MidCap 400	$100.00	$113.66	$141.80	$123.28	$143.54	$165.20
Dow Jones Heavy Construction	$100.00	$121.42	$181.81	$209.17	$251.72	$367.50

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

Company Overview

KBR Inc., a Delaware corporation ("KBR"), delivers science, technology, engineering and logistics support solutions to governments and companies around the world. Drawing from its culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full-life cycle capabilities to help clients meet their most pressing challenges.

Our Business Segments

KBR's business is organized into two core business segments and one non-core business segment as follows:

Core business segments
•Government Solutions
•Sustainable Technology Solutions

Non-core business segment
•Corporate

See additional information on our business segments in Note 2. "Business Segment Information" to our consolidated financial statements and under "Item 1. Business" in this Annual Report on Form 10-K.

Business Environment and Trends

Government Outlook

In December 2024, the National Defense Authorization Act ("NDAA") for fiscal year 2025 was signed into law. The NDAA authorizes programs, projects and policies to be carried out with funds appropriated by Congress as part of the annual budgetary process. The NDAA supports approximately $884 billion in fiscal year 2025 funding for national defense, $850 billion of which is for the DoD. The requested amount is an increase of $9 billion when compared to the authorized defense spending for fiscal year 2024.

The U.S. government has not yet enacted an annual budget for its fiscal year 2025. To avert a government shutdown, a continuing resolution funding measure has been enacted to finance all U.S. government activities through March 14, 2025. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2024 are available, subject to certain restrictions, but new spending initiatives are not authorized. Uncertainty continues to exist regarding the 2025 fiscal year budget and the impacts that the new legislative and executive branch will have on the final fiscal year 2025 budget. We believe our key programs will continue to be supported and funded in the continuing resolution financing mechanism. The effect of a potential government shutdown or the ultimate fiscal year 2025 budget on KBR or our individual programs cannot be predicted at this time. However, if a government shutdown were to occur and were to continue for an extended period, we could be at risk of program cancellations, schedule delays and other disruptions and nonpayment, which could adversely affect our results of operations. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, efficiency initiatives such as the Department of Government Efficiency, the global security environment, inflationary pressures and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.

Internationally, our Government Solutions work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2024, the U.K. government announced the defense budget, with the defense budget remaining consistent with the defense budget from the prior fiscal year. A general election was held in the United Kingdom in July 2024, with the

Labour Party becoming the primary governing party of the House of Commons. The Labour Party has committed to increasing defense spending to 2.5% of GDP in the future, which is an increase from the previous commitment to increase defense spending to 2.25%. The Labour Party has commissioned a strategic defense review to determine future defense spending priorities. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. The fiscal year budget for Australia for the 2024 - 2025 financial year was finalized, with the Australian government increasing defense spending to AUD 55.7 billion, or approximately 2.00% of GDP.

With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition, renewable energy sources and climate-related solutions. The globe is in search of the solution to the energy trilemma, the balance between energy affordability, ensuring energy security and achieving environmental sustainability. Clients are prioritizing their efforts to solve the energy trilemma by investing in digital solutions to optimize operations, increase end-product flexibility and energy efficiency, reduce unplanned downtime and minimize environmental footprint. As the global focus on energy security intensifies and companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia, which complements KBR's proprietary process technologies, solutions and capabilities. We expect climate protection, energy security and energy transition to continue to be areas of priority and investment as many countries, including the U.S., look to boost their economies and invest in a cleaner, more secure future.

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment. A discussion regarding our financial condition and results of operations for the years ended December 29, 2023 and December 31, 2022 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 29, 2023 ("fiscal 2023"), as filed with the SEC on February 20, 2024.

Consolidated Results
	Year Ended			Change
	January 3,	December 29,	December 31,	2024 vs. 2023		2023 vs. 2022
Dollars in millions	2025	2023	2022	$	%	$	%
Revenues	$7,742	$6,956	$6,564	$786	11%	$392	6%
Cost of revenues	(6,639)	(5,979)	(5,736)	660	11%	243	4%
Gross profit	1,103	977	828	126	13%	149	18%
Equity in earnings (losses) of unconsolidated affiliates	107	114	(80)	(7)	(6)%	194	n/m
Selling, general and administrative expenses	(544)	(488)	(420)	56	11%	68	16%
Legal settlement of legacy matter	—	(144)	—	(144)	(100)%	144	n/m
Gain (loss) on disposition of assets and investments	7	(7)	19	14	n/m	(26)	n/m
Other	(11)	(4)	(4)	7	n/m	—	—%
Operating income	662	448	343	214	48%	105	31%
Interest expense	(144)	(115)	(87)	29	25%	28	32%
Gain on other investment	—	—	16	—	—%	(16)	n/m
Charges associated with Convertible Notes	—	(494)	—	(494)	(100)%	494	n/m
Other non-operating income (expense)	(7)	(5)	12	2	40%	(17)	n/m
Income (loss) before income taxes	511	(166)	284	677	n/m	(450)	n/m
Provision for income taxes	(130)	(95)	(92)	35	37%	3	3%
Net income (loss)	381	(261)	192	642	n/m	(453)	n/m
Less: Net income attributable to noncontrolling interests	6	4	2	2	50%	2	100%
Net income (loss) attributable to KBR	$375	$(265)	$190	$640	n/m	$(455)	n/m

n/m - not meaningful

Revenues. Revenues increased by $786 million, or 11%, to $7,742 million in fiscal 2024, compared to $6,956 million in fiscal 2023. The increase was primarily due to growth on high-end defense engineering, classified intelligence and international programs within our GS business, increased revenues from engineering and professional services in our STS business and $181 million in revenue associated with LinQuest. The increase was offset by the final resolution of an outstanding legacy claim associated with a U.S. government project, resulting in a $26 million decrease in fiscal 2024.

Gross profit. The increase in overall gross profit of $126 million, or 13%, was primarily driven by items increasing revenues discussed above and $32 million in gross profit associated with LinQuest. This was partially offset by favorable resolutions on various legacy matters in fiscal 2023 that did not recur in fiscal 2024.

Equity in earnings (losses) of unconsolidated affiliates. Equity in earnings (losses) of unconsolidated affiliates decreased by $7 million to $107 million in earnings in fiscal 2024 compared to $114 million in earnings in fiscal 2023, primarily due to decreased equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses were $56 million higher in fiscal 2024 compared to fiscal 2023, which was primarily driven by additional expenses incurred to support the growth in both our GS and STS business segments.

Legal settlement of legacy matter. In fiscal 2023, we recorded a charge of $144 million related to the settlement of a legacy legal matter that did not recur in fiscal 2024.

Gain (loss) on disposition of assets and investments. In fiscal 2024, we recognized a gain on disposition of assets and investments of $7 million primarily due to the sale of our investment interest in a joint venture within our GS segment. In fiscal 2023, we recognized a loss on disposition of assets and investments of $7 million related to the sale of our operations in Russia. This loss was primarily due to $10 million in accumulated foreign currency adjustments that were reclassified from AOCL.

Interest Expense. The increase in interest expense was primarily driven by increases in the U.S. federal reserve funds rate and increased outstanding debt principal from fiscal 2023 to fiscal 2024.

Charges associated with Convertible Notes. In fiscal 2023, we recognized a loss of $494 million related to the cash election and repurchase of our Convertible Notes and the agreements to terminate and settle our outstanding warrants in fiscal 2023 that did not recur in fiscal 2024.

Provision for income taxes. The provision for income taxes for fiscal 2024 reflects a 25% tax rate as compared to a (57)% tax rate for fiscal 2023. The effective tax rate of 25%, as compared to the U.S. statutory rate of 21%, for fiscal 2024 was primarily impacted by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. The effective tax rate of (57)%, as compared to the U.S. statutory rate of 21%, for fiscal 2023 was primarily impacted by the non-deductible portion of a legal settlement on a legacy matter and the non-deductible charge associated with the cash election and Convertible Notes repurchase in fiscal 2023. The impacts of these non-deductible items were partially offset by the release of a previously reserved position based on developments associated with the ongoing IRS examination and appeals process for certain years. See Note 12 "Income Taxes" to our consolidated financial statements for further discussion on income taxes, including our reconciliation of the U.S. statutory tax rate to our effective tax rate.

Results of Operations by Business Segment

We analyze the financial results of our two core business segments and one non-core business segment. The business segments presented are consistent with our reportable segments discussed in Note 2. "Business Segment Information" to our consolidated financial statements.

	Years Ended			Change
	January 3,	December 29,	December 31,	2024 vs. 2023		2023 vs. 2022
Dollars in millions	2025	2023	2022	$	%	$	%
Revenues
Government Solutions	$5,871	$5,353	$5,320	$518	10%	$33	1%
Sustainable Technology Solutions	1,871	1,603	1,244	268	17%	359	29%
Total revenues	$7,742	$6,956	$6,564	$786	11%	$392	6%

Operating income
Government Solutions	$453	$285	$441	$168	59%	$(156)	(35)%
Sustainable Technology Solutions	370	324	47	46	14%	277	n/m
Corporate	(161)	(161)	(145)	—	—%	(16)	(11)%
Operating income	$662	$448	$343	$214	48%	$105	31%

n/m - not meaningful

Government Solutions

GS revenues increased by $518 million, or 10%, to $5,871 million in fiscal 2024 compared to $5,353 million in fiscal 2023. The increase in revenue is primarily due to growth on high-end defense engineering, classified intelligence and international programs and $181 million in revenue associated with LinQuest. The increase was offset by the final resolution of an outstanding legacy claim associated with a U.S. government program, resulting in a $26 million decrease in fiscal 2024.

GS operating income increased by $168 million, or 59%, to $453 million in fiscal 2024 compared to $285 million in fiscal 2023. The increase in operating income was primarily driven by the $144 million charge recognized in fiscal 2023 related to the settlement of a legacy legal matter that did not recur in fiscal 2024, $16 million in operating income associated with LinQuest and growth in the areas discussed above. Additionally, in fiscal 2024, we recognized $6 million gain related to the sale of our investment interest in a joint venture. These increases were offset by the final resolution of an outstanding legacy claim associated with a U.S. government project, resulting in a $26 million decrease in fiscal 2024.

Sustainable Technology Solutions

STS revenues increased by $268 million, or 17%, to $1,871 million in fiscal 2024 compared to $1,603 million in fiscal 2023. This increase is primarily driven by increased revenues from engineering and professional services.

STS operating income increased by $46 million, or 14%, to $370 million in fiscal 2024 compared to $324 million in fiscal 2023. The increase from fiscal 2023 to fiscal 2024 is primarily due to the items discussed above and a $7 million loss related to the sale of our operations in Russia in fiscal 2023 that did not recur in fiscal 2024, offset by decreased equity in earnings from services on an LNG project within our STS segment and a favorable resolution on a legacy matter in 2023 that did not recur in 2024.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at January 3, 2025, and $4.1 billion at December 29, 2023.

The following table summarizes our backlog by business segment as of January 3, 2025 and December 29, 2023, respectively:

Dollars in millions	January 3, 2025	December 29, 2023
Government Solutions	$13,554	$12,790
Sustainable Technology Solutions	3,710	4,545
Total backlog	$17,264	$17,335
We estimate that as of January 3, 2025, 40% of our backlog will be executed within one year. Of this amount, we estimate that 89% will be recognized in revenues on our consolidated statement of operations and 11% will be recorded by our unconsolidated joint ventures. As of January 3, 2025, $193 million of our backlog relates to active contracts that are in a loss position.

As of January 3, 2025, 17% of our backlog was attributable to fixed-price contracts, 36% was attributable to PFIs, 30% was attributable to cost-reimbursable contracts and 17% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of January 3, 2025, $9.1 billion of our GS backlog was currently funded by our customers.

As of January 3, 2025, we had approximately $4.0 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.3 billion and the remaining performance obligations as defined by ASC 606 of $13.8 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our consolidated financial statements for discussion of the remaining performance obligations.

Liquidity and Capital Resources

Liquidity is provided by available cash and cash equivalents, cash generated from operations, our Senior Credit Facility (as defined below), sale or divestiture of assets and access to capital markets. Our operating cash flow can vary significantly from year to year and is affected by the mix, terms, timing and stag~~e~~ of completion of our projects. We often receive cash in advance on certain of our sustainable technology projects. On time-and-material and cost reimbursable contracts, we may utilize cash on hand or availability under our Senior Credit Facility to satisfy any periodic operating cash requirements for working capital, as we incur costs and subsequently invoice our customers.
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
As discussed in Note 11 "Debt and Other Credit Facilities" of our consolidated financial statements, we entered into Amendment No.11 to our Credit Agreement on January 19, 2024. This amendment provided for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extended the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No. 11 reduced the interest rate margin applicable to Term Loan B. During fiscal 2024, $7 million in cash was paid on the outstanding Term Loan B principal.
We entered into Amendment No.12 to our Credit Agreement on February 7, 2024. This amendment consolidated all USD denominated Term Loans A including: Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended singular USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. During fiscal 2024, $117 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal using proceeds of a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.
We entered into Amendment No. 13 to our Credit Agreement on August 14, 2024. This amendment allowed for an incremental delayed draw Term A-2 loan in an aggregate principal amount up to $550 million, which remained available for 180 days to fund the acquisition of LinQuest, maturing August 2027. On August 30, 2024, we borrowed the entire $550 million available under the delayed draw Term A-2 loan upon closing of the LinQuest acquisition. Additionally, under Amendment No. 13, we refinanced outstanding principal amounts under the Company's existing Term B loan facility via a cashless roll into a new Term B loan facility to reduce the interest rate margin applicable to Term Loan B. The applicable interest rate per annum of the new Term B loan facility is term SOFR plus 2.00% (or base rate plus 1.00%) and the maturity date is January 2031. See Note 4. "Acquisition of LinQuest Corporation" to our consolidated financial statements for further discussion around the acquisition of LinQuest.
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of January 3, 2025, we are in compliance with all financial covenants related to our debt agreements.

Cash and cash equivalents totaled $350 million at January 3, 2025 and $304 million at December 29, 2023 and consisted of the following:

	January 3,	December 29,
Dollars in millions	2025	2023
Domestic U.S. cash	$24	$44
International cash	207	128
Joint venture and Aspire Defence project cash	119	132
Total	$350	$304

Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $12 million held by our wholly-owned captive insurance company as of January 3, 2025 which is generally not available to KBR to utilize to support its other operations.

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
As of January 3, 2025, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years ended,
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
Cash flows provided by operating activities	$462	$331	$396
Cash flows provided by (used in) investing activities	(776)	(70)	37
Cash flows provided by (used in) financing activities	374	(359)	(399)
Effect of exchange rate changes on cash	(14)	13	(15)
Increase (decrease) in cash and cash equivalents	$46	$(85)	$19

Operating Activities. Cash provided by operations totaled $462 million and $331 million in fiscal 2024 and fiscal 2023, respectively, as compared to net income of $381 million and net loss of $261 million in fiscal 2024 and fiscal 2023, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The increase in operating cash flows in fiscal 2024 compared to fiscal 2023 is primarily related to the $144 million payment made in fiscal 2023 related to the settlement of a legacy legal matter that did not recur in fiscal 2024 and increased distributions of earnings from unconsolidated affiliates. In fiscal 2024, we received $163 million in distributions of earnings from unconsolidated affiliates compared to $74 million in fiscal 2023. The increase in operating cash flows was primarily offset by increased employer pension contributions in fiscal 2024. In fiscal 2024, we made an advance payment to our U.K. defined benefit pension plan for approximately £17 million ($21 million at the current exchange rate). Additionally, we made an advance payment to our U.K pension plan in fiscal 2022 that resulted in decreased employer pension contributions in fiscal 2023. Further, there were decreases in operating cash flows in fiscal 2024 from changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities. Cash used in investing activities totaled $776 million in fiscal 2024 and was primarily related to the acquisition of LinQuest, net of cash acquired of $738 million, capital expenditures of $77 million and funding in other investment of $5 million. This was offset by a return of equity method investment from JKC in fiscal 2024 of approximately $36 million related to our proportionate share of a tax refund. Additionally, we received $7 million primarily from the sale of our investment interest in a joint venture within our GS segment. See Note 4. "Acquisition of LinQuest Corporation" to our consolidated financial statements for further discussion around the acquisition of LinQuest and Note 9. "Equity Method Investments and Variable Interest Entities" for further details around the return of investment from JKC.

Cash used in investing activities totaled $70 million in fiscal 2023 and was primarily related to the second payment for an additional investment of $39 million in Mura Technology and capital expenditures of $80 million. This was offset by a return of equity method investment of approximately $61 million from JKC resulting from the receipt of the second payment from the Subcontractor Settlement Agreement. See Note 9 "Equity Method Investments and Variable Interest Entities" for further details.

Financing Activities. Cash provided by financing activities totaled $374 million in fiscal 2024 and was primarily related to $393 million in borrowings on our Revolver and $574 million in borrowings associated with Amendment No. 11 and No. 13 to our Credit Agreement. These increases were offset by $124 million of principal payments related to our Senior Credit Facility, $98 million in payments on the Revolver, $204 million for the repurchase of common stock under our share repurchase program and $14 million for the repurchase of common stock under our "withhold to cover" program. Cash used in financing activities also included a $33 million payment for the settlement of warrants in connection with our Convertible Notes, $79 million of dividend payments to common shareholders, $18 million in debt issuance costs associated with Amendment No. 11, No. 12 and No. 13 to our Credit Agreement for our Senior Credit Facility and $10 million for the acquisition of a noncontrolling interest. See Note 11 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

Cash used in financing activities totaled $359 million in fiscal 2023 and was primarily due to a net cash outflow of $567 million for the settlement and maturity of our outstanding Convertible Notes, corresponding note hedge and warrants settled and paid during the year. Cash used in financing activities also included $72 million of dividend payments to common shareholders, $125 million for the repurchase of common stock under our share repurchase program, $13 million for the repurchase of common stock under our "withhold to cover" program, $340 million in payments on our revolving credit facility and $17 million of principal payments related to our Senior Credit Facility. These decreases were partially offset by $785 million in borrowings related to our Revolver. See Note 11 "Debt and Other Credit Facilities" for further discussion of our Senior Credit Facility.

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

U.K. pension obligation. We have recognized on our consolidated balance sheets a funding surplus of approximately $82 million (calculated as the excess of the fair value of plan assets over projected benefit obligations) as of January 3, 2025 for our frozen U.K. defined benefit pension plan. The total amount of employer pension contributions paid for the year ended January 3, 2025 is $61 million for our defined benefit plan in the U.K. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of January 3, 2025, we had no material guarantees of the work or obligations of third parties recorded.
In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of January 3, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $466 million of bilateral and uncommitted lines of credit. As of January 3, 2025, with respect to our Revolver, we had $345 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $466 million of bilateral and uncommitted lines of credit, we utilized $284 million for letters of credit as of January 3, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $823 million as of January 3, 2025, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 11 "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Contractual Obligations and Commitments

Significant contractual obligations and commercial commitments as of January 3, 2025 are as follows:

	Payments Due
Dollars in millions	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Debt obligations	$36	$48	$550	$285	$732	$943	$2,594
Interest (a)	139	135	136	116	63	63	652
Operating leases	72	58	53	46	41	76	346
Finance leases	10	4	2	1	—	—	17
Purchase obligations and project-related funding (b)	90	65	15	4	4	—	178
Total (c)	$347	$310	$756	$452	$840	$1,082	$3,787

(a)Determined based on long-term debt borrowings outstanding at January 3, 2025 using the interest rates in effect for the individual borrowings as of January 3, 2025, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.
(b)In the ordinary course of business, we enter into commitments to purchase software and related maintenance, materials, supplies and similar items. The purchase obligations disclosed above do not include purchase obligations that we enter into with vendors in the normal course of business that support direct project costs on existing contracting arrangements with our customers. We expect to recover such obligations from our customers. Fiscal 2025 and fiscal 2026 each include approximately $30 million related to contractual repayments associated with a joint venture in our GS segment.
(c)We have excluded uncertain tax positions totaling $85 million as of January 3, 2025. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 12. "Income Taxes" to our consolidated financial statements for further discussion on income taxes.

Transactions with Joint Ventures

We form incorporated and unincorporated joint ventures to execute certain projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction management, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work up to but not in excess of the joint venture's percent complete on its scope of work. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. The information discussed therein is incorporated by reference into this Part II, Item 7.

Recent Accounting Pronouncements

Information relating to recent accounting pronouncements is described in Note 1. "Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

U.S. Government Matters

Information relating to U.S. government matters commitments and contingencies is described in Note 14. "U.S. Government Matters" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in conformity with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the determination of financial positions, results of operations, cash flows and related disclosures. Our significant accounting policies are described in Note 1. "Significant Accounting Policies" to our consolidated financial statements. The following discussion is intended to highlight and describe those accounting policies that are especially critical to the preparation of our consolidated financial statements and to provide a better understanding of our significant accounting estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements. Significant accounting estimates are important to the representation of our financial position and results of operations and involve our most difficult, subjective or complex judgments. We base our estimates on historical experience and various other assumptions we believe to be reasonable according to the current facts and circumstances through the date of the issuance of our financial statements.

Contract Revenue and Contract Estimates. Our policy on revenue recognition is provided in Note 1. "Significant Accounting Policies" to our consolidated financial statements for the year ended January 3, 2025 and is also applied to the revenues of our equity method investments included in equity in earnings of unconsolidated affiliates. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts we recognize revenue when services are performed which generally coincides with our ability to bill.

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

Purchase Price Allocation. We allocate the purchase price of an acquired business to the identifiable assets and liabilities of the acquiree based on estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset and are developed using widely accepted valuation techniques such as discounted cash flows. When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Our purchase price allocation is discussed in Note 4. "Acquisition of LinQuest Corporation" in the accompanying consolidated financial statements.

Goodwill and Intangible Assets. Goodwill and intangible assets is tested annually for possible impairment as of the first day of the fourth fiscal quarter within our fiscal year, and on an interim basis when indicators of possible impairment exist. For purposes of impairment testing, goodwill is assigned to the applicable reporting units based on our current reporting structure. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

While we have the option to proceed directly to the quantitative test, for fiscal 2024, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in fiscal 2024. Our goodwill and intangible assets are discussed in Note 8. "Goodwill and Intangible Assets" in the accompanying consolidated financial statements.

Deferred Taxes, Valuation Allowances and Tax Contingencies. As discussed in Note 12. "Income Taxes" to our consolidated financial statements, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of the timing and character of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, income available from carryback years and available tax planning strategies that could be implemented to realize the net deferred tax assets. To arrive at our forecast of the timing and character of future taxable income, we use estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future operating margins. These estimates can entail varying degrees of judgment based upon the amount of deferred tax assets assessed and length of the carryforward period.

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

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate future taxable income of at least $295 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate future taxable income of at least $1,014 million. Changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

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

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity securities, fixed income funds and securities, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

The discount rate used to calculate the projected benefit obligation at the measurement date for our U.S. pension plan increased to 5.32% at January 3, 2025 from 4.70% at December 29, 2023. The discount rate used to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 95% of all pension plans, increased to 5.54% at January 3, 2025 from 4.79% at December 29, 2023. Our expected long-term rates of return on plan assets utilized at the measurement date of January 3, 2025 and December 29, 2023 was 6.64% for our U.S. pension plans and 6.80% and 6.79% for our U.K. pension plans, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in Fiscal 2025		Pension Benefit Obligation at January 3, 2025
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$1	$1	$31
25-basis-point increase in discount rate	$—	$(1)	$(1)	$(29)
25-basis-point decrease in expected long-term rate of return	$—	$4	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(4)	N/A	N/A

Unrecognized actuarial gains and losses are recognized using the corridor method over a period of approximately 20 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized net actuarial loss in accumulated other comprehensive loss at January 3, 2025 was $887 million.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, changes in the legislative or regulatory environment, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience, expectations or changes in assumptions may materially affect our financial position or results of operations. Our actuarial estimates of pension expense and expected return on plan assets are discussed in Note 10. "Retirement Benefits" in the accompanying consolidated financial statements.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $3 million for fiscal 2024, a net loss of $6 million for fiscal 2023 and a net gain of $4 million for fiscal 2022 within other non-operating income (expense) on our consolidated statements of operations. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information, see Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $345 million of borrowings issued under the Revolver as of January 3, 2025. Additionally, we had $1,999 million outstanding under the term loan portions of the Senior Credit Facility as of January 3, 2025. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 11 "Debt and Other Credit Facilities" to our consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During fiscal 2024, we entered into additional interest rate swap agreements to term SOFR. Information relating to our portfolio of interest rate swaps is described in Note 20 "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements, which is incorporated by reference into this Item 7A. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at January 3, 2025	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£110	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at January 3, 2025 was a $37 million net asset, of which $19 million is included in other current assets and $18 million is included in other assets. The unrealized net gains on these interest rate swaps was $37 million and is included in AOCL as of January 3, 2025.

At January 3, 2025, we had fixed rate debt aggregating $1,543 million and variable rate debt aggregating $1,051 million, after taking into account the effects of the interest rate swaps that were effective at January 3, 2025. Our weighted average interest rate for fiscal 2024 was 5.52%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $5 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of January 3, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of January 3, 2025 and December 29, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2025 and December 29, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 3, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Contract revenue and contract cost estimates
As described in Note 1 to the consolidated financial statements, a portion of the Company’s revenue and equity in earnings of unconsolidated affiliates is derived from contracts with revenue recognized over time using the cost-to-cost method to measure progress. Revenue recognition under this method requires judgments to prepare estimates of total contract costs at completion, including assumptions related to estimated labor costs, and total contract revenue, including assumptions related to contractually allowable costs.
We identified the evaluation of certain contract costs at completion and certain contract revenue as a critical audit matter. Evaluating the Company’s estimates of contract costs at completion for certain contracts involves auditor judgment given the variability and uncertainty associated with estimating costs, specifically labor costs, to be incurred over the contract period. Evaluating the Company’s estimates of contract revenue for a certain contract requires an evaluation of subjective assumptions, specifically those related to contractually allowable costs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating contract costs at completion, specifically assumptions related to estimated labor costs, and contract revenue, for a certain contract, specifically the contractual allowability of costs. We evaluated the Company’s ability to estimate these amounts by comparing the Company’s previous estimated project margins to actual results. To assess the reasonableness of these estimates, we performed audit procedures including:
•obtaining and reading contractual documents with customers;
•inquiring of financial and operational personnel of the Company to identify factors that should be considered within the estimated costs at completion or indications of potential management bias;
•analyzing underlying documentation for a selection of labor costs;
•performing sensitivity analyses on labor costs; and
•comparing allowable cost assumptions to contract terms and considering historical results and trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Houston, Texas
February 25, 2025

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Year Ended
	January 3,	December 29,	December 31,
	2025	2023	2022

Revenues	$7,742	$6,956	$6,564
Cost of revenues	(6,639)	(5,979)	(5,736)
Gross profit	1,103	977	828
Equity in earnings (losses) of unconsolidated affiliates	107	114	(80)
Selling, general and administrative expenses	(544)	(488)	(420)
Legal settlement of legacy matter	—	(144)	—
Gain (loss) on disposition of assets and investments	7	(7)	19
Other	(11)	(4)	(4)
Operating income	662	448	343
Interest expense	(144)	(115)	(87)
Gain on other investment	—	—	16
Charges associated with Convertible Notes	—	(494)	—
Other non-operating income (expense)	(7)	(5)	12
Income (loss) before income taxes	511	(166)	284
Provision for income taxes	(130)	(95)	(92)
Net income (loss)	381	(261)	192
Less: Net income attributable to noncontrolling interests	6	4	2
Net income (loss) attributable to KBR	$375	$(265)	$190
Net income (loss) attributable to KBR per share
Basic	$2.79	$(1.96)	$1.36
Diluted	$2.79	$(1.96)	$1.26
Basic weighted average common shares outstanding	134	135	139
Diluted weighted average common shares outstanding	134	135	156
Cash dividends declared per share	$0.60	$0.54	$0.48

See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended,
	January 3	December 29,	December 31,
	2025	2023	2022

Net income (loss)	$381	$(261)	$192
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	52	(56)
Pension and post-retirement benefits	(15)	(101)	17
Changes in fair value of derivatives	—	(12)	53
Other comprehensive (loss) income	(35)	(61)	14
Income tax (expense) benefit:
Pension and post-retirement benefits	4	25	(4)
Changes in fair value of derivatives	—	3	(11)
Income tax (expense) benefit	4	28	(15)
Other comprehensive (loss) income, net of tax	(31)	(33)	(1)
Comprehensive income (loss)	350	(294)	191
Less: Comprehensive income attributable to noncontrolling interests	6	4	2
Comprehensive income (loss) attributable to KBR	$344	$(298)	$189
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	January 3,	December 29,
	2025	2023

Assets
Current assets:
Cash and cash equivalents	$350	$304
Accounts receivable, net of allowance for credit losses of $9 and $8	1,071	981
Contract assets	273	177
Other current assets	179	189
Total current assets	1,873	1,651
Pension assets	82	—
Property, plant, and equipment, net of accumulated depreciation of $474 and $458 (including net PPE of $57 and $36 owned by a variable interest entity)	289	239
Operating lease right-of-use assets	203	138
Goodwill	2,630	2,109
Intangible assets, net of accumulated amortization of $427 and $382	763	618
Equity in and advances to unconsolidated affiliates	192	206
Deferred income taxes	209	239
Other assets	422	365
Total assets	$6,663	$5,565
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$777	$593
Contract liabilities	336	359
Accrued salaries, wages and benefits	353	340
Current maturities of long-term debt	36	31
Other current liabilities	280	249
Total current liabilities	1,782	1,572
Employee compensation and benefits	135	120
Income tax payable	122	106
Deferred income taxes	83	106
Long-term debt	2,533	1,801
Operating lease liabilities	228	176
Other liabilities	313	290
Total liabilities	5,196	4,171
Commitments and Contingencies (Notes 6, 13 and 14)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,469,230 and 181,713,586 shares issued, and 132,435,609 and 135,067,562 shares outstanding, respectively	—	—
Paid-in capital in excess of par	2,526	2,505
Retained earnings	1,367	1,072
Treasury stock, 50,033,621 shares and 46,646,024 shares, at cost, respectively	(1,494)	(1,279)
Accumulated other comprehensive loss	(946)	(915)
Total KBR shareholders’ equity	1,453	1,383
Noncontrolling interests	14	11
Total shareholders’ equity	1,467	1,394
Total liabilities and shareholders’ equity	$6,663	$5,565
.
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2021	$1,683	$2,206	$1,287	$(943)	$(881)	$14
Share-based compensation	21	21	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.48/share)	(67)	—	(67)	—	—	—
Repurchases of common stock	(203)	—	—	(203)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Investments by noncontrolling interests	3	—	—	—	—	3
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(3)	—	—	—	—	(3)
Net income	192	—	190	—	—	2
Other comprehensive loss, net of tax	(1)	—	—	—	(1)	—
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	20	20	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.54/share)	(73)	—	(73)	—	—	—
Repurchases of common stock	(138)	—	—	(138)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Convertible Notes Transactions	242	242	—	—	—	—
Other	—	—	—	(1)	—	1
Net income (loss)	(261)	—	(265)	—	—	4
Other comprehensive loss, net of tax	(33)	—	—	—	(33)	—
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	22	22	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.60/share)	(80)	—	(80)	—	—	—
Repurchases of common stock	(218)	—	—	(218)	—	—
Issuance of ESPP shares	9	5	—	4	—	—
Acquisition of noncontrolling interests	(10)	(8)	—	—	—	(2)
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	2	—	—	(1)	—	3
Net income	381	—	375	—	—	6
Other comprehensive loss, net of tax	(31)	—	—	—	(31)	—
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended,
	January 3, 2025	December 29, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$381	$(261)	$192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Charges associated with Convertible Notes	—	494	—
Depreciation and amortization	156	141	137
Equity in (earnings) losses of unconsolidated affiliates	(107)	(114)	80
Deferred income tax expense	1	14	37
Loss (gain) on disposition of assets	(7)	7	(19)
Gain on other investment	—	—	(16)
Other	41	46	33
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for credit losses	(1)	(32)	455
Contract assets	(96)	44	(30)
Accounts payable	148	(49)	(376)
Contract liabilities	(27)	82	(25)
Accrued salaries, wages and benefits	(6)	22	16
Payments on operating lease liabilities	(71)	(65)	(63)
Payments from unconsolidated affiliates, net	9	18	14
Distributions of earnings from unconsolidated affiliates	163	74	66
Pension funding	(62)	(9)	(74)
Other assets and liabilities	(60)	(81)	(31)
Total cash flows provided by operating activities	$462	$331	$396
Cash flows from investing activities:
Purchases of property, plant and equipment	$(77)	$(80)	$(71)
Net proceeds from sale of assets or investments	7	—	47
Return of equity method investments, net	36	60	198
Acquisitions of businesses, net of cash acquired	(738)	—	(73)
Funding in other investment	(5)	(39)	(61)
Other	1	(11)	(3)
Total cash flows (used in) provided by investing activities	$(776)	$(70)	$37
Cash flows from financing activities:
Borrowings on short-term and long-term debt	$574	$—	$—
Borrowings on Revolver	393	785	58
Payments on short-term and long-term debt	(124)	(17)	(16)
Payments on Revolver	(98)	(340)	(158)
Payments on settlement of warrants	(33)	(217)	—
Proceeds from the settlement of note hedge	—	493	—
Payments to settle Convertible Notes	—	(843)	—
Debt issuance costs	(18)	—	(6)
Payments of dividends to shareholders	(79)	(72)	(66)
Payments to reacquire common stock	(218)	(138)	(203)
Acquisition of noncontrolling interest	(10)	—	—
Other	(13)	(10)	(8)
Total cash flows provided by (used in) financing activities	$374	$(359)	$(399)
Effect of exchange rate changes on cash	(14)	13	(15)
Increase (decrease) in cash and cash equivalents	46	(85)	19
Cash and equivalents at beginning of period	304	389	370
Cash and equivalents at end of period	$350	$304	$389
Supplemental disclosure of cash flows information:
Cash paid for interest	$124	$102	$66
Cash paid for income taxes (net of refunds)	$82	$52	$47
Noncash financing activities
Dividends declared	$20	$18	$16
See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Reporting Periods

In 2022, the Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52 – 53 week year ending on the Friday closest to December 31, effective as of the commencement of the Company's fiscal year on January 1, 2023. Fiscal 2024 ended January 3, 2025, fiscal 2023 ended December 29, 2023 and fiscal 2022 ended December 31, 2022. Fiscal 2024 included 53 weeks and both fiscal 2023 and fiscal 2022 included 52 weeks.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring estimates and assumptions by our management include the following:

•project revenues, costs and profits on our contracts
•award fees, costs and profits on government contracts
•client claims and recoveries of costs from subcontractors, vendors and others
•provisions for income taxes and related valuation allowances and tax uncertainties
•evaluation of goodwill for impairment
•evaluation of intangibles and long-lived assets for impairment
•evaluation of equity method investments for impairment
•valuation of pension obligations and pension assets
•accruals for estimated liabilities, including litigation accruals; and
•valuation of assets and liabilities acquired in business combinations
Cash and Equivalents

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

Time-and-materials contracts typically provide for negotiated fixed rates for specified cost categories. The rates are designed to cover the cost of direct labor, indirect expense and fee. These contracts can also allow for reimbursement of cost of material plus a fee, if applicable. In U.S. government contracting, this type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. With respect to time-and-materials contracts, we assume the price risk because our costs of performance may exceed negotiated hourly rates. In commercial and non-U.S. government contracting, this contract type is generally used for defined and non-defined scope contracts where there is a higher degree of uncertainty and risks as to the scope of work. These types of contracts may also provide for a guaranteed maximum price where the total cost plus the fee cannot exceed an agreed upon guaranteed maximum price or not-to-exceed provisions.

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

See Note 3. "Revenue" to our consolidated financial statements for further discussion of our revenue by contract type.

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

We recognize changes in contract estimates on a cumulative catch-up basis in the period in which the changes are identified. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue if the current estimate differs from the previous estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified. See Note 3. "Revenue" for changes in all other project-related estimates.

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

The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. Advance payments generally are not considered to contain a significant financing component as we expect to recognize those amounts in revenue within a year of receipt as work progresses on the related performance obligation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include charges for such items as executive management, corporate business development, information technology, finance and accounting, human resources and various other functions. The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in cost of revenues) or selling, general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under CAS.

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
Additionally, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under Transfers and Servicing (Topic 860) as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amount. See Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements for our further information on sales of receivables.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation except for those assets that have been written down to their fair values due to impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the lease term. See Note 7. “Plant, Property and Equipment” to our consolidated financial statements for our discussion on property, plant and equipment.

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

Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets and identifiable intangibles acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on our reporting structure.

Goodwill is assessed annually for possible impairment as of the first day of our fourth quarter each fiscal year, and on an interim basis when indicators of possible impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

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

During fiscal 2024, 2023 and 2022, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in fiscal 2024, 2023 and 2022. See Note 8. “Goodwill and Intangible Assets” to our consolidated financial statements for reported goodwill in each of our segments.

We had intangible assets with net carrying values of $763 million and $618 million as of January 3, 2025 and December 29, 2023, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During fiscal 2024, 2023 and 2022, there were no triggering events identified. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 8. “Goodwill and Intangible Assets” to our consolidated financial statements for further discussion of our intangible assets.

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

Equity in earnings (losses) of unconsolidated affiliates, in the consolidated statements of operations, reflects our proportionate share of the investee's net income, including any associated taxes. Our proportionate share of the investee’s other comprehensive income (loss), net of income taxes, is recorded in the consolidated statements of shareholders’ equity and consolidated statements of comprehensive income (loss). In general, the equity investment in our unconsolidated affiliates is equal to our current equity investment plus those entities' undistributed earnings.

We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for our discussion on equity method investments.

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

Other Investments

Other investments are investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. We measure the investments at cost, less any impairment, and adjust the carrying value to fair value resulting from observable transactions for identical or similar investments of the investee. If it is determined that impairment indicators exist and the carrying value is less than the fair value, we adjust the carrying value of the investment to its fair value and record the related impairment. The gains and losses on the investments are recognized in gain (loss) on other investment on our consolidated statements of operations.

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

We perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810 - Consolidation. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for our discussion on variable interest entities.

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

Unrecognized actuarial gains and losses are recognized using the corridor method over a period of approximately 20 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense.

Income Taxes

We recognize the amount of taxes payable or refundable for the year and deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will not be realized. See Note 12. “Income Taxes” to our consolidated financial statements for our discussion on income taxes.

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

Derivative Instruments

We enter into derivative financial transactions to hedge existing or forecasted risk to changing foreign currency exchange rates and interest rate risk on variable rate debt. We do not enter into derivative transactions for speculative or trading purposes. We recognize all derivatives at fair value on the balance sheet. Derivatives that are not designated as hedges in accordance with Derivatives and Hedging (Topic 815), are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge, all changes in the fair value of derivatives are recognized in other comprehensive income (loss) and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. See Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements for our discussion on derivative instruments.

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

We have revenues and receivables from transactions with an external customer that amounts to 10% or more of our revenues which are generally not collateralized. We generated significant revenues from transactions with the U.S. government and U.K. government within our GS business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following table summarizes our revenues and accounts receivable for contracts with U.S. and U.K. government agencies for which we are the prime contractor, as well as for contracts in which we are a subcontractor and the ultimate customer is a U.S. or U.K. government agency, respectively.

Revenues and percentage of consolidated revenues from major customers:
	Year ended,
Dollars in millions	January 3, 2025		December 29, 2023		December 31, 2022
U.S. government	$4,382	57%	$4,000	58%	$4,034	61%
U.K. government	$674	9%	$634	9%	$584	9%

Accounts receivable and percentage of consolidated accounts receivable from major customers:

Dollars in millions	January 3, 2025		December 29, 2023
U.S. government	$526	49%	$480	49%
U.K. government	$67	6%	$71	7%

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

Share-based compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718 - Compensation-Stock Compensation, which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares of common stock we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 3 years. If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows. See Note 18. “Share-based Compensation and Incentive Plans” to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. We adopted this standard effective for our 2024 fiscal year and for interim periods starting in our first quarter of fiscal year 2025. These new disclosure requirements are applied retrospectively to all prior periods included in the financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about certain income statement expense categories. ASU 2024-03 will be effective for our 2027 fiscal year ending December 31, 2027. Early adoption is permitted and the amendments can be applied on a prospective or retrospective basis. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

Additional Balance Sheet Information

Other Current Assets. The components of other current assets on our consolidated balance sheets as of January 3, 2025 and December 29, 2023 are presented below:

	January 3,	December 29,
Dollars in millions	2025	2023
Prepaid expenses	$76	$83
Value-added tax receivable	36	33
Advances to subcontractors	6	7
Other miscellaneous assets	61	66
Total other current assets	$179	$189

Other Current Liabilities. The components of other current liabilities on our consolidated balance sheets as of January 3, 2025 and December 29, 2023 are presented below:

	January 3,	December 29,
Dollars in millions	2025	2023
Value-added tax payable	$46	$41
Operating lease liabilities	58	48
Dividend payable	20	18
Derivative Liability - Warrants	—	33
Other miscellaneous liabilities	156	109
Total other current liabilities	$280	$249

Note 2. Business Segment Information

We provide a wide range of professional services, and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. Our reportable segments follow the same accounting policies as those described in Note 1. “Significant Accounting Policies” to our consolidated financial statements.

We are organized into two core business segments, Government Solutions and Sustainable Technology Solutions and one non-core business segment as described below:

Government Solutions. Our Government Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. Included in Government Solutions is the LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired in fiscal 2024 that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced artificial intelligence, machine learning capabilities and digital engineering. See Note 4 "Acquisitions" to our consolidated financial statements for additional information on this acquisition.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 85 innovative, proprietary, sustainability-focused process technologies that reduce emissions, increase efficiency and/or accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on energy security, broad-based energy transition and net-zero carbon emission solutions, high-end engineering, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.

Corporate. Our non-core segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
In its operation of our business, our management, including our chief operating decision maker ("CODM"), who is also our chief executive officer, evaluates the performance of our business segments based on operating income. Our CODM utilizes operating income to evaluate segment results and is one of the factors considered in determining capital allocation among the segments. Our CODM analyzes selected segment balance sheet information for our business segments and for the Company as a whole. Information on each of our business segments and reconciliation to Net income (loss) attributable to KBR within our consolidated statements of operations is presented in the tables below.
To streamline and optimize our processes, we realigned our segments effective for fiscal 2025. As part of this realignment, our Government Solutions reportable segment has been renamed Mission Technology Solutions while Sustainable Technology Solutions has retained its name. The international business contained within Government Solutions has been integrated into both Mission Technology Solutions and Sustainable Technology Solutions. The Company will begin reporting the new segment information beginning the first fiscal quarter of 2025.
Operations by Reportable Segment

	Year ended January 3, 2025
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Corporate	Total
Revenues	$5,871	$1,871	$—	$7,742
Cost of revenues	(5,161)	(1,478)	—	(6,639)
Gross profit	710	393	—	1,103
Equity in earnings (losses) of unconsolidated affiliates	39	68	—	107
Selling, general and administrative expenses	(295)	(89)	(160)	(544)
Gain (loss) on disposition of assets and investments	6	1	—	7
Other	(7)	(3)	(1)	(11)
Operating income	453	370	(161)	662
Interest expense	—	—	(144)	(144)
Other non-operating income (expense)	—	1	(8)	(7)
Income (loss) before income taxes	453	371	(313)	511
Provision for income taxes	—	—	(130)	(130)
Net income (loss)	453	371	(443)	381
Less: Net income attributable to noncontrolling interests	—	6	—	6
Net income (loss) attributable to KBR	$453	$365	$(443)	$375
Supplemental disclosures:
Total Assets	$4,615	$1,101	$947	$6,663
Depreciation and amortization	$105	$21	$30	$156
Purchases of property, plant and equipment	$(58)	$(7)	$(12)	$(77)

	Year ended December 29, 2023
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Corporate	Total
Revenues	$5,353	$1,603	$—	$6,956
Cost of revenues	(4,720)	(1,259)	—	(5,979)
Gross profit	633	344	—	977
Equity in earnings (losses) of unconsolidated affiliates	42	72	—	114
Selling, general and administrative expenses	(245)	(88)	(155)	(488)
Legal settlement of legacy matter	(144)	—	—	(144)
Gain (loss) on disposition of assets and investments	—	(7)	—	(7)
Other	(1)	3	(6)	(4)
Operating Income	285	324	(161)	448
Interest expense	—	—	(115)	(115)
Charges associated with Convertible Notes	—	—	(494)	(494)
Other non-operating income (expense)	1	3	(9)	(5)
Income (loss) before income taxes	286	327	(779)	(166)
Provision for income taxes	—	—	(95)	(95)
Net income (loss)	286	327	(874)	(261)
Less: Net income attributable to noncontrolling interests	—	4	—	4
Net income (loss) attributable to KBR	$286	$323	$(874)	$(265)
Supplemental disclosures:
Total Assets	$3,737	$996	$832	$5,565
Depreciation and amortization	$96	$19	$26	$141
Purchases of property, plant and equipment	$(49)	$(9)	$(22)	$(80)

	Year ended December 31, 2022
Dollars in millions	Government Solutions	Sustainable Technology Solutions	Corporate	Total
Revenues	$5,320	$1,244	$—	$6,564
Cost of revenues	(4,718)	(1,018)	—	(5,736)
Gross profit	602	226	—	828
Equity in earnings (losses) of unconsolidated affiliates	27	(107)	—	(80)
Selling, general and administrative expenses	(210)	(73)	(137)	(420)
Gain (loss) on disposition of assets and investments	19	—	—	19
Other	3	1	(8)	(4)
Operating income	441	47	(145)	343
Interest expense	—	—	(87)	(87)
Gain on other investment	—	16	—	16
Other non-operating income (expense)	1	5	6	12
Income (loss) before income taxes	442	68	(226)	284
Provision for income taxes	—	—	(92)	(92)
Net income (loss)	442	68	(318)	192
Less: Net income attributable to noncontrolling interests	(1)	3	—	2
Net income (loss) attributable to KBR	$443	$65	$(318)	$190
Supplemental disclosures:
Total Assets	$3,735	$915	$916	$5,566
Depreciation and amortization	$95	$14	$28	$137
Purchases of property, plant and equipment	$(52)	$(7)	$(12)	$(71)

Selected Geographic Information

Long-lived assets by country are determined based on the location of tangible assets.

	January 3,	December 29,
Dollars in millions	2025	2023
Property, plant & equipment, net:
United States	$181	$138
United Kingdom	35	39
Other	73	62
Total	$289	$239

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Year Ended
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022

Government Solutions
Science & Space	$1,188	$1,127	$1,055
Defense & Intel	1,848	1,575	1,509
Readiness & Sustainment	1,512	1,495	1,639
International	1,323	1,156	1,117
Total Government Solutions	5,871	5,353	5,320

Sustainable Technology Solutions	1,871	1,603	1,244

Total revenue	$7,742	$6,956	$6,564

Government Solutions revenue earned from key U.S. government customers includes U.S. DoD agencies and NASA, and is reported as Science & Space, Defense & Intel and Readiness & Sustainment. Government Solutions revenue earned from non-U.S. government customers primarily includes the U.K. MoD and the Australian Defence Force, and is reported as International.

Revenue by geographic destination was as follows:

	Year Ended January 3, 2025			Year Ended December 29, 2023			Year Ended December 31, 2022
Dollars in millions	GS	STS	Total	GS	STS	Total	GS	STS	Total
United States	$3,535	$542	$4,077	$3,096	$521	$3,617	$3,264	$469	$3,733
Europe	1,595	299	1,894	1,569	247	1,816	1,351	216	1,567
Middle East	160	571	731	140	388	528	157	249	406
Australia	436	90	526	403	93	496	392	45	437
Africa	70	131	201	70	106	176	86	63	149
Asia	18	134	152	17	152	169	14	154	168
Other countries	57	104	161	58	96	154	56	48	104
Total revenue	$5,871	$1,871	$7,742	$5,353	$1,603	$6,956	$5,320	$1,244	$6,564

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year Ended January 3, 2025			Year Ended December 29, 2023			Year Ended December 31, 2022
Dollars in millions	GS	STS	Total	GS	STS	Total	GS	STS	Total
Cost-Reimbursable	$3,507	$—	$3,507	$3,287	$—	$3,287	$3,293	$—	$3,293
Time-and-Materials	1,106	1,148	2,254	1,023	989	2,012	973	770	1,743
Fixed-Price/Unit-Rate	1,258	723	1,981	1,043	614	1,657	1,054	474	1,528
Total revenue	$5,871	$1,871	$7,742	$5,353	$1,603	$6,956	$5,320	$1,244	$6,564

Performance Obligations

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $30 million, $15 million and $49 million for the years ended January 3, 2025, December 29, 2023 and December 31, 2022, respectively.

On January 3, 2025, we had $13.8 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 41% of our remaining performance obligations as revenue within one year, 36% in years two through five and 23% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of January 3, 2025.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. During fiscal 2023, we recognized a loss on disposition of assets and investments of $7 million related to the sale of our operations in Russia. This loss was primarily due to $10 million in accumulated foreign currency adjustments that were reclassified to the statement of operations from AOCL.

Contract Assets and Contract Liabilities

Contract assets were $273 million and $177 million and contract liabilities were $336 million and $359 million, at January 3, 2025 and December 29, 2023, respectively. The increase in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The decrease in contract liabilities was due to the timing of advance payments and revenue recognized during the period. We recognized revenue of $263 million for the year ended January 3, 2025, which was previously included in the contract liability balance at December 29, 2023.

Accounts Receivable

	January 3,	December 29,
Dollars in millions	2025	2023
Unbilled	$525	$519
Trade & other	546	462
Accounts receivable, net	$1,071	$981

Note 4. Acquisition of LinQuest Corporation

On August 30, 2024, we acquired LinQuest, an engineering, data analytics and digital integration company that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced AI and machine learning capabilities. LinQuest supports the U.S. Air Force and other U.S. Department of Defense and intelligence agencies. We accounted for this transaction as an acquisition of a business using the acquisition method under Business Combinations (Topic 805). The aggregate consideration paid upon closing was $739 million in cash, net of cash acquired, subject to certain working capital, net debt and other post-closing adjustments. The Company funded the acquisition through a combination of cash on-hand, $550 million in borrowings under the delayed draw term A-2 loan, $50 million in borrowings on our Revolver and proceeds from the sale of receivables. In the fourth quarter of 2024, we received $1 million in cash from escrow related to post-closing adjustments. See Note 11 "Debt and Other Credit Facilities" for further discussion around these borrowings on our Senior Credit Facility. We have recorded $6 million during fiscal 2024 in acquisition-related costs related to LinQuest, which are included in “Selling, general and administrative expenses” on the consolidated statements of operations.

As of January 3, 2025, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns. In the fourth quarter of fiscal 2024, we recorded measurement period adjustments to the preliminary fair values initially recorded on August 30, 2024 and reported within KBR's quarterly report on Form 10-Q for the period ended September 27, 2024. The primary measurement period adjustments were a decrease to Intangible Assets of $90 million and an increase to Deferred income taxes liability of $12 million. As a result of the measurement period adjustments recorded in the fourth quarter of fiscal 2024, there was a net increase to Goodwill of $109 million. The primary measurement period adjustments were related to additional facts obtained by the Company during the analysis of the fair value of the assets acquired and liabilities assumed as of the acquisition date. The following table summarizes the consideration paid for this acquisition and the fair value of assets acquired and liabilities assumed as of the acquisition date on August 30, 2024, after considering the measurement period adjustments described above:

Dollars in millions	LinQuest
Fair value of total consideration paid	$749
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and equivalents	11
Accounts receivable	98
Contract assets	4
Other current assets	4
Total current assets	117
Property, plant, and equipment	15
Operating lease right-of-use assets	37
Intangible assets	200
Equity in and advances to unconsolidated affiliates	1
Other assets	1
Total assets	$371
Accounts payable	$35
Contract liabilities	7
Accrued salaries, wages and benefits	32
Other current liabilities	9
Total current liabilities	83
Deferred income taxes	12
Operating lease liabilities	30
Other liabilities	23
Total liabilities	148
Net assets acquired	223
Goodwill	$526

The goodwill recognized of $526 million arising from this acquisition is recorded within our GS segment and primarily relates to future growth opportunities, a highly skilled assembled workforce and other expected synergies from the combined operations. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

The following table summarizes the fair value of intangible assets and the related weighted-average useful lives, after considering the measurement period adjustments described above:

Dollars in millions	Fair Value	Weighted Average Amortization Period (in years)
Contract backlog	$10	1
Customer relationships	190	15
Total intangible assets	$200	14

The contract backlog intangible asset is backlog that represents revenue that is already fully awarded and funded as of the acquisition date. The estimated customer relationships intangible assets consist of unfunded backlog as of the acquisition date and revenue arising from existing, recompete, and follow-on programs. The contract backlog and customer relationships intangible assets were valued using the income approach, specifically the multi-period excess earnings method in which the value is derived from an estimation of the after-tax cash flows specifically attributable to contract backlog and customer relationships. In connection with this analysis, certain assumptions were made with respect to forecasted revenues and EBITDA margins, contributory asset charge rates, weighted average cost of capital, and a tax amortization benefit.

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

	Year Ended
	January 3,	December 29,
Dollars in millions	2025	2023
	(Unaudited)
Revenue	$8,106	$7,433
Net income (loss) attributable to KBR	$352	$(309)
Diluted earnings per share	$2.63	$(2.29)

Following the closing of the acquisition on August 30, 2024, the acquired LinQuest business has contributed $181 million of revenues and $32 million of gross profit within our GS business segment during fiscal 2024.

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

The components of our cash and cash equivalents balance are as follows:

	January 3, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$199	$14	$213
Short-term investments (c)	8	10	18
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	110	9	119
Total	$317	$33	$350

	December 29, 2023
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$122	$36	$158
Short-term investments (c)	6	8	14
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	111	21	132
Total	$239	$65	$304

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly-owned captive insurance company of $12 million as of January 3, 2025 which is generally not available to KBR to utilize to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $83 million as of January 3, 2025 and December 29, 2023, respectively.

Note 6. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

Dollars in millions	Fiscal 2024	Fiscal 2023
Amounts included in project estimates-at-completion at beginning of fiscal year,	$74	$48
Net increase in project estimates	57	26
Resolution of claim	(27)	—
Amounts included in project-related estimates-at-completion at end of fiscal year	$104	$74
Amounts recognized over time based on progress	$100	$72
The balance as of January 3, 2025 relates to estimated recoveries of claims associated with certain U.S. government projects in our Government Solutions segment. In fiscal 2024, an outstanding legacy claim was resolved associated with a U.S. government project resulting in a $26 million decrease recognized in "revenues" on our consolidated statements of operations.

Note 7. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

	Estimated Useful Lives in Years	January 3,	December 29,
Dollars in millions		2025	2023
Land	N/A	$5	$5
Buildings and property improvements	1-35	165	151
Equipment and other	1-25	593	541
Total		763	697
Less accumulated depreciation		(474)	(458)
Net property, plant and equipment		$289	$239

Property, plant and equipment includes approximately $33 million and $48 million of equipment and other assets under finance lease obligations as of January 3, 2025, and December 29, 2023, respectively. Depreciation expense, including amortization expense for finance ROU assets, was $56 million, $50 million and $40 million for the years ended January 3, 2025, December 29, 2023 and December 31, 2022, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended January 3, 2025 and December 29, 2023 were as follows:

Dollars in millions	Government Solutions	Sustainable Technology Solutions	Total
Balance as of December 31, 2022	$1,918	$169	$2,087
Foreign currency translation	22	—	22
Balance as of December 29, 2023	$1,940	$169	$2,109
Goodwill acquired during the period (Note 4)	531	—	531
Foreign currency translation	(9)	(1)	(10)
Balance as of January 3, 2025	$2,462	$168	$2,630

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

	January 3, 2025
Dollars in millions	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	13	740	(219)	521
Developed technologies	16	82	(45)	37
Contract backlog	15	297	(151)	146
Other	10	21	(12)	9
Total intangible assets		$1,190	$(427)	$763

	December 29, 2023
Dollars in millions	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	12	553	(184)	369
Developed technologies	17	82	(43)	39
Contract backlog	17	291	(140)	151
Other	13	24	(15)	9
Total intangible assets		$1,000	$(382)	$618

Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. During the years ended January 3, 2025, December 29, 2023 and December 31, 2022, no impairments related to our intangible assets were recorded.
Our intangibles amortization expense is presented below:

	Year Ended
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
Intangibles amortization expense	$52	$45	$50

Our expected intangibles amortization expense for the next five fiscal years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2025	$63
2026	$55
2027	$55
2028	$55
2029	$55
Beyond 2029	$430

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	January 3,	December 29,
Dollars in millions	2025	2023
Balance at beginning of fiscal year	$206	$188
Equity in earnings of unconsolidated affiliates	107	114
Distributions of earnings of unconsolidated affiliates (a)	(202)	(63)
Payments from unconsolidated affiliates, net	(9)	(18)
Return of equity method investments, net (b)	(36)	(60)
Foreign currency translation adjustments	(2)	3
Other (c)	128	42
Balance at end of fiscal year	$192	$206

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our consolidated statements of cash flows. A joint venture within our STS segment declared a distribution of earnings of $39 million in the fourth quarter of fiscal 2024 that was not received by KBR until fiscal 2025.
(b)During fiscal 2024, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund. During fiscal 2023, we received a return of investment from JKC of approximately $61 million related to the second payment received from the Subcontractor Settlement Agreement.
(c)During fiscal 2024, Other included the reclassification of the net liability position of $128 million related to joint ventures within our STS business segment. During fiscal 2023, Other included the reclassification of the net liability position of $47 million related to a joint venture within our STS business segment.

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
Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheet

	January 3,	December 29,
Dollars in millions	2025	2023
Current assets	$3,142	$2,838
Noncurrent assets	1,473	1,662
Total assets	$4,615	$4,500

Current liabilities	$3,173	$2,493
Noncurrent liabilities	1,628	1,898
Total liabilities	$4,801	$4,391

Statements of Operations

	Years Ended
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
Revenues	$8,657	$5,873	$3,175
Operating income (loss)	$217	$264	$(325)
Net income (loss)	$221	$242	$(321)

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

	January 3, 2025
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$6	$1
Aspire Defence Limited	$84	$7
JKC joint venture (Ichthys LNG project)	$—	$80
Plaquemines LNG project	$48	$94

Dollars in millions	December 29, 2023
	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$4	$2
Aspire Defence Limited	$91	$7
JKC joint venture (Ichthys LNG project)	$—	$48
Plaquemines LNG project	$82	$72

Affinity. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities. We account for KBR's interests in each entity using the equity method of accounting within our GS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of January 3, 2025.

Aspire Defence project. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity. We account for our interest in Aspire Defence Limited using the equity method of accounting. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities less unearned revenues to be provided to these entities as of January 3, 2025.
Ichthys LNG project. The Ichthys LNG project, a project to construct the Ichthys Onshore LNG Export Facility in Darwin, Australia, is being executed through two entities (collectively, "JKC"), which are VIEs, in which we own a 30% equity interest. We account for our investments using the equity method of accounting. At January 3, 2025, the liability of $80 million is primarily related to the net liability position associated with our investment in JKC. These assets include estimated recoveries of claims against suppliers and insurers.

Plaquemines LNG project. KZJV is a joint venture with Zachry Group that performs certain design, engineering, procurement and construction-related services for a LNG facility in Plaquemines Parish, Louisiana. KBR owns a 45% interest in KZJV, which is a VIE for which we are joint and several to the client with our joint venture partner. We are not the primary beneficiary as we do not have the power to direct the activities of the VIE that most significantly impact its economic performance. The investment is accounted for within our STS business segment using the equity method of accounting.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures and our revenues include amounts related to these services. For the years ended January 3, 2025, December 29, 2023 and December 31, 2022, our revenues included $721 million, $567 million and $413 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our GS business segment and a joint venture within our STS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures and undistributed earnings for the years ended January 3, 2025 and December 29, 2023 are as follows:

	January 3,	December 29,
Dollars in millions	2025	2023
Accounts receivable, net of allowance for credit losses (a)	$96	$103
Contract liabilities (a)	$68	$89

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

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIEs where we are the primary beneficiary:

Dollars in millions	January 3, 2025
	Total Assets	Total Liabilities
Aspire Defence subcontracting entities (Aspire Defence project)	$372	$197
HomeSafe	$100	$86

Dollars in millions	December 29, 2023
	Total Assets	Total Liabilities
Fasttrax Limited (Fasttrax project)	$7	$3
Aspire Defence subcontracting entities (Aspire Defence project)	$394	$206
HomeSafe	$72	$61

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

HomeSafe. HomeSafe, a joint venture with Tier One Relocation, was established to be the exclusive provider of household goods move management services for the U.S. Armed Forces, U.S. DoD civilians and their families. KBR owns a 72% interest in HomeSafe. The joint venture is a VIE that is consolidated for financial reporting purposes and is accounted for within our GS business segment. We determined that we are the primary beneficiary of this project entity because we control the activities that most significantly impact economic performance of the entity.

Fasttrax Limited project. The Fasttrax joint venture ("Fasttrax") was created to provide to the U.K. MoD a fleet of 91 new HETs capable of carrying a 72-ton Challenger II tank. Fasttrax owns, operates and maintains the HET fleet and provides heavy equipment transportation services to the British Army. During fiscal 2024, we acquired the remaining interest of Fasttrax for $10 million. Fasttrax is fully consolidated within our consolidated balance sheets as of January 3, 2025.

Note 10. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $131 million in fiscal 2024, $119 million in fiscal 2023 and $104 million in fiscal 2022.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used January 3, 2025 as the measurement date for all plans in fiscal 2024 and December 29, 2023 as the measurement date for all plans in fiscal 2023. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	Overfunded		Underfunded
	United States	Int’l	United States		Int’l
Dollars in millions	Fiscal 2024
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$1,301	$58		$4
Service cost	—	1	—		—
Interest cost	—	61	3		—
Foreign currency exchange rate changes	—	(23)	—		—
Actuarial gain(1)	—	(162)	(1)		—
Benefits paid	—	(67)	(5)		—
Projected benefit obligations at end of period	$—	$1,111	$55		$4
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$1,295	$53		$—
Actual return on plan assets	—	(72)	5		—
Employer contributions	—	61	1	1	—
Foreign currency exchange rate changes	—	(24)	—		—
Benefits paid	—	(67)	(5)		—
Fair value of plan assets at end of period	$—	$1,193	$54		$—
Funded status	$—	$82	$(1)		$(4)
(1) Actuarial gains primarily driven by change in discount rates.

	Overfunded		Underfunded
	United States	Int’l	United States	Int’l
Dollars in millions	Fiscal 2023
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$17	$59	$1,208
Service cost	—	1	—	—
Interest cost	—	1	3	60
Foreign currency exchange rate changes	—	1	—	67
Actuarial (gain) loss(1)	—	(1)	2	15
Benefits paid	—	(1)	(6)	(63)
Projected benefit obligations at end of period	$—	$18	$58	$1,287
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$16	$52	$1,251
Actual return on plan assets	—	1	7	12
Employer contributions	—	1	—	8
Foreign currency exchange rate changes	—	1	—	70
Benefits paid	—	(1)	(5)	(64)
Other	—	—	(1)	—
Fair value of plan assets at end of period	$—	$18	$53	$1,277
Funded status	$—	$—	$(5)	$(10)
(1) Actuarial gains primarily driven by change in discount rates.

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $55 million and $58 million as of January 3, 2025 and December 29, 2023, respectively. The ABO for our international pension plans was $1,115 million and $1,305 million as of January 3, 2025 and December 29, 2023, respectively.

	United States	Int’l	United States	Int’l
Dollars in millions	Fiscal 2024		Fiscal 2023
Amounts recognized on the consolidated balance sheets
Pension Assets	$—	$82	$—	$—
Other Liabilities	$(1)	$(4)	$(5)	$(10)
Net periodic pension cost for our defined benefit plans included the following components:

	United States	Int’l	United States	Int’l	United States	Int’l
Dollars in millions	Fiscal 2024		Fiscal 2023		Fiscal 2022
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1	$—	$2
Interest cost	3	61	3	61	2	35
Expected return on plan assets	(3)	(113)	(3)	(102)	(3)	(83)
Prior service cost amortization	—	1	—	1	—	1
Recognized actuarial loss	1	3	1	—	1	23
Net periodic (benefit) cost	$1	$(47)	$1	$(39)	$—	$(22)
The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at January 3, 2025 and December 29, 2023, net of tax were as follows:

	United States	Int’l	United States	Int’l
Dollars in millions	Fiscal 2024		Fiscal 2023
Unrecognized actuarial loss, net of tax of $6 and $226, $7 and $221, respectively	$12	$643	$15	$629
Total in accumulated other comprehensive loss	$12	$643	$15	$629
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	United States	Int'l	United States	Int'l	United States	Int'l
	Fiscal 2024		Fiscal 2023		Fiscal 2022
Discount rate	4.70%	4.79%	4.91%	5.00%	2.45%	1.80%
Expected return on plan assets	6.64%	6.70%	6.63%	5.92%	5.19%	4.73%
The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

	United States	Int'l	United States	Int'l
	Fiscal 2024		Fiscal 2023
Discount rate	5.32%	5.54%	4.70%	4.79%

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

The target asset allocation for our U.S. and International plans for fiscal 2025 is as follows:

	Fiscal 2025 Targeted
	United States	Int'l
Equity funds and securities	52%	46%
Fixed income funds and securities	39%	34%
Real estate funds	1%	8%
Other	8%	12%
Total	100%	100%

The range of targeted asset allocations for our International plans for fiscal 2025 and fiscal 2024, by asset class, are as follows:

International Plans	Fiscal 2025 Targeted Percentage Range		Fiscal 2024 Targeted Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	36%	55%	36%	54%
Fixed income funds and securities	28%	42%	28%	43%
Real estate funds	6%	10%	6%	9%
Other	10%	15%	10%	15%

The range of targeted asset allocations for our U.S. plans for fiscal 2025 and fiscal 2024, by asset class, are as follows:

Domestic Plans	Fiscal 2025 Targeted Percentage Range		Fiscal 2024 Targeted Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	62%	41%	62%
Fixed income funds and securities	31%	47%	31%	47%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	7%	10%

ASC 820 - Fair Value Measurement addresses fair value measurements and disclosures, defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. Refer to Note 20 "Fair Value of Financial Instruments and Risk Management" for a description of the primary valuation methodologies and classification used for assets measured at fair value.

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at January 3, 2025
United States plan assets
Investments measured at net asset value (a)	$54	$—	$—	$—
Total United States plan assets	$54	$—	$—	$—
International plan assets
Equities	$433	$—	$379	$54
Fixed income	564	—	564	—
Real estate	1	—	—	1
Cash and cash equivalents	39	39	—	—
Other	56	—	—	56
Investments measured at net asset value (a)	100	—	—	—
Total international plan assets	$1,193	$39	$943	$111
Total plan assets at January 3, 2025	$1,247	$39	$943	$111

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at December 29, 2023
United States plan assets
Investments measured at net asset value (a)	$53	$—	$—	$—
Total United States plan assets	$53	$—	$—	$—
International plan assets
Equities	$390	$—	$339	$51
Fixed income	597	—	597	—
Real estate	1	—	—	1
Cash and cash equivalents	83	83	—	—
Other	62	—	—	62
Investments measured at net asset value (a)	162	—	—	—
Total international plan assets	$1,295	$83	$936	$114
Total plan assets at December 29, 2023	$1,348	$83	$936	$114
(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 31, 2022	$113	$60	$—	$1	$52
Return on assets held at end of year	(6)	(4)	—	—	(2)
Purchases, sales and settlements, net	2	(8)	—	—	10
Foreign exchange impact	5	3	—	—	2
Balance as of December 29, 2023	$114	$51	$—	$1	$62
Return on assets held at end of year	6	8	—	—	(2)
Purchases, sales and settlements, net	(7)	(4)	—	—	(3)
Foreign exchange impact	(2)	(1)	—	—	(1)
Balance as of January 3, 2025	$111	$54	$—	$1	$56

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. The total amount of employer pension contributions paid in fiscal 2024 for our U.K. defined benefit pension plan is $61 million which includes an advance payment for approximately £17 million ($21 million at the current exchange rate). In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	Int’l
2025	$6	$68
2026	$6	$68
2027	$5	$70
2028	$5	$72
2029	$5	$74
Years 2030 - 2034	$21	$384

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $6 million and $13 million of mutual funds designated for a portion of our employee deferral plan included in other assets on our consolidated balance sheets at January 3, 2025 and December 29, 2023, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $74 million and $66 million as of January 3, 2025 and December 29, 2023, respectively, and are included in employee compensation and benefits in our consolidated balance sheets.

Note 11. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	January 3, 2025	December 29, 2023
Term Loan A	$1,006	$595
Term Loan B	993	501
Senior Notes	250	250
Revolver	345	505
Unamortized debt issuance costs and discounts	(25)	(19)
Total debt	2,569	1,832
Less: current portion	36	31
Total long-term debt, net of current portion	$2,533	$1,801

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

We entered into Amendment No.11 to our Credit Agreement on January 19, 2024. This amendment provided for an incremental Term Loan B facility in an aggregate principal amount of $1 billion and extended the Term Loan B maturity date to January 2031. We borrowed the full $1 billion principal amount available under this loan. We received $24 million in cash proceeds from this borrowing to pay accrued interest and financing fees, $501 million was applied to the outstanding principal under the Term Loan B facility and the remaining $475 million was applied to the outstanding principal under the Revolver. In addition, Amendment No. 11 reduced the interest rate margin applicable to Term Loan B. During fiscal 2024, $7 million in cash was paid on the outstanding Term Loan B principal.

We entered into Amendment No.12 to our Credit Agreement on February 7, 2024. This amendment consolidated all USD denominated Term Loans A including: Term A-1, Term A-2 and Term A-4 loan facilities under our Credit Agreement into the amended singular USD denominated Term A-1 loan facility and continued the GBP denominated Term A-3 loan facility outstanding at December 29, 2023. During fiscal 2024, $117 million in cash was paid on the outstanding Term Loan A principal and accrued interest and $20 million was applied to the Term Loan A principal using proceeds of a borrowing on our Revolver. Additionally, this amendment extended the maturity date of the $1 billion Revolver, amended Term A-1 loan facility and Term A-3 loan facility to February 2029.

We entered into Amendment No. 13 to our Credit Agreement on August 14, 2024. This amendment allowed for an incremental delayed draw Term A-2 loan in an aggregate principal amount up to $550 million, which remained available for 180 days to fund the acquisition of LinQuest, maturing August 2027. On August 30, 2024, we borrowed the entire $550 million available under the delayed draw Term A-2 loan upon closing of the LinQuest acquisition. Additionally, under Amendment No. 13, we refinanced outstanding principal amounts under the Company's existing Term B loan facility via a cashless roll into a new Term B loan facility to reduce the interest rate margin applicable to Term Loan B. The applicable interest rate per annum of the new Term B loan facility is term SOFR plus 2.00% (or base rate plus 1.00%) and the maturity date is January 2031. See Note 4. "Acquisition of LinQuest Corporation" to our consolidated financial statements for further discussion around the acquisition of LinQuest.

We had cash borrowings of $393 million and cash repayments of $98 million on our Revolver that occurred during fiscal 2024. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

(a)The reference rate for the Revolver and the U.S. dollar tranches of Term Loan A-1 is SOFR plus 10 bps Credit Spread Adjustment and the British pound sterling tranche of Term Loan A-3 is SONIA plus 12 bps Credit Spread Adjustment

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

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of January 3, 2025, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees
In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of January 3, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $466 million of bilateral and uncommitted lines of credit. As of January 3, 2025, with respect to our Revolver, we had $345 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $466 million of bilateral and uncommitted lines of credit, we utilized $284 million for letters of credit as of January 3, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $823 million as of January 3, 2025, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $84 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 12. Income Taxes

The United States and foreign components of income (loss) before income taxes and noncontrolling interests were as follows:

	Years ended,
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
United States	$102	$(465)	$138
Foreign:
United Kingdom	161	133	161
Australia	45	49	(103)
Middle East	61	45	16
Asia	100	48	18
Other	42	24	54
Subtotal	409	299	146
Total	$511	$(166)	$284

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Years ended,
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
Provision for income taxes	$(130)	$(95)	$(92)
Shareholders' equity, pension and post-retirement benefits	4	25	(4)
Shareholders' equity, changes in fair value of derivatives	—	3	(11)
Total income taxes	$(126)	$(67)	$(107)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year ended January 3, 2025
Federal	$(8)	$6	$(2)
Foreign	(95)	(10)	(105)
State and other	(25)	2	(23)
Provision for income taxes	$(128)	$(2)	$(130)
Year ended December 29, 2023
Federal	$—	$(3)	$(3)
Foreign	(65)	(14)	(79)
State and other	(17)	4	(13)
Provision for income taxes	$(82)	$(13)	$(95)
Year ended December 31, 2022
Federal	$(10)	$(7)	$(17)
Foreign	(36)	(26)	(62)
State and other	(9)	(4)	(13)
Provision for income taxes	$(55)	$(37)	$(92)

The components of our total foreign income tax provision were as follows:

	Years ended,
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
United Kingdom	$(37)	$(32)	$(29)
Australia	(19)	(13)	(13)
Middle East	(18)	(12)	(8)
Asia	(18)	(8)	(5)
Other	(13)	(14)	(7)
Foreign provision for income taxes	$(105)	$(79)	$(62)

Our effective tax rates on income from operations differed from the statutory U.S. federal income tax rate of 21% as a result of the following:

	Years ended,
	January 3,	December 29,	December 31,
	2025	2023	2022
U.S. statutory federal rate, expected (benefit) provision	21%	21%	21%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	2%	2%	1%
Noncontrolling interests and equity earnings	(2)%	(1)%	8%
State and local income taxes, net of federal benefit	3%	2%	2%
Other permanent differences, net	2%	5%	4%
Other non-deductible expenditures	2%	—%	2%
Change in federal and foreign valuation allowance	(2)%	(3)%	(2)%
Research and development credits, net of provision	(1)%	—%	(6)%
Release of previously reserved position	—%	(2)%	—%
U.K. statutory rate change	—%	—%	2%
Non-Deductible portion associated with legal settlement of legacy matter	—%	(11)%	—%
Non-Deductible portion of Charges associated with Convertible Notes	—%	(70)%	—%
Effective tax rate on income from operations	25%	(57)%	32%
The primary components of our deferred tax assets and liabilities were as follows:

	Years ended,
	January 3,	December 29,
Dollars in millions	2025	2023
Deferred tax assets:
Employee compensation and benefits	$63	$68
Foreign tax credit carryforwards	98	118
Loss carryforwards	69	77
Research and development and other credit carryforwards	49	64
Insurance accruals	8	8
Lease obligation and accrued liabilities	93	74
Contract liabilities	23	23
Capitalized research expenditures	73	37
Other	118	74
Total gross deferred tax assets	594	543
Valuation allowances	(142)	(148)
Net deferred tax assets	452	395
Deferred tax liabilities:
Right-of-use assets	(47)	(31)
Intangible amortization	(131)	(91)
Indefinite-lived intangible amortization	(98)	(91)
Other	(50)	(49)
Total gross deferred tax liabilities	(326)	(262)
Deferred income tax (liabilities) assets, net	$126	$133

The valuation allowance for deferred tax assets was $142 million and $148 million at January 3, 2025 and December 29, 2023, respectively. The net change in the total valuation allowance was a decrease of $6 million in fiscal 2024 and a decrease of $69 million in fiscal 2023. The change in fiscal 2024 was mainly driven by the additional utilization of previously valued foreign tax credits in the U.S. The change in fiscal 2023 was mainly driven by proposed net operating loss amendments on previously filed state income tax returns and the utilization of previously valued foreign tax credits in the U.S.

The valuation allowance balance at January 3, 2025 is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), income available from carryback years, projected future taxable income and tax-planning strategies in making this assessment.

Income related to the U.S. branches totaled $147 million, $94 million and $56 million for the fiscal years 2024, 2023, and 2022, respectively, and is included in the foreign component of income in the notes to our consolidated financial statements.

The total income (loss) related to the U.S., inclusive of branches and exclusive of charges associated with Convertible Notes and the legal settlement of a legacy matter in fiscal 2023, totaled $249 million, $267 million and $194 million for the fiscal years 2024, 2023, and 2022, respectively.

We concluded that future taxable income and the reversal of deferred tax liabilities were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets. The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal year 2025 through fiscal year 2029. We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate future taxable income of at least $295 million prior to their expiration whereas our ability to utilize other net deferred tax assets to generate future taxable income of at least $1,014 million. While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of January 3, 2025 was as follows:

Dollars in millions	Gross Deferred Asset (Liability), net	Valuation Allowance	Deferred Asset (Liability), net
United States	$292	$(113)	$179
United Kingdom	(76)	(1)	(77)
Australia	17	—	17
Canada	19	(18)	1
Asia	6	—	6
Other	10	(10)	—
Total	$268	$(142)	$126

At January 3, 2025, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	January 3, 2025	Expiration
Foreign tax credit carryforwards	$98	2025-2029
Foreign net operating loss carryforwards	$97	2025-2044
Foreign net operating loss carryforwards	$26	Indefinite
State net operating loss carryforwards	$809	Various
Research and development and other credit carryforwards	$49	2025-2044
We provide for taxes on accumulated and current E&P on certain foreign subsidiaries. As of January 3, 2025, the cumulative amount of permanently reinvested foreign earnings is $2.6 billion. These previously unremitted earnings have been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend. The tax effects of remitting earnings, if any, are recognized when we plan on remitting these earnings. We consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world.

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

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	2024	2023	2022
Balance at beginning of fiscal year	$74	$92	$89
Increases related to current year tax positions	3	2	8
Increases related to prior year tax positions	—	—	1
Decreases related to prior year tax positions	(4)	(2)	(2)
Increases related to tax positions from an acquisition	15	—	—
Settlements	—	(16)	—
Lapse of statute of limitations	(1)	(2)	(2)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	(2)	—	(2)
Balance at end of fiscal year	$85	$74	$92

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $71 million as of January 3, 2025. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. In the next twelve months, it is reasonably possible that our uncertain tax positions could change by approximately $25 million due to settlements with tax authorities and the expirations of statutes of limitations. The settlements of $16 million in fiscal 2023 are related to the release of a previously reserved IRS audit position based on developments associated with the ongoing IRS examination and appeals process for certain years.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $46 million and $40 million as of January 3, 2025 and December 29, 2023, respectively. During fiscal 2024, 2023 and 2022, we recognized net interest and penalty charges of $4 million, $3 million and $2 million, respectively, related to uncertain tax positions.

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

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss will be incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable loss or range of loss. In the event a loss is probable, but the probable loss is not reasonably estimable, we are required to make a statement that such an estimate cannot be made. We follow a thorough process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion, a reasonably possible loss or range of loss associated with any individual contingency cannot be estimated. See further discussion of material legal proceedings and ongoing litigation in Note 14. “U.S. Government Matters” below.

Employee Benefit Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of January 3, 2025, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $40 million, comprised of $17 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $20 million included in other liabilities all on our consolidated balance sheets. As of December 29, 2023, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $37 million, comprised of $18 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $16 million included in other liabilities all on our consolidated balance sheets.

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our GS business in the amounts of $41 million and $45 million as of January 3, 2025, and December 29, 2023, respectively, which are recorded in other liabilities on our consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. We are preparing a response. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of January 3, 2025.

Note 15. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 93% of our lease obligations at January 3, 2025. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The components of our operating lease costs for the years ended January 3, 2025, December 29, 2023 and December 31, 2022 were as follows:

	Years ended
	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
Operating lease cost	$63	$62	$61
Short-term lease cost	248	215	369
Total lease cost	$311	$277	$430

Operating lease cost includes operating lease ROU asset amortization of $48 million, $46 million and $47 million for the years ended January 3, 2025, December 29, 2023 and December 31, 2022, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $15 million, $16 million and $14 million for the years ended January 3, 2025, December 29, 2023 and December 31, 2022, respectively.

Total short-term lease commitments as of January 3, 2025 were approximately $225 million. Additional information related to leases was as follows:

	January 3,	December 29,	December 31,
Dollars in millions	2025	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$71	$65	$63
Financing cash flows from finance leases	$11	$11	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	$106	$60	$61
Right-of-use assets obtained in exchange for new finance lease liabilities	$3	$11	$13
Weighted-average remaining lease term - operating (in years)	6 years	6 years	7 years
Weighted-average remaining lease term - finance (in years)	2 years	2 years	2 years
Weighted-average discount rate - operating leases	6.4%	6.2%	6.0%
Weighted-average discount rate - finance leases	5.1%	4.2%	3.1%

The following is a maturity analysis of the future undiscounted cash flows associated with our lease liabilities as of January 3, 2025:

Dollars in millions	Operating Leases	Finance Leases
2025	$72	$10
2026	58	4
2027	53	2
2028	46	1
2029	41	—
Thereafter	76	—
Total future payments	346	17
Less imputed interest	(60)	(1)
Present value of future lease payments	286	16
Less current portion of lease obligations	(58)	(7)
Noncurrent portion of lease obligations	$228	$9

Note 16. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 31, 2022	$(352)	$(568)	$38	$(882)
Other comprehensive income (loss) adjustments before reclassifications	42	(77)	10	(25)
Amounts reclassified from AOCL	10	1	(19)	(8)
Net other comprehensive income (loss)	52	(76)	(9)	(33)
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	(20)	(15)	22	(13)
Amounts reclassified from AOCL	—	4	(22)	(18)
Net other comprehensive income (loss)	(20)	(11)	—	(31)
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)

Reclassifications out of AOCL, net of tax, by component

	Years ended
Dollars in millions	January 3, 2025	December 29, 2023	Affected line item on the Consolidated Statements of Operations
Accumulated foreign currency adjustments
Reclassification of foreign currency adjustments	$—	$(10)	Net income attributable to noncontrolling interests and Gain (loss) on disposition of assets and investments
Tax benefit	—	—	Provision for income taxes
Net accumulated foreign currency	$—	$(10)

Accumulated pension liability adjustments
Amortization of prior service cost	$(1)	$(1)	See (a) below
Recognized actuarial loss	(4)	(1)	See (a) below
Tax benefit	1	1	Provision for income taxes
Net pension and post-retirement benefits	$(4)	$(1)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$28	$24	Interest Expense
Tax benefit	(6)	(5)	Provision for income taxes
Net changes in fair value of derivatives	$22	$19	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 10. “Retirement Benefits” to our consolidated financial statements for further discussion.

Note 17. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. As of January 3, 2025, $296 million remained available for repurchase under this authorization. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

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

The table below presents information on our annual share repurchases activity under these programs:

	Year Ended January 3, 2025
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	3,316,026	$61.51	$204
Withhold to cover shares	227,616	59.64	14
Total	3,543,642	$61.39	$218

	Year Ended December 29, 2023
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	2,222,293	$56.23	$125
Withhold to cover shares	240,098	54.22	13
Total	2,462,391	$56.03	$138

Note 18. Share-based Compensation and Incentive Plans

KBR Stock Plan

In November 2006, KBR established the KBR Stock Plan, which provides for the grant of any or all of the following types of share-based compensation listed below:

•stock options, including incentive stock options and nonqualified stock options;
•stock appreciation rights, in tandem with stock options or freestanding;
•restricted stock;
•restricted stock units;
•cash performance awards; and
•stock value equivalent awards.

In May 2012, the KBR Stock Plan was amended to add 2 million shares of our common stock available for issuance under the KBR Stock Plan and increase certain sub-limits and in May 2016, the KBR Stock Plan was further amended to add 4.4 million shares of our common stock available for issuance under the KBR Stock Plan.

In May 2021, the KBR Stock Plan was amended to add 7.0 million shares of our common stock available for issuance under the KBR Stock Plan. Additionally, this amendment increased the sublimit under the Stock Plan in the form of restricted stock awards, restricted stock unit awards, stock value equivalent awards or pursuant to performance awards denominated in common stock by 7.0 million. Under the terms of the KBR Stock Plan, 23.4 million shares of common stock have been reserved for issuance to employees and non-employee directors. The plan specifies that no more than 16.9 million shares can be awarded as restricted stock, restricted stock units, stock value equivalents or pursuant to performance awards denominated in common stock.

At January 3, 2025, approximately 10.4 million shares were available for future grants under the KBR Stock Plan, of which approximately 7.1 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The fair value of options at the date of grant were estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield was based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate was based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in fiscal 2024, 2023 or 2022.

As of January 3, 2025, there were 33,203 options outstanding and exercisable with a weighted average exercise price of $15.90. All remaining outstanding and exercisable options expire by the end of fiscal 2025. During fiscal 2024, 100,853 options were exercised with a weighted average exercise price of $19.67. As of January 3, 2025, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. There was no stock option compensation expense in fiscal 2024, 2023 and 2022.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during fiscal 2024 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at December 29, 2023	680,780	$46.04
Granted	299,625	59.78
Vested	(374,913)	43.56
Forfeited	(77,763)	53.84
Nonvested shares at January 3, 2025	527,729	$54.46

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during fiscal 2024, 2023 and 2022 was $59.78, $56.09 and $47.94, respectively. Restricted stock compensation expense was $15 million in each of fiscal 2024, 2023 and 2022. Total income tax benefit recognized in net income for share-based compensation arrangements during each of fiscal 2024, 2023 and 2022 was $3 million. As of January 3, 2025, there was $15 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.84 years. The total fair value of restricted shares vested was $23 million in fiscal 2024, $21 million in fiscal 2023 and $31 million in fiscal 2022 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $16 million in fiscal 2024, $14 million in fiscal 2023 and $15 million in fiscal 2022 based on the weighted-average fair value on the date of grant.

Performance-Based Stock Awards

Under the KBR Stock Plan, a portion of the Long-term Performance Cash and Stock Awards is settled in KBR shares. These awards vest and shares are issued at the end of a three-year period. The ultimate number of shares issued could range from 0% to 200% of the original shares granted depending upon KBR's performance in relation to the Total Shareholder Return ("TSR") performance objective. Stock compensation expense for these awards was $6 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. In fiscal 2024, 278,178 shares vested related to our performance-based stock awards. As of January 3, 2025, there was $5 million of unrecognized compensation cost related to KBR's non-vested performance-based stock awards.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in fiscal 2024, 2023 and 2022, performance is based 50% on average TSR, as compared to the average TSR of KBR’s peers, and 50% on KBR’s Book-to-Bill for 2024, 2023 and 2022. In accordance with the provisions of ASC 718 - Compensation-Stock Compensation, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The Book-to-Bill calculation for 2024, 2023 and 2022 is based on the Company's Book-to-Bill earned at a target level averaged over a three year period. The

Book-to-Bill portion of the Cash Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in fiscal 2024, we granted 20 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2024 to December 31, 2026. In fiscal 2023, we granted 19 million Cash Performance Awards with a three-year performance period from January 1, 2023 to December 31, 2025. In fiscal 2022, we granted 16 million Cash Performance Awards with a three-year performance period from January 1, 2022 to December 31, 2024. Cash Performance Awards forfeited, net of previous plan payout, totaled 7 million units, 5 million units and 2 million units during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. At January 3, 2025, the outstanding balance for Cash Performance Awards is 45 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For fiscal 2024, fiscal 2023 and fiscal 2022, we recognized $16 million, $21 million and $20 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of services and general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $17 million recorded within accrued salaries, wages and benefits and $16 million recorded within employee compensation and benefits on our consolidated balance sheets as of January 3, 2025. The liability for Cash Performance Awards includes $20 million recorded within accrued salaries, wages and benefits and $19 million recorded within employee compensation and benefits on our consolidated balance sheets as of December 29, 2023.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. In fiscal 2024, employees who participated in the ESPP received a 6% discount on the stock price at the end of each period. In fiscal 2025, employees who participate in the ESPP will receive a 7% discount on the stock price at the end of each period. During fiscal 2024 and fiscal 2023, our employees purchased approximately 156,000 and 119,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account.

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Years ended,
	January 3,	December 29,	December 31,
Shares in millions	2025	2023	2022
Net income (loss) attributable to KBR:
Net Income (loss) attributable to KBR	$375	$(265)	$190
Less earnings allocable to participating securities	(1)	—	(1)
Basic net income (loss) attributable to KBR	$374	$(265)	$189
Reversal of Convertible Debt interest expense	—	—	7
Diluted net income (loss) attributable to KBR	$374	$(265)	$196

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	134	135	139
Convertible Debt	—	—	14
Warrants	—	—	3
Diluted weighted average common shares outstanding	134	135	156

Net income (loss) attributable to KBR per share:
Basic	$2.79	$(1.96)	$1.36
Diluted	$2.79	$(1.96)	$1.26

For the year ended January 3, 2025, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.2 million related to our stock options and restricted stock awards.

Due to our net loss position for the year ended December 29, 2023, our basic net loss attributable to KBR per share and diluted net loss attributable to KBR per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded. For the year ended December 29, 2023, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 4.0 million related to the convertible notes that we repurchased and settled in fiscal 2023, 10.2 million related to the outstanding warrants that were terminated in fiscal 2023 (the "Warrant Transactions") and 1.4 million related to our stock options and restricted stock awards. For the year ended December 31, 2022, the diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 11.2 million related to the Warrant Transactions and 0.5 million related to our stock options and restricted stock awards.

Shares of common stock

Shares in millions	Shares
Balance at December 31, 2022	180.8
Common stock issued	0.9
Balance at December 29 2023	181.7
Common stock issued	0.8
Balance at January 3, 2025	182.5

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 31, 2022	44.3	$1,143
Treasury stock acquired, net of ESPP shares issued	2.3	136
Balance at December 29, 2023	46.6	1,279
Treasury stock acquired, net of ESPP shares issued	3.4	215
Balance at January 3, 2025	50.0	$1,494

Dividends

We declared dividends totaling $80 million and $73 million in fiscal 2024 and fiscal 2023, respectively. On February 20, 2025, the Board of Directors declared a dividend of $0.165 per share, which will be paid on April 15, 2025.

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

		January 3, 2025		December 29, 2023
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$1,006	$1,006	$595	$595
Term Loan B	Level 2	993	996	501	503
Senior Notes	Level 2	250	240	250	231
Revolver	Level 2	345	345	505	505
Derivative Liability - Warrants	Level 2	—	—	33	33

The carrying value of the debt instruments listed above exclude debt issuance costs for the respective instrument. See Note 11 "Debt and Other Credit Facilities" for the debt issuance costs of our debt instruments and further discussion of our term loans, Senior Notes and Revolver. We paid the final outstanding derivative liability on the Warrant Transactions at December 29, 2023 of $33 million in fiscal 2024.

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

As of January 3, 2025, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $38 million, all of which had durations of 30 days or less. The fair value of our balance sheet hedges are included in other current assets, other assets and other liabilities on our consolidated balance sheets at January 3, 2025, and December 29, 2023. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Years ended
	January 3,	December 29,
Dollars in millions	2025	2023
Balance Sheet Hedges - Fair Value	$—	$—
Balance Sheet Position - Remeasurement	(3)	(6)
Net	$(3)	$(6)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During fiscal 2024, we entered into additional interest rate swap agreements to term SOFR, which became effective September 30, 2024. Our portfolio of interest rate swaps consists of the following:

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at January 3, 2025	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£110	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at January 3, 2025 was a $37 million net asset, of which $19 million is included in other current assets and $18 million is included in other assets. The unrealized net gains on these interest rate swaps was $37 million and is included in AOCL as of January 3, 2025. The fair value of the interest rate swaps at December 29, 2023 was a $36 million net asset, of which $24 million is included in other current assets, $18 million is included in other assets and $6 million is included in other liabilities. The unrealized net gains on these interest rate swaps was $36 million and is included in AOCL as of December 29, 2023.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During fiscal 2024, we derecognized $3,117 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $3,073 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Years ended
Dollars in millions	January 3, 2025	December 29, 2023
Beginning balance	$135	$134
Sale of receivables	3,117	3,077
Settlement of receivables	(3,127)	(3,076)
Cash collected, not yet remitted	(19)	—
Outstanding balances sold to financial institutions	$106	$135

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $126 million at January 3, 2025. The carrying value of our investment in Mura was $128 million at December 29, 2023.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2025 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2025. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of January 3, 2025.

As disclosed in Note 4. "Acquisition of LinQuest Corporation" to our consolidated financial statements, we acquired LinQuest Corporation during fiscal year 2024. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired businesses, we excluded this acquisition from the scope of our annual report on internal controls over financial reporting for the year ended January 3, 2025. This acquisition comprised approximately $141 million of our consolidated total assets as of January 3, 2025 and $181 million of our consolidated revenues for the year ended January 3, 2025. We are in the process of integrating this business into our overall internal controls over financial reporting and plan to include them in our scope for the year ended January 2, 2026.

The effectiveness of our internal control over financial reporting as of January 3, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended January 3, 2025.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2025 and December 29, 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired LinQuest Corporation during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2025, LinQuest Corporation’s internal control over financial reporting associated with total assets of $141 million and total revenues of $181 million included in the consolidated financial statements of the Company as of and for the year ended January 3, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LinQuest Corporation.
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

/s/ KPMG LLP
Houston, Texas
February 25, 2025

Item 9B. Other Information

During the three months ended January 3, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2025 Annual Meeting of Stockholders.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of securities of the Company by directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that our directors, officers and employees are prohibited from trading in such securities while in possession of material nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Policy on Trading in Company Securities filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended January 3, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2025 Annual Meeting of Stockholders, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report or incorporated by reference:
1.
The consolidated financial statements of KBR listed on page 62 of this annual report on Form 10-K. (The report of KBR Inc.'s independent registered public accounting firm (PCAOB ID: 185) with respect to the above referenced financial statements are included in Item 8 and Item 9A of this Form 10-K. Their consent appears as Exhibit 23 of this Form 10-K.

2.	The exhibits of KBR listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed June 7, 2012; File No. 001-33146)

3.2	Amended and Restated Bylaws of KBR, Inc., effective as of October 16, 2024 (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed October 17, 2024: File No. 001-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

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

10.21+
KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.27 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2019; File No. 001-33146)

10.22+	KBR Non-Employee Directors Elective Deferral Plan (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed December 17, 2013; File No. 001-33146)

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

10.25+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed August 29, 2008; File No. 001-33146)

10.26+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 001-33146)

10.27+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 9, 2014; File No. 001-33146)

10.28+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 001-33146)

10.29+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed December 13, 2016; File No. 001-33146)

10.30+
KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.31+
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

10.33+
KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.56 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.34+
First Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.57 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.35+
Second Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.58 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.36+
Third Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.42 to KBR's annual report on Form 10-K for the period ended December 29, 2023 filed on February 20, 2024; File No. 001-33146)

10.37+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.38+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.39+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.40+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.41+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.42+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2022; File No. 001-33146)

10.43+
First Amendment to KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.61 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.44+
First Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.62 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.45+
First Amendment to KBR Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.63 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.46+
Second Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.47+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.48+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.49+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.50+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.51+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.52+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.53+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.54+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.55+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.56+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.57+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.58+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

*19.1	KBR, Inc. Policy on Trading in Company Securities

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
KBR, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to KBR's annual report on Form 10-K for the period ended December 29, 2023 filed on February 20, 2024 ; File No. 001-33146)

***101
The following materials from KBR annual report on Form 10-K for the period ended January 3, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
Dated: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart J. B. Bradie	Principal Executive Officer,
Stuart J. B. Bradie	President, Chief Executive Officer and Director

/s/ Mark W. Sopp	Principal Financial Officer,
Mark W. Sopp	Executive Vice President and Chief Financial Officer

/s/ Alison G. Vasquez	Principal Accounting Officer,
Alison G. Vasquez	Senior Vice President and Chief Accounting Officer

/s/ Joseph Dominguez	Director
Joseph Dominguez

/s/ Lynn A. Dugle	Director
Lynn A. Dugle

/s/ Nchacha E. Etta	Director
Nchacha E. Etta

/s/ Lester L. Lyles	Director
Lester L. Lyles

/s/ John A. Manzoni	Director
John A. Manzoni

/s/ Wendy M. Masiello	Director
Wendy M. Masiello

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Carlos A. Sabater	Director
Carlos A. Sabater
Dated: February 25, 2025