Form 10-Q
period 2025-04-04
KBR, INC.
filed 2025-05-06
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2025
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

As of April 23, 2025, there were 129,736,073 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
Aspire Defence	Aspire Defence Limited
ASU	Accounting Standards Update
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoD	Department of Defense
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FKTC	First Kuwaiti Trading Company
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MTS	Mission Technology Solutions
MoD	Ministry of Defence
NASA	National Aeronautics and Space Administration
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024

Revenues	$2,055	$1,818
Cost of revenues	(1,757)	(1,570)
Gross profit	298	248
Equity in earnings of unconsolidated affiliates	42	30
Selling, general and administrative expenses	(145)	(121)
Other	—	9
Operating income	195	166
Interest expense	(41)	(31)
Other non-operating income (expense)	3	(6)
Income before income taxes	157	129
Provision for income taxes	(42)	(35)
Net income	115	94
Less: Net income (loss) attributable to noncontrolling interests	(1)	1
Net income attributable to KBR	$116	$93
Net income attributable to KBR per share
Basic	$0.88	$0.69
Diluted	$0.88	$0.69
Basic weighted average common shares outstanding	132	135
Diluted weighted average common shares outstanding	132	135
Cash dividends declared per share	$0.165	$0.150
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024
Net income	$115	$94
Other comprehensive income (loss):
Foreign currency translation adjustments	29	(8)
Pension and post-retirement benefits	1	2
Changes in fair value of derivatives	(18)	11
Other comprehensive income	12	5
Income tax (expense) benefit:
Changes in fair value of derivatives	4	(2)
Income tax (expense) benefit	4	(2)
Other comprehensive income, net of tax	16	3
Comprehensive income	131	97
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	1
Comprehensive income attributable to KBR	$132	$96
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	April 4,	January 3,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$442	$350
Accounts receivable, net of allowance for credit losses of $8 and $9, respectively	1,150	1,071
Contract assets	280	273
Other current assets	185	179
Total current assets	2,057	1,873
Pension Assets	96	82
Property, plant, and equipment, net of accumulated depreciation of $491 and $474 (including net PPE of $64 and $57 owned by a variable interest entity), respectively	294	289
Operating lease right-of-use assets	194	203
Goodwill	2,643	2,630
Intangible assets, net of accumulated amortization of $448 and $427, respectively	753	763
Equity in and advances to unconsolidated affiliates	178	192
Deferred income taxes	196	209
Other assets	436	422
Total assets	$6,847	$6,663
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$792	$777
Contract liabilities	333	336
Accrued salaries, wages and benefits	369	353
Current maturities of long-term debt	39	36
Other current liabilities	324	280
Total current liabilities	1,857	1,782
Employee compensation and benefits	118	135
Income tax payable	124	122
Deferred income taxes	83	83
Long-term debt	2,705	2,533
Operating lease liabilities	219	228
Other liabilities	311	313
Total liabilities	5,417	5,196
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,787,698 and 182,469,230 shares issued, and 129,735,945 and 132,435,609 shares outstanding, respectively	—	—
PIC	2,534	2,526
Retained earnings	1,461	1,367
Treasury stock, 53,051,753 shares and 50,033,621 shares, at cost, respectively	(1,648)	(1,494)
AOCL	(930)	(946)
Total KBR shareholders’ equity	1,417	1,453
Noncontrolling interests	13	14
Total shareholders’ equity	1,430	1,467
Total liabilities and shareholders’ equity	$6,847	$6,663

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(22)	—	(22)	—	—	—
Repurchases of common stock	(156)	—	—	(156)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Other	(1)	—	—	(1)	—	—
Net income (loss)	115	—	116	—	—	(1)
Other comprehensive income, net of tax	16	—	—	—	16	—
Balance at April 4, 2025	$1,430	$2,534	$1,461	$(1,648)	$(930)	$13

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	6	6	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.150/share)	(20)	—	(20)	—	—	—
Repurchases of common stock	(61)	—	—	(61)	—	—
Issuance of ESPP shares	4	2	—	2	—	—
Other	(2)	—	—	(1)	—	(1)
Net income	94	—	93	—	—	1
Other comprehensive income, net of tax	3	—	—	—	3	—
Balance at March 29, 2024	$1,419	$2,514	$1,145	$(1,339)	$(912)	$11
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024
Cash flows from operating activities:
Net income	$115	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	36
Equity in earnings of unconsolidated affiliates	(42)	(30)
Deferred income tax	13	11
Other	(2)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(72)	(30)
Contract assets	(5)	(26)
Accounts payable	5	78
Contract liabilities	(5)	(8)
Accrued salaries, wages and benefits	20	(35)
Payments on operating lease obligation	(19)	(16)
Payments from unconsolidated affiliates, net	4	—
Distributions of earnings from unconsolidated affiliates	88	43
Pension funding	—	(7)
Other assets and liabilities	(43)	(11)
Total cash flows provided by operating activities	$98	$91
Cash flows from investing activities:
Purchases of property, plant and equipment	$(9)	$(25)
Proceeds from sale of assets or investments	—	6
Return of equity method investments, net	—	29
Other	—	1
Total cash flows (used in) provided by investing activities	$(9)	$11
Cash flows from financing activities:
Borrowings on long-term debt	$—	$24
Borrowings on Revolver	275	93
Payments on short-term and long-term debt	(9)	(75)
Payments on Revolver	(95)	—
Payments of dividends to shareholders	(20)	(18)
Payments to repurchase common stock	(156)	(61)
Payments on settlement of warrants	—	(33)
Debt issuance costs	—	(16)
Other	(1)	(5)
Total cash flows used in financing activities	$(6)	$(91)
Effect of exchange rate changes on cash	9	(1)
Increase in cash and cash equivalents	92	10
Cash and cash equivalents at beginning of period	350	304
Cash and cash equivalents at end of period	$442	$314
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$22	$20

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2024 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of April 4, 2025, the results of our operations for the three months ended April 4, 2025 and March 29, 2024, respectively, and our cash flows for the three months ended April 4, 2025 and March 29, 2024, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2024 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform with current period presentation. The Company's fiscal year ends on the Friday closest to December 31. The three months ended April 4, 2025 and March 29, 2024 each contained 91 days.

We have evaluated all events and transactions occurring after the balance sheet date but before the condensed consolidated financial statements were issued and have included the appropriate disclosures.
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

Note 2. Business Segment Information

We provide a wide range of professional services, and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. To streamline and optimize our processes, we realigned our segments effective as of fiscal 2025. As part of this realignment, our Government Solutions reportable segment has been renamed Mission Technology Solutions while Sustainable Technology Solutions has retained its name. The international business contained within Government Solutions has been integrated into both Mission Technology Solutions and Sustainable Technology Solutions. All information in this Quarterly Report on Form 10-Q is presented in accordance with the realigned reportable segments and all prior period information was recast to reflect the realigned reportable segments. We are organized into two core business segments, Mission Technology Solutions and Sustainable Technology Solutions and one non-core business segment as described below:

Mission Technology Solutions. Our Mission Technology Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. Included in Mission Technology Solutions is the business of LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired on August 30, 2024 that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced artificial intelligence, machine learning capabilities and digital engineering. See Note 16 "Acquisitions" to our condensed consolidated financial statements for additional information on this acquisition.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 85 innovative, proprietary, sustainability-focused process technologies that reduce emissions, increase efficiency and/or accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on energy security, broad-based emission solutions, high-end engineering, infrastructure, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment.

Corporate. Our non-core segment includes corporate expenses and selling, general and administrative expenses not allocated to the business segments above.
In its operation of our business, our management, including our chief operating decision maker ("CODM"), evaluates the performance of our business segments based on operating income. Our CODM, who is our chief executive officer, utilizes operating income to evaluate segment results and is a factor considered in determining capital allocation among the segments. Our CODM analyzes selected segment balance sheet information for our business segments and for the Company as a whole. Information on each of our business segments and reconciliation to Net income attributable to KBR within our condensed consolidated statements of operations is presented in the tables below.

Operations by Reportable Segment

	Three months ended April 4, 2025
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Corporate	Total
Revenues	$1,505	$550	$—	$2,055
Cost of revenues	(1,320)	(437)	—	(1,757)
Gross profit	185	113	—	298
Equity in earnings of unconsolidated affiliates	7	35	—	42
Selling, general and administrative expenses	(78)	(30)	(37)	(145)
Other	—	1	(1)	—
Operating income (loss)	114	119	(38)	195
Interest expense	—	—	(41)	(41)
Other non-operating income (expense)	(1)	—	4	3
Income (loss) before income taxes	113	119	(75)	157
Provision for income taxes	—	—	(42)	(42)
Net income (loss)	113	119	(117)	115
Less: Net income (loss) attributable to noncontrolling interests	(2)	1	—	(1)
Net income (loss) attributable to KBR	$115	$118	$(117)	$116
Supplemental disclosures:
Depreciation and amortization	$29	$6	$6	$41
Purchases of property, plant and equipment	$(7)	$—	$(2)	$(9)
Total Assets as of April 4, 2025	$4,667	$1,194	$986	$6,847

	Three months ended March 29, 2024
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Corporate	Total
Revenues	$1,325	$493	$—	$1,818
Cost of revenues	(1,167)	(403)	—	(1,570)
Gross profit	158	90	—	248
Equity in earnings of unconsolidated affiliates	5	25	—	30
Selling, general and administrative expenses	(63)	(21)	(37)	(121)
Other	6	—	3	9
Operating income (loss)	106	94	(34)	166
Interest expense	—	—	(31)	(31)
Other non-operating income (expense)	1	1	(8)	(6)
Income before income taxes	107	95	(73)	129
Provision for income taxes	—	—	(35)	(35)
Net income (loss)	107	95	(108)	94
Less: Net income attributable to noncontrolling interests	—	1	—	1
Net income (loss) attributable to KBR	$107	$94	$(108)	$93
Supplemental disclosures:
Depreciation and amortization	$24	$6	$6	$36
Purchases of property, plant and equipment	$(20)	$(2)	$(3)	$(25)
Total assets as of January 3, 2025	$4,534	$1,182	$947	$6,663

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, customer type, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended
	April 4,	March 29,
Dollars in millions	2025	2024
Mission Technology Solutions
Science & Space	$296	$298
Defense & Intel	819	671
Readiness & Sustainment	390	356
Total Mission Technology Solutions	1,505	1,325

Sustainable Technology Solutions	550	493

Total revenue	$2,055	$1,818

Revenue by customer type was as follows:

	Three Months Ended April 4, 2025
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total
U.S. Government Defense and Intelligence Clients	$943	$—	$943
U.S. Government Federal Civilian Clients	281	—	281
International Government Clients	219	—	219
Commercial and Infrastructure Clients	62	550	612
Total revenue	$1,505	$550	$2,055

	Three Months Ended March 29, 2024
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total
U.S. Government Defense and Intelligence Clients	$758	$—	$758
U.S. Government Federal Civilian Clients	280	—	280
International Government Clients	221	—	221
Commercial and Infrastructure Clients	66	493	559
Total revenue	$1,325	$493	$1,818

Revenue by geographic destination was as follows:

	Three Months Ended April 4, 2025
Total by Countries/Regions Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total
United States	$1,013	$133	$1,146
Europe	380	77	457
Middle East	26	152	178
Australia	50	82	132
Africa	18	33	51
Asia	3	41	44
Other countries	15	32	47
Total revenue	$1,505	$550	$2,055

	Three Months Ended March 29, 2024
Total by Countries/Regions Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total
United States	$818	$127	$945
Europe	396	72	468
Middle East	30	135	165
Australia	47	74	121
Africa	17	33	50
Asia	4	27	31
Other countries	13	25	38
Total revenue	$1,325	$493	$1,818

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended April 4, 2025
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$891	$—	$891
Time-and-Materials	251	340	591
Fixed Price	363	210	573
Total revenue	$1,505	$550	$2,055

	Three Months Ended March 29, 2024
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$844	$—	$844
Time-and-Materials	199	309	508
Fixed Price	282	184	466
Total revenue	$1,325	$493	$1,818

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved.

On April 4, 2025, we had $13.8 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 40% of our remaining performance obligations as revenue within one year, 37% in years two through five and 23% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of April 4, 2025.

We recognized revenue of $151 million and $174 million for the three months ended April 4, 2025 and March 29, 2024, respectively, which was previously included in the contract liability balance at the beginning of each period.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We generally realize both lower and higher than expected margins on projects in any given period. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. During the three months ended April 4, 2025 we recognized a favorable change in operating income of $21 million as a result of changes in estimates on an LNG project.

Accounts Receivable

	April 4,	January 3,
Dollars in millions	2025	2025
Unbilled	$590	$525
Trade & other	560	546
Accounts receivable	$1,150	$1,071

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

The components of our cash and cash equivalents balance are as follows:

	April 4, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$234	$56	$290
Short-term investments (c)	11	14	25
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	118	9	127
Total	$363	$79	$442

	January 3, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$199	$14	$213
Short-term investments (c)	8	10	18
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	110	9	119
Total	$317	$33	$350

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly-owned captive insurance company of $12 million as of April 4, 2025 and January 3, 2025 which is generally not available to KBR to utilize to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $86 million and $83 million as of April 4, 2025 and January 3, 2025, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

	Three Months Ended
	April 4,	March 29,
Dollars in millions	2025	2024
Amounts included in project estimates-at-completion at beginning of fiscal year	$104	$74
Net increase in project estimates	57	41
Ending balance of amounts included in project estimates-at-completion	$161	$115
Amounts recognized over time based on progress	$114	$81

The balance as of April 4, 2025 relates to estimated recoveries of claims associated with certain U.S. government projects in our Mission Technology Solutions segment.

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs. The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three Months Ended	Year ended
	April 4,	January 3,
	2025	2025
Dollars in millions
Beginning balance	$192	$206
Equity in earnings of unconsolidated affiliates	42	107
Distributions of earnings of unconsolidated affiliates (a)	(49)	(202)
Payments from unconsolidated affiliates, net	(4)	(9)
Return of equity method investments, net (b)	—	(36)
Foreign currency translation adjustments	2	(2)
Other (c)	(5)	128
Ending balance	$178	$192

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows. During the year ended January 3, 2025, a joint venture within our STS segment declared a distribution of earnings of $39 million that was not received by KBR until the three months ended April 4, 2025.
(b)During the year ended January 3, 2025, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund.
(c)During the year ended January 3, 2025, Other included the reclassification of the net liability position of $128 million related to joint ventures within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For both the three months ended April 4, 2025 and March 29, 2024, our revenues included $173 million related to the services we provided primarily to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of April 4, 2025, and January 3, 2025 are as follows:

	April 4,	January 3,
Dollars in millions	2025	2025
Accounts receivable, net of allowance for credit losses	$91	$96
Contract liabilities	$72	$68

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three months ended April 4, 2025 and March 29, 2024, respectively, were as follows:

	Three Months Ended
	April 4,	March 29,
Dollars in millions	2025	2024
Components of net periodic pension benefit
Interest cost	$15	$15
Expected return on plan assets	(26)	(28)
Recognized actuarial loss	1	1
Net periodic pension benefit	$(10)	$(12)

In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	April 4, 2025	January 3, 2025
Term Loan A	$1,003	$1,006
Term Loan B	990	993
Senior Notes	250	250
Revolver	525	345
Unamortized debt issuance costs and discounts	(24)	(25)
Total debt	2,744	2,569
Less: current portion	39	36
Total long-term debt, net of current portion	$2,705	$2,533

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

We had cash borrowings of $275 million on our Revolver that occurred during the three months ended April 4, 2025. We had cash repayments of $95 million on our Revolver, $6 million on our Term Loan A and $3 million on our Term Loan B that occurred during the three months ended April 4, 2025. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

The applicable interest rate per annum of the Term B loan facility is term SOFR plus 2.00% (or base rate plus 1.00%). The details of the applicable margins and commitment fees under the Revolver, Term Loan A-1 and Term Loan A-3 are based on our consolidated net leverage ratio as follows:

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
(a)The reference rate for Term Loan A-2 is SOFR.

Both Term Loan A-1 and Term Loan A-3 provide for quarterly principal payments of 0.625% of the aggregate principal amount, increasing to 1.25% starting with the quarter ending April 3, 2026. Term Loan A-2 provides for quarterly principal payments of 0.625% of the aggregate principal amount and Term Loan B provides for quarterly principal payments of $3 million. Each of Term Loan A-1, Term Loan A-3 and the Revolver matures in February 2029, Term Loan A-2 matures in August 2027 and Term Loan B matures in January 2031.

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of April 4, 2025, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of April 4, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $490 million of bilateral and uncommitted lines of credit. As of April 4, 2025, with respect to our Revolver, we had $525 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $490 million of bilateral and uncommitted lines of credit, we had utilized $279 million for letters of credit as of April 4, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $672 million as of April 4, 2025, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $84 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 27% for both the three months ended April 4, 2025 and March 29, 2024. The effective tax rate for the three months ended April 4, 2025 and March 29, 2024 as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

The valuation allowance for deferred tax assets as of April 4, 2025 and January 3, 2025 was $141 million and $142 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $162 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $943 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of April 4, 2025 and January 3, 2025 was $85 million.

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

Note 11. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoD, NASA, Department of State and other agencies within the Intelligence Community. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, which is responsible for the administration of the majority of our contracts. The scope of these audits includes, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe any completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows. The U.S. government also retains the right to pursue various remedies under any of these contracts which could result in challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government.

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our MTS business in the amounts of $45 million as of April 4, 2025 and $41 million as of January 3, 2025, which are recorded in other liabilities on our condensed consolidated balance sheets.

Legacy U.S. Government Matters

Between 2002 and 2011, we provided significant support to the U.S. Army and other U.S. government agencies in support of the war in Iraq under the LogCAP III contract. We have been closing out the LogCAP III contract since 2011, and we expect the contract closeout process to continue for at least another year. As a result of our work under LogCAP III, there are claims and disputes pending between us and the U.S. government that need to be resolved in order to close the contract. The contract closeout process includes administratively closing the individual task orders issued under the contract. We continue to work with the U.S. government to resolve the issues to close the remaining task orders, which includes ongoing litigation of third-party vendor disputes. We also have matters related to ongoing litigation or investigations involving U.S. government contracts. We anticipate billing vendor resolution and vendor litigation costs as we resolve the open matters in the future.

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. We are preparing a response. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of April 4, 2025.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)
Other comprehensive income (loss) adjustments before reclassifications	29	—	(10)	19
Amounts reclassified from AOCL	—	1	(4)	(3)
Net other comprehensive income (loss)	29	1	(14)	16
Balance at April 4, 2025	$(291)	$(654)	$15	$(930)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	(8)	1	14	7
Amounts reclassified from AOCL	—	1	(5)	(4)
Net other comprehensive income (loss)	(8)	2	9	3
Balance at March 29, 2024	$(308)	$(642)	$38	$(912)

Reclassifications out of AOCL, net of tax, by component

	Three Months Ended
	April 4,	March 29,	Affected line item on the Condensed Consolidated Statements of Operations
Dollars in millions	2025	2024
Accumulated pension liability adjustments
Recognized actuarial loss	$(1)	$(1)	See (a) below
Net pension and post-retirement benefits	$(1)	$(1)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$5	$7	Interest Expense
Tax expense	(1)	(2)	Provision for income taxes
Net changes in fair value of derivatives	$4	$5	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 7 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of April 4, 2025, $600 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended
	April 4, 2025
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	3,009,087	$49.83	$150
Withhold to cover shares	113,683	48.97	6
Total	3,122,770	$49.80	$156

	Three Months Ended
	March 29, 2024
	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	826,797	$60.45	$50
Withhold to cover shares	189,942	59.14	11
Total	1,016,739	$60.21	$61

Note 14. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method for all other instruments.

A summary of the basic and diluted net income per share calculations is as follows:

	Three Months Ended
	April 4,	March 29,
Shares in millions	2025	2024
Net income attributable to KBR:
Net income attributable to KBR	$116	$93
Basic net income attributable to KBR	$116	$93
Diluted net income attributable to KBR	$116	$93

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	132	135
Diluted weighted average common shares outstanding	132	135

Net income attributable to KBR per share:
Basic	$0.88	$0.69
Diluted	$0.88	$0.69

The diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares related to our stock options and restricted stock awards because their inclusion would have been anti-dilutive: 0.2 million for the three months ended April 4, 2025 and 0.3 million for the three months ended March 29, 2024.

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

		April 4, 2025		January 3, 2025
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$1,003	$1,003	$1,006	$1,006
Term Loan B	Level 2	990	989	993	996
Senior Notes	Level 2	250	238	250	240
Revolver	Level 2	525	525	345	345

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

As of April 4, 2025, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $50 million, all of which had durations of 33 days or less. The fair value of our balance sheet hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at April 4, 2025, and January 3, 2025. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges and remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in other non-operating income (expense) on our condensed consolidated statements of operations.

	Three Months Ended
	April 4,	March 29,
Dollars in millions	2025	2024
Balance Sheet Hedges - Fair Value	$(2)	$(1)
Balance Sheet Position - Remeasurement	(1)	1
Net gain (loss)	$(3)	$—

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended April 4, 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Interest Rate Swaps is April 7, 2025 and the effective date of April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at April 4, 2025*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£108	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 interest rate swaps that became effective April 7, 2025 and April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at April 4, 2025 was a $18 million net asset, of which $18 million is included in other current assets, $7 million is included in other assets and $7 million is included in other liabilities. The unrealized net gain on these interest rate swaps was $18 million and is included in AOCL as of April 4, 2025. The fair value of the interest rate swaps at January 3, 2025 was a $37 million net asset, of which $19 million is included in other current assets and $18 million is included in other assets. The unrealized net gains on these interest rate swaps was $37 million and is included in AOCL as of January 3, 2025.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the three months ended April 4, 2025, we derecognized $811 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $797 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Three Months Ended
Dollars in millions	April 4, 2025	March 29, 2024
Beginning balance	$106	$135
Sale of receivables	811	755
Settlement of receivables	(812)	(756)
Cash collected, not yet remitted	(3)	(8)
Outstanding balances sold to financial institutions	$102	$126

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $130 million and $126 million at April 4, 2025 and January 3, 2025, respectively.

Note 16. Acquisitions

LinQuest Corporation

On August 30, 2024, we acquired LinQuest for $739 million in cash net of cash acquired, subject to certain working capital, net debt and other post-closing adjustments. As of April 4, 2025, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns. We recognized goodwill within our MTS segment of $526 million primarily related to future growth opportunities, a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $200 million were recognized and comprised of customer relationships and contract backlog, which will be amortized over a weighted-average period of 14 years. There were no changes to the fair value of assets acquired and liabilities assumed as reported in our 2024 Annual Report on Form 10-K. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes and our 2024 Annual Report on Form 10-K.

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

Key customers include U.S. DoD agencies such as the U.S. Army, Navy, Air Force, Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. MoD, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; and other national governments; and a wide range of commercial and industrial companies.

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

Business Environment and Trends

Mission Technology Outlook
A continuing resolution funding measure has been enacted to finance all U.S. government activities through September 30, 2025, the remainder of the U.S. government's 2025 fiscal year. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2024 are available, subject to certain restrictions, but new spending initiatives are not authorized. Uncertainty continues to exist regarding the 2026 fiscal year budget and the impacts that the new legislative and executive branch will have on the next fiscal year budget. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, efficiency initiatives by the Department of Government Efficiency, the global security environment, inflationary pressures including tariffs and macroeconomic conditions. Thus far, the directives of the administration and actions of the DOGE have resulted in federal government staff reductions and hiring freezes and may result in delays in contract awards.

Internationally, our government work is performed primarily for the U.K. MoD and the Australian Department of Defence. In March 2025, the Treasury Department in the U.K. reaffirmed its commitment to increase defense spending to 2.50% of GDP. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In March 2025, the Australian Minister for Defence announced that the Australian defense budget is expected to increase over the next four years.

A shift in funding priorities in the U.S. government or internationally could have material impacts on defense spending broadly and our programs. With defense and civil budgets driven in part by political instability, military conflicts, aging platforms and infrastructure and the need for technology advances, we expect continued opportunities to provide solutions and technologies to mission critical work aligned with our customers’ and our nation’s critical priorities.

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition, renewable energy sources and climate related solutions. The globe is in search of the solution to the energy trilemma, the balance between energy affordability, ensuring energy security and achieving environmental sustainability. While we have not had any material impact to our cost structure or ability to operate, we are monitoring the evolving macroeconomic environment due to ongoing tariffs including how those tariffs and any inflationary pressure may impact investment decisions from our core client base. Clients are prioritizing their efforts to solve the energy trilemma by investing in digital solutions to optimize operations, increase end-product flexibility and energy efficiency, reduce unplanned downtime and minimize environmental footprint. As the global focus on energy security intensifies and companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia, which complements KBR's proprietary process technologies, solutions and capabilities. We expect climate protection, energy security and energy transition to continue to be areas of priority and investment as many countries, including the U.S., look to boost their economies and invest in a cleaner, more secure future.

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Mission Technology Solutions
• Sustainable Technology Solutions

Non-core business segment
• Corporate

See additional information on our business segments in Note 2 "Business Segment Information" to our condensed consolidated financial statements. In 2024, we acquired LinQuest, an engineering, data analytics and digital integration company that develops and integrates advanced technology solutions to meet the most challenging demands across space, air dominance and connected battlespace missions, including advanced artificial intelligence, machine learning capabilities and digital engineering. See Note 16 "Acquisitions" to our condensed consolidated financial statements for additional information on this acquisition.

Results of Operations

Three months ended April 4, 2025 compared to the three months ended March 29, 2024

The information below is an analysis of our consolidated results for the three months ended April 4, 2025 compared to the three months ended March 29, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended
	April 4,	March 29,	2025 vs. 2024
Dollars in millions	2025	2024	$	%
Revenues	$2,055	$1,818	$237	13%
Cost of revenues	(1,757)	(1,570)	187	12%
Gross profit	298	248	50	20%
Equity in earnings of unconsolidated affiliates	42	30	12	40%
Selling, general and administrative expenses	(145)	(121)	24	20%
Other	—	9	(9)	n/m
Operating income	195	166	29	17%
Interest expense	(41)	(31)	10	32%
Other non-operating income (expense)	3	(6)	9	n/m
Income before income taxes	157	129	28	22%
Provision for income taxes	(42)	(35)	7	20%
Net income	115	94	21	22%
Less: Net income (loss) attributable to noncontrolling interests	(1)	1	(2)	n/m
Net income attributable to KBR	$116	$93	$23	25%

n/m - not meaningful

Revenues. The increase in overall revenue of $237 million, or 13%, to $2,055 million for the three months ended April 4, 2025 is primarily due to the acquisition of LinQuest in our MTS business and increased revenues from engineering and professional services in our STS business. Additionally, revenue increased due to moves associated with Homesafe Alliance.

Gross profit. The increase in overall gross profit of $50 million, or 20%, was primarily driven by items increasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $12 million to $42 million in earnings for the three months ended April 4, 2025, compared to $30 million in earnings for the three months ended March 29, 2024. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended April 4, 2025 were $24 million higher, a 20% increase compared to the three months ended March 29, 2024, which was primarily driven by additional expenses incurred to support the growth in both our MTS and STS business segments.

Interest expense. The increase in interest expense was primarily driven by increased outstanding debt principal from the three months ended March 29, 2024 to the three months ended April 4, 2025.

Provision for income taxes. The provision for income taxes reflects a 27% tax rate for both the three months ended April 4, 2025 and March 29, 2024. The effective tax rate of 27%, as compared to the U.S. statutory rate of 21%, for the three months ended April 4, 2025 and March 29, 2024 was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Results of Operations by Business Segment

	Three Months Ended
	April 4,	March 29,	2025 vs. 2024
Dollars in millions	2025	2024	$	%
Revenues:
Mission Technology Solutions	$1,505	$1,325	$180	14%
Sustainable Technology Solutions	550	493	57	12%
Total revenues	$2,055	$1,818	$237	13%

Operating income (loss):
Mission Technology Solutions	$114	$106	$8	8%
Sustainable Technology Solutions	119	94	25	27%
Corporate	(38)	(34)	4	12%
Total operating income	$195	$166	$29	17%

Mission Technology Solutions

MTS revenues increased by $180 million, or 14%, to $1,505 million for the three months ended April 4, 2025, compared to $1,325 million for the three months ended March 29, 2024. The increase in revenue is primarily due to the acquisition of LinQuest. Additionally, revenue increased due to moves associated with Homesafe Alliance.
MTS operating income increased by $8 million to $114 million for the three months ended April 4, 2025, compared to $106 million for the three months ended March 29, 2024. The increase in operating income was primarily driven by the growth associated with LinQuest. This growth was offset by a $6 million gain related to the sale of our investment interest in a joint venture during the three months ended March 29, 2024 that did not recur during the three months ended April 4, 2025.

Sustainable Technology Solutions

STS revenues increased by $57 million, or 12%, to $550 million for the three months ended April 4, 2025, compared to $493 million for the three months ended March 29, 2024. This increase is primarily driven by increased revenues from engineering and professional services.

STS operating income increased by $25 million, or 27%, to $119 million for the three months ended April 4, 2025, compared to $94 million for the three months ended March 29, 2024. The increase in operating income is primarily due to the items discussed above and increased equity in earnings from services on an LNG project.

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

We define backlog, as it relates to U.S. government contracts, as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period (including customer approved option periods) for which work scope and price have been agreed with the customer. We define funded backlog as the portion of backlog for which funding currently is appropriated, less the amount of revenue we have previously recognized. We define unfunded backlog as the total backlog less the funded backlog. Our MTS backlog does not include any estimate of future potential delivery orders that might be awarded under our government-wide acquisition contracts, agency-specific indefinite delivery/indefinite quantity contracts or other multiple-award contract vehicles, nor does it include option periods that have not been exercised by the customer.

Within our MTS business segment, we calculate estimated backlog for long-term contracts associated with the U.K. government's PFIs based on the aggregate amount that our client would contractually be obligated to pay us over the life of the project. We update our estimates of the future work to be executed under these contracts on a quarterly basis and adjust backlog, if necessary.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at April 4, 2025 and January 3, 2025.

The following table summarizes our backlog by business segment as of April 4, 2025, and January 3, 2025, respectively:

	April 4,	January 3,
Dollars in millions	2025	2025
Mission Technology Solutions	$13,262	$13,301
Sustainable Technology Solutions	4,028	3,963
Total backlog	$17,290	$17,264

We estimate that as of April 4, 2025, 38% of our backlog will be executed within one year. Of this amount, we estimate that 89% will be recognized in revenues on our condensed consolidated statement of operations and 11% will be recorded by our unconsolidated joint ventures. As of April 4, 2025, $220 million of our backlog relates to active contracts that are in a loss position.

As of April 4, 2025, 17% of our backlog was attributable to fixed-price contracts, 37% was attributable to PFIs, 30% was attributable to cost-reimbursable contracts and 16% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of April 4, 2025, $9.0 billion of our MTS backlog was currently funded by our customers.

As of April 4, 2025, we had approximately $3.3 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of April 4, 2025, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $442 million at April 4, 2025, and $350 million at January 3, 2025, and consisted of the following:

	April 4,	January 3,
Dollars in millions	2025	2025
Domestic U.S. cash	$70	$24
International cash	245	207
Joint venture and Aspire Defence project cash	127	119
Total	$442	$350
Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $12 million held by our wholly-owned captive insurance company as of April 4, 2025 and January 3, 2025 which is generally not available to KBR to utilize to support its other operations.

Our international cash balances may be available for general corporate purposes but are subject to local restrictions, such as capital adequacy requirements and maintaining sufficient cash balances to support our U.K. pension plan and other obligations incurred in the normal course of business by those foreign entities. Repatriations of our undistributed foreign earnings are generally free of U.S. tax but may incur withholding and/or state taxes. We consider our future non-U.S. cash needs as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities, which may include acquisitions, joint ventures and other business partnerships around the world, including whether foreign earnings are permanently reinvested. If management were to completely remove the indefinite investment assertion on all foreign subsidiaries, the exposure to local withholding taxes would be less than $10 million.

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

As of April 4, 2025, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	April 4,	March 29,
Dollars in millions	2025	2024
Cash flows provided by operating activities	$98	$91
Cash flows (used in) provided by investing activities	(9)	11
Cash flows used in financing activities	(6)	(91)
Effect of exchange rate changes on cash	9	(1)
Increase in cash and cash equivalents	$92	$10

Operating Activities. Cash provided by operations totaled $98 million and $91 million for the three months ended April 4, 2025 and March 29, 2024, respectively, as compared to net income of $115 million and $94 million for the three months ended April 4, 2025 and March 29, 2024, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The increase in operating cash flows for the three months ended April 4, 2025 compared to the three months ended March 29, 2024 is primarily related to increases in distributions of earnings from unconsolidated affiliates. Additionally, there were increases in operating cash flows due to changes in accrued salaries, wages and benefits. These increases were offset primarily by changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities. Cash used in investing activities totaled $9 million for the three months ended April 4, 2025, related to capital expenditures. Cash provided by investing activities totaled $11 million for the three months ended March 29, 2024. In 2024, we received a return of investment from JKC of approximately $29 million related to our proportionate share of a tax refund. Additionally, we received $6 million from the sale of our investment interest in a joint venture within our MTS segment. This was offset by $25 million in capital expenditures.

Financing Activities. Cash used in financing activities totaled $6 million for the three months ended April 4, 2025. The primary uses of cash in financing activities were $150 million for the repurchase of common stock under our share repurchase program, $6 million for the repurchase of common stock under our "withhold to cover" program, $95 million in payments on the Revolver and $20 million of dividend payments to common shareholders. These decreases were offset by $275 million in borrowings on our Revolver.

Cash used in financing activities totaled $91 million for the three months ended March 29, 2024. The primary uses of cash in financing activities were $75 million of principal payments related to our Senior Credit Facility, $50 million for the repurchase of common stock under our share repurchase program and $11 million for the repurchase of common stock under our "withhold to cover" program. Cash used in financing activities also included $33 million payment for the settlement of warrants, $18 million of dividend payments to common shareholders and $16 million in debt issuance costs associated with Amendment No. 11 and No. 12 to our Credit Agreement for our Senior Credit Facility. These decreases were offset by $93 million in borrowings on our Revolver and $24 million in borrowings associated with Amendment No. 11 to our Credit Agreement.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $95 million (calculated as the difference between the fair value of plan assets and the projected benefit obligation as of April 4, 2025) for our frozen U.K. defined benefit pension plan. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2024 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of April 4, 2025, we had no material guarantees of the work or obligations of third parties recorded.

As of April 4, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $490 million of bilateral and uncommitted lines of credit. As of April 4, 2025, with respect to our Revolver, we had $525 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $490 million of bilateral and uncommitted lines of credit, we had utilized $279 million for letters of credit as of April 4, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $672 million as of April 4, 2025, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2024 Annual Report on Form 10-K, for the year ended January 3, 2025, which discussion is incorporated herein by reference.
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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $3 million during the three months ended April 4, 2025 in other non-operating income (expense) on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of April 4, 2025. Information relating to fair value measurements is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $525 million of borrowings issued under the Revolver as of April 4, 2025. Additionally, we had $1,993 million outstanding under the term loan portions of the Senior Credit Facility as of April 4, 2025. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended April 4, 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Interest Rate Swaps is April 7, 2025 and the effective date of April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at April 4, 2025*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£108	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030
*Includes the April 2025 interest rate swaps that became effective April 7, 2025 and April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at April 4, 2025 was a $18 million net asset, of which $18 million is included in other current assets, $7 million is included in other assets and $7 million is included in other liabilities. Information relating to our portfolio of interest rate swaps is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At April 4, 2025, we had fixed rate debt aggregating $1,541 million and variable rate debt aggregating $1,227 million, after taking into account the effects of the interest rate swaps that were effective at April 4, 2025. Our weighted average interest rate net of the impact from our swap agreements for the three months ended April 4, 2025 was 5.29%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $6 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of April 4, 2025.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended April 4, 2025 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5, 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended January 3, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of April 4, 2025, $600 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended April 4, 2025 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 4, 2025 - January 31, 2025	680	$54.61	—	$296,019,108
February 1, 2025 - February 28, 2025	473,967	$48.90	375,500	$731,638,238
March 1, 2025 - April 4, 2025	2,648,123	$49.96	2,633,587	$600,060,197
Total	3,122,770	$49.80	3,009,087	$600,060,197

(1)Included within the shares repurchased herein are 113,683 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $48.97 per share.

Item 5. Other Information

During the three months ended April 4, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
*10.1+	Form of revised Restricted Stock Unit Agreement (US/UK Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.2+	Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.3+	Form of revised Performance Stock Unit Agreement (US/UK Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.4+	Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.5+	Form of revised Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*10.6+	Form of revised Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended April 4, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: May 6, 2025                      Dated: May 6, 2025