Form 10-Q
period 2025-07-04
KBR, INC.
filed 2025-07-31
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2025
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

As of July 23, 2025, there were 128,841,636 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024

Revenues	$1,952	$1,847	$3,970	$3,665
Cost of revenues	(1,662)	(1,577)	(3,380)	(3,147)
Gross profit	290	270	590	518
Equity in earnings of unconsolidated affiliates	51	40	93	70
Selling, general and administrative expenses	(146)	(129)	(286)	(250)
Other	(1)	(1)	(1)	8
Operating income	194	180	396	346
Interest expense	(41)	(32)	(82)	(63)
Other non-operating expense	(8)	(2)	(5)	(8)
Income from continuing operations before income taxes	145	146	309	275
Provision for income taxes	(39)	(40)	(82)	(75)
Net income from continuing operations	106	106	227	200
Net income (loss) from discontinued operations, net of tax	(48)	1	(54)	1
Net income	58	107	173	201
Less: Net income attributable to noncontrolling interests included in continuing operations	1	—	2	1
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(16)	1	(18)	1
Net income attributable to KBR	$73	$106	$189	$199

Net income attributable to KBR per share
Basic earnings per share from continuing operations	$0.81	$0.79	$1.72	$1.48
Basic loss per share from discontinued operations	$(0.25)	$—	$(0.27)	$—
Basic earnings per share attributable to KBR	$0.56	$0.79	$1.45	$1.48

Diluted earnings per share from continuing operations	$0.81	$0.79	$1.71	$1.47
Diluted loss per share from discontinued operations	$(0.25)	$—	$(0.27)	$—
Diluted earnings per share attributable to KBR	$0.56	$0.79	$1.44	$1.47

Basic weighted average common shares outstanding	129	134	130	$134
Diluted weighted average common shares outstanding	129	134	131	$135
Cash dividends declared per share	$0.165	$0.150	$0.330	$0.300
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
Net income	$58	$107	$173	$201
Other comprehensive income (loss):
Foreign currency translation adjustments	59	—	88	(8)
Pension and post-retirement benefits	2	1	3	3
Changes in fair value of derivatives	3	—	(15)	11
Other comprehensive income	64	1	76	6
Income tax (expense) benefit:
Pension and post-retirement benefits	(1)	—	(1)	—
Changes in fair value of derivatives	(1)	—	3	(2)
Income tax (expense) benefit	(2)	—	2	(2)
Other comprehensive income, net of tax	62	1	78	4
Comprehensive income	120	108	251	205
Less: Comprehensive income attributable to noncontrolling interests included in continuing operations	1	—	2	1
Less: Comprehensive income (loss) attributable to noncontrolling interests included in discontinued operations	(16)	1	(18)	1
Comprehensive income attributable to KBR	$135	$107	$267	$203
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	July 4, 2025	January 3, 2025
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$403	$342
Accounts receivable, net of allowance for credit losses of $7 and $9, respectively	1,213	1,066
Contract assets	282	271
Other current assets	164	173
Current assets of discontinued operations	30	21
Total current assets	2,092	1,873
Pension Assets	115	82
Property, plant, and equipment, net of accumulated depreciation of $500 and $474 (including net PPE of $6 and $5 owned by a variable interest entity), respectively	233	237
Operating lease assets right-of-use assets	196	203
Goodwill	2,693	2,630
Intangible assets, net of accumulated amortization of $473 and $427, respectively	761	763
Equity in and advances to unconsolidated affiliates	181	192
Deferred income taxes	179	209
Other assets	343	396
Non-current assets of discontinued operations	—	78
Total Assets	$6,793	$6,663
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$813	$772
Contract liabilities	334	328
Accrued salaries, wages and benefits	341	351
Current maturities of long-term debt	43	36
Other current liabilities	288	280
Current liabilities of discontinued operations	38	15
Total current liabilities	1,857	1,782
Employee compensation and benefits	135	135
Income tax payable	128	122
Deferred income taxes	88	83
Long-term debt	2,571	2,533
Operating lease liabilities	217	228
Other liabilities	308	244
Non-current liabilities of discontinued operations	—	69
Total liabilities	5,304	5,196
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,806,591 and 182,469,230 shares issued, and 128,841,538 and 132,435,609 shares outstanding, respectively	—	—
PIC	2,539	2,526
Retained earnings	1,513	1,367
Treasury stock, 53,965,053 shares and 50,033,621 shares, at cost, respectively	(1,697)	(1,494)
AOCL	(868)	(946)
Total KBR shareholders' equity	1,487	1,453
Noncontrolling interests	2	14
Total shareholders' equity	1,489	1,467
Total liabilities and shareholders’ equity	$6,793	$6,663
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at April 4, 2025	$1,430	$2,534	$1,461	$(1,648)	$(930)	$13
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(21)	—	(21)	—	—	—
Repurchases of common stock	(48)	—	—	(48)	—	—
Investments by noncontrolling interests	8	—	—	—	—	8
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(1)	—	—	(1)	—	—
Net income (loss)	58	—	73	—	—	(15)
Other comprehensive income, net of tax	62	—	—	—	62	—
Balance at July 4, 2025	$1,489	$2,539	$1,513	$(1,697)	$(868)	$2

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
Share-based compensation	10	10	—	—	—	—
Dividends declared to shareholders ($0.330/share)	(43)	—	(43)	—	—	—
Repurchases of common stock	(204)	—	—	(204)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Investments by noncontrolling interests	8	—	—	—	—	8
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(2)	—	—	(2)	—	—
Net income (loss)	173	—	189	—	—	(16)
Other comprehensive income, net of tax	78	—	—	—	78	—
Balance at July 4, 2025	$1,489	$2,539	$1,513	$(1,697)	$(868)	$2

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at March 29, 2024	$1,419	$2,514	$1,145	$(1,339)	$(912)	$11
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.150/share)	(20)	—	(20)	—	—	—
Repurchases of common stock	(97)	—	—	(97)	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	—	—	—	(1)	—	1
Net income	107	—	106	—	—	1
Other comprehensive loss, net of tax	1	—	—	—	1	—
Balance at June 28, 2024	$1,411	$2,519	$1,231	$(1,437)	$(911)	$9

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	11	11	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.300/share)	(40)	—	(40)	—	—	—
Repurchases of common stock	(158)	—	—	(158)	—	—
Issuance of ESPP shares	4	2	—	2	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(2)	—	—	(2)	—	—
Net income	201	—	199	—	—	2
Other comprehensive income, net of tax	4	—	—	—	4	—
Balance at June 28, 2024	$1,411	$2,519	$1,231	$(1,437)	$(911)	$9
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	July 4, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$173	$201
Less: Net (income) loss from discontinued operations, net of tax	54	(1)
Net income from continuing operations	227	200
Depreciation and amortization	86	71
Equity in earnings of unconsolidated affiliates	(93)	(70)
Deferred income tax	26	18
Gain on disposition of assets	—	(6)
Other	4	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(128)	(15)
Contract assets	(6)	(39)
Accounts payable	25	78
Contract liabilities	(2)	(3)
Accrued salaries, wages and benefits	(9)	22
Payments on operating lease obligation	(41)	(32)
Payments from unconsolidated affiliates, net	5	5
Distributions of earnings from unconsolidated affiliates	124	99
Pension funding	(1)	(18)
Other assets and liabilities	91	(54)
Total cash flows provided by operating activities - continuing operations	$308	$256
Cash flows from investing activities:
Purchases of property, plant and equipment	$(16)	$(24)
Proceeds from sale of assets or investments	—	6
Return of equity method investments, net	3	36
Acquisition of businesses, net of cash acquired	(11)	—
Other	—	1
Total cash flows provided by (used in) investing activities - continuing operations	$(24)	$19
Cash flows from financing activities:
Borrowings on long-term debt	$—	$24
Borrowings on Revolver	373	168
Payments on short-term and long-term debt	(18)	(81)
Payments on Revolver	(323)	(13)
Payments to repurchase common stock	(204)	(158)
Payments on settlement of warrants	—	(33)
Debt Issuance Costs	—	(16)
Payments of dividends to shareholders	(41)	(39)
Other	(6)	(10)
Total cash flows used in financing activities - continuing operations	$(219)	$(158)
Total operating cash flows from discontinued operations	(27)	5
Total investing cash flows from discontinued operations	(12)	(11)
Total financing cash flows from discontinued operations	8	—
Total cash flows from discontinued operations	$(31)	$(6)
Effect of exchange rate changes on cash	20	(1)
Increase in cash and cash equivalents	54	110
Cash and cash equivalents at beginning of period	350	304
Cash and cash equivalents at end of period	$404	$414
Less: cash and cash equivalents of discontinued operations	1	15
Cash and cash equivalents at end of period for continuing operations	$403	$399
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$21	$20
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of July 4, 2025, the results of our operations for the three and six months ended July 4, 2025 and June 28, 2024, respectively, and our cash flows for the six months ended July 4, 2025 and June 28, 2024, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2024 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform with current period presentation. The Company's fiscal year ends on the Friday closest to December 31. The three months ended July 4, 2025 and June 28, 2024 each contained 91 days, and the six months ended July 4, 2025 and June 28, 2024 each contained 182 days.

As discussed further in Note 17 “Discontinued Operations”, HomeSafe Alliance ("HomeSafe") informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe’s role in the Global Household Goods Contract. We disposed of HomeSafe in the second quarter of fiscal 2025 and determined that this disposal met the requirements to be reported as discontinued operations. As such, the results of HomeSafe are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and notes for all periods presented.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We expect this ASU to only affect our disclosures with no impacts to our results of operations, cash flows and financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about certain income statement expense categories. ASU 2024-03 will be effective for our 2027 fiscal year ending December 31, 2027. Early adoption is permitted and the amendments can be applied on a prospective or retrospective basis. We expect this ASU to only affect our disclosures with no impacts to our results of operations, cash flows and financial condition.

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

Mission Technology Solutions. Our Mission Technology Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. Included in Mission Technology Solutions is the business of LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired on August 30, 2024 and Infrastar Limited acquired on May 17, 2025. See Note 16 "Acquisitions" to our condensed consolidated financial statements for additional information on this acquisition. Additionally, the disposal of HomeSafe is reported as discontinued operations and the operations are excluded from Mission Technology Solutions results reflected within our tables below. See Note 17 “Discontinued Operations” for additional information regarding the HomeSafe disposal.

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
In its operation of our business, our management, including our chief operating decision maker ("CODM"), evaluates the performance of our business segments based on operating income. Our CODM, who is our chief executive officer, utilizes operating income to evaluate segment results and is a factor considered in determining capital allocation among the segments. Our CODM analyzes selected segment balance sheet information for our business segments and for the Company as a whole. Information on each of our business segments and reconciliation to Net income (loss) attributable to KBR from continuing operations within our condensed consolidated statements of operations is presented in the tables below.

Operations by Reportable Segment

	Three Months Ended July 4, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,412	$540	$—	$1,952
Cost of revenues	(1,233)	(429)	—	(1,662)
Gross profit	179	111	—	290
Equity in earnings of unconsolidated affiliates	8	43	—	51
Selling, general and administrative expenses	(78)	(30)	(38)	(146)
Other	1	(1)	(1)	(1)
Operating income (loss)	110	123	(39)	194
Interest expense	—	—	(41)	(41)
Other non-operating income (expense)	(2)	1	(7)	(8)
Income (loss) from continuing operations before income taxes	108	124	(87)	145
Provision for income taxes	—	—	(39)	(39)
Net income (loss) from continuing operations	108	124	(126)	106
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(1)	2	—	1
Net income (loss) attributable to KBR from continuing operations	$109	$122	$(126)	$105
Supplemental Disclosures:
Depreciation and Amortization	$30	$8	$7	$45
Purchases of property, plant, and equipment	$(11)	$(1)	$(2)	$(14)

	Three Months Ended June 28, 2024
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,316	$531	$—	$1,847
Cost of revenues	(1,151)	(426)	—	(1,577)
Gross profit	165	105	—	270
Equity in earnings of unconsolidated affiliates	11	29	—	40
Selling, general and administrative expenses	(63)	(27)	(39)	(129)
Other	—	(1)	—	(1)
Operating income (loss)	113	106	(39)	180
Interest expense	—	—	(32)	(32)
Other non-operating expense	—	—	(2)	(2)
Income (loss) from continuing operations before income taxes	113	106	(73)	146
Provision for income taxes	—	—	(40)	(40)
Net income (loss) from continuing operations	113	106	(113)	106
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(2)	2	—	—
Net income (loss) attributable to KBR from continuing operations	$115	$104	$(113)	$106
Supplemental Disclosures:
Depreciation and Amortization	$21	$7	$7	$35
Purchases of property, plant, and equipment	$—	$—	$(4)	$(4)

	Six Months Ended July 4, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$2,880	$1,090	$—	$3,970
Cost of revenues	(2,514)	(866)	—	(3,380)
Gross profit	366	224	—	590
Equity in earnings of unconsolidated affiliates	15	78	—	93
Selling, general and administrative expenses	(151)	(60)	(75)	(286)
Other	1	—	(2)	(1)
Operating income (loss)	231	242	(77)	396
Interest expense	—	—	(82)	(82)
Other non-operating income (expense)	(3)	1	(3)	(5)
Income (loss) from continuing operations before income taxes	228	243	(162)	309
Provision for income taxes	—	—	(82)	(82)
Net income (loss) from continuing operations	228	243	(244)	227
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(1)	3	—	2
Net income (loss) attributable to KBR from continuing operations	$229	$240	$(244)	$225
Supplemental Disclosures:
Depreciation and Amortization	$59	$14	$13	$86
Purchases of property, plant, and equipment	$(11)	$(1)	$(4)	$(16)
Total Assets as of July 4, 2025	$4,604	$1,221	$968	$6,793

	Six Months Ended June 28, 2024
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$2,641	$1,024	$—	$3,665
Cost of revenues	(2,318)	(829)	—	(3,147)
Gross profit	323	195	—	518
Equity in earnings of unconsolidated affiliates	16	54	—	70
Selling, general and administrative expenses	(126)	(47)	(77)	(250)
Other	6	(1)	3	8
Operating income (loss)	219	201	(74)	346
Interest expense	—	—	(63)	(63)
Other non-operating income (expense)	1	1	(10)	(8)
Income (loss) from continuing operations before income taxes	220	202	(147)	275
Provision for income taxes	—	—	(75)	(75)
Net income (loss) from continuing operations	220	202	(222)	200
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(2)	3	—	1
Net income (loss) attributable to KBR from continuing operations	222	199	(222)	199
Supplemental Disclosures:
Depreciation and Amortization	$45	$12	$14	$71
Purchases of property, plant, and equipment	$(15)	$(2)	$(7)	$(24)
Total Assets as of January 3, 2025	$4,534	$1,182	$947	$6,663

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, customer type, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Dollars in millions	2025	2024	2025	2024
Mission Technology Solutions
Science & Space	$289	$291	$585	$589
Defense & Intel	785	651	1,604	1,322
Readiness & Sustainment	338	374	691	730
Total Mission Technology Solutions	1,412	1,316	2,880	2,641

Sustainable Technology Solutions	540	531	1,090	1,024

Total revenue	$1,952	$1,847	$3,970	$3,665

Revenue by customer type was as follows:

	Three Months Ended July 4, 2025			Six Months Ended July 4, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$856	$—	$856	$1,762	$—	$1,762
U.S. Government Federal Civilian Clients	273	—	273	554	—	554
International Government Clients	223	—	223	442	—	442
Commercial and Infrastructure Clients	60	540	600	122	1,090	1,212
Total revenue	$1,412	$540	$1,952	$2,880	$1,090	$3,970

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$769	$—	$769	$1,527	$—	$1,527
U.S. Government Federal Civilian Clients	268	—	268	548	—	548
International Government Clients	219	—	219	440	—	440
Commercial and Infrastructure Clients	60	531	591	126	1,024	1,150
Total revenue	$1,316	$531	$1,847	$2,641	$1,024	$3,665

Revenue by geographic destination was as follows:

	Three Months Ended July 4, 2025			Six Months Ended July 4, 2025
Total by Countries/Regions Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total	Mission Technology Solutions	Sustainable Technology Solutions	Total
United States	$988	$122	$1,110	$1,964	$255	$2,219
Europe	290	66	356	670	143	813
Middle East	39	166	205	65	318	383
Australia	56	81	137	106	163	269
Africa	18	51	69	36	84	120
Asia	10	27	37	13	68	81
Other countries	11	27	38	26	59	85
Total revenue	$1,412	$540	$1,952	$2,880	$1,090	$3,970

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
Total by Countries/Regions Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total	Mission Technology Solutions	Sustainable Technology Solutions	Total
United States	$821	$129	$950	$1,639	$256	$1,895
Europe	387	71	458	783	143	926
Middle East	23	165	188	53	300	353
Australia	50	86	136	97	160	257
Africa	16	33	49	33	66	99
Asia	2	23	25	6	50	56
Other countries	17	24	41	30	49	79
Total revenue	$1,316	$531	$1,847	$2,641	$1,024	$3,665

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended July 4, 2025			Six Months Ended July 4, 2025
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total	Mission Technology Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$853	$—	$853	$1,744	$—	$1,744
Time-and-Materials	236	379	615	487	719	1,206
Fixed Price	323	161	484	649	371	1,020
Total revenue	$1,412	$540	$1,952	$2,880	$1,090	$3,970

	Three Months Ended June 28, 2024			Six Months Ended June 28, 2024
Dollars in millions	Mission Technology Solutions	Sustainable Technology Solutions	Total	Mission Technology Solutions	Sustainable Technology Solutions	Total
Cost Reimbursable	$839	$—	$839	$1,683	$—	$1,683
Time-and-Materials	209	344	553	408	653	1,061
Fixed Price	268	187	455	550	371	921
Total revenue	$1,316	$531	$1,847	$2,641	$1,024	$3,665

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $26 million and $23 million for the three months ended July 4, 2025 and June 28, 2024, respectively, and $34 million and $31 million for the six months ended July 4, 2025 and June 28, 2024, respectively.

On July 4, 2025, we had $13.1 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 36% of our remaining performance obligations as revenue within one year, 39% in years two through five and 25% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of July 4, 2025.

We recognized revenue of $214 million and $225 million for the six months ended July 4, 2025 and June 28, 2024, respectively, which was previously included in the contract liability balance at the beginning of each period.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. During the three and six months ended July 4, 2025 we recognized a favorable change in operating income of $50 million and $65 million, respectively, as a result of changes in estimates on an LNG project.

Accounts Receivable

	July 4,	January 3,
Dollars in millions	2025	2025
Unbilled	$602	$525
Trade & other	611	541
Accounts receivable	$1,213	$1,066

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

The components of our cash and cash equivalents balance are as follows:

	July 4, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$147	$119	$266
Short-term investments (c)	7	12	19
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	117	1	118
Total	$271	$132	$403

	January 3, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$199	$14	$213
Short-term investments (c)	8	10	18
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	110	1	111
Total	$317	$25	$342

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly owned captive insurance company of $11 million as of July 4, 2025 and $12 million as of January 3, 2025 which is generally not available to KBR to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $90 million and $83 million as of July 4, 2025 and January 3, 2025, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

	Six Months Ended
	July 4,	June 28,
Dollars in millions	2025	2024
Amounts included in project estimates-at-completion at beginning of fiscal year	$104	$74
Net increase in project estimates	57	41
Approved change orders	(128)	—
Ending balance of amounts included in project estimates-at-completion	$33	$115
Amounts recognized over time based on progress	$31	$91

The balance as of July 4, 2025 relates to estimated recoveries of claims associated with certain U.S. government projects in our Mission Technology Solutions segment. During the six months ended July 4, 2025, a resolution was reached regarding an outstanding unapproved change order within our Mission Technology Solutions segment for $128 million.

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs. The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six Months Ended	Year ended
	July 4,	January 3,
	2025	2025
Dollars in millions
Beginning balance	$192	$206
Equity in earnings of unconsolidated affiliates	93	107
Distributions of earnings of unconsolidated affiliates (a)	(85)	(202)
Payments from unconsolidated affiliates, net	(5)	(9)
Return of equity method investments, net (b)	(3)	(36)
Foreign currency translation adjustments	5	(2)
Other (c)	(16)	128
Ending balance	$181	$192

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows. During the year ended January 3, 2025, a joint venture within our STS segment declared a distribution of earnings of $39 million that was not received by KBR until the six months ended July 4, 2025.
(b)During the year ended January 3, 2025, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund.
(c)During the six months ended July 4, 2025, Other included a reduction to the net liability position of $17 million related to a joint venture within our STS business segment. During the year ended January 3, 2025, Other included the reclassification of the net liability position of $128 million related to joint ventures within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three and six months ended July 4, 2025, our revenues included $190 million and $363 million, respectively, and for the three and six months ended June 28, 2024, our revenues included $171 million and $344 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of July 4, 2025 and January 3, 2025 are as follows:

	July 4,	January 3,
Dollars in millions	2025	2025
Accounts receivable, net of allowance for credit losses	$92	$96
Contract liabilities	$62	$68

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three and six months ended July 4, 2025 and June 28, 2024, respectively, were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Dollars in millions	2025	2024	2025	2024
Components of net periodic pension benefit
Interest cost	$15	$15	$30	$30
Expected return on plan assets	(28)	(28)	(54)	(56)
Amortization of prior service cost	1	—	1	—
Recognized actuarial loss	1	1	2	2
Net periodic pension benefit	$(11)	$(12)	$(21)	$(24)

In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the three months ended July 4, 2025. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	July 4, 2025	January 3, 2025
Term Loan A	$1,004	$1,006
Term Loan B	988	993
Senior Notes	250	250
Revolver	395	345
Unamortized debt issuance costs and discounts	(23)	(25)
Total debt	2,614	2,569
Less: current portion	43	36
Total long-term debt, net of current portion	$2,571	$2,533

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

We had cash borrowings of $373 million on our Revolver that occurred during the six months ended July 4, 2025. We had cash repayments of $323 million on our Revolver, $13 million on our Term Loan A and $5 million on our Term Loan B that occurred during the six months ended July 4, 2025. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of July 4, 2025, we were in compliance with our financial covenants under our Senior Credit Facility.

Senior Notes

We have $250 million aggregate principal amount of 4.750% Senior Notes due 2028 (the "Senior Notes") pursuant to an indenture among us, the guarantors party thereto and Citibank, N.A., as trustee. The Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by each of our existing and future domestic subsidiaries that guarantee our obligations under the Senior Credit Facility and certain other indebtedness. Interest is payable semi-annually in arrears on March 30 and September 30 of each year and the principal is due on September 30, 2028.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of July 4, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $490 million of bilateral and uncommitted lines of credit. As of July 4, 2025, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $490 million of bilateral and uncommitted lines of credit, we had utilized $271 million for letters of credit as of July 4, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $810 million as of July 4, 2025, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $85 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 27% on income from continuing operations for both the six months ended July 4, 2025 and June 28, 2024. The effective tax rate for the six months ended July 4, 2025 and June 28, 2024 as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

On July 4, 2025, the reconciliation bill H.R. 1 was enacted into law in the U.S. H.R.1 includes a broad range of tax reform provisions, including the elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation and changes to the interest limitation calculation under 163(j), among other provisions. The Company is currently evaluating the impact of the H.R. 1 tax provisions which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform and optionality of voluntary elections.

The valuation allowance for deferred tax assets as of July 4, 2025 and January 3, 2025 was $141 million and $142 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $162 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $971 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of July 4, 2025 and January 3, 2025 was $86 million and $85 million, respectively.

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our MTS business in the amounts of $42 million as of July 4, 2025 and $41 million as of January 3, 2025, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In June 2025, the appellate court affirmed the judgment in KBR’s favor and then, in July 2025, denied FKTC’s petition for a rehearing en banc. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. We are preparing a response. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of July 4, 2025.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)
Other comprehensive income (loss) adjustments before reclassifications	88	—	(3)	85
Amounts reclassified from AOCL	—	2	(9)	(7)
Net other comprehensive income (loss)	88	2	(12)	78
Balance at July 4, 2025	$(232)	$(653)	$17	$(868)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	(8)	1	21	14
Amounts reclassified from AOCL	—	2	(12)	(10)
Net other comprehensive income (loss)	(8)	3	9	4
Balance at June 28, 2024	$(308)	$(641)	$38	$(911)

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended
	July 4,	June 28,	Affected line item on the Condensed Consolidated Statements of Operations
Dollars in millions	2025	2024
Accumulated pension liability adjustments
Amortization of prior service cost	$(1)	$—	See (a) below
Recognized actuarial loss	(2)	(2)	See (a) below
Tax benefit	1	—	Provision for income taxes
Net pension and post-retirement benefits	$(2)	$(2)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$11	$14	Interest Expense
Tax expense	(2)	(2)	Provision for income taxes
Net changes in fair value of derivatives	$9	$12	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 7 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of July 4, 2025, $552 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended			Six Months Ended
	July 4, 2025			July 4, 2025
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	910,056	$52.72	$48	3,919,143	$50.50	$198
Withhold to cover shares	3,244	51.95	—	116,927	49.05	6
Total	913,300	$52.72	$48	4,036,070	$50.46	$204

	Three Months Ended			Six Months Ended
	June 28, 2024			June 28, 2024
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	1,511,558	$63.84	$96	2,338,355	$62.64	$146
Withhold to cover shares	5,469	63.96	1	195,411	59.28	12
Total	1,517,027	$63.84	$97	2,533,766	$62.38	$158

Note 14. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method for all other instruments.

A summary of the basic and diluted net income per share calculations is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Shares in millions	2025	2024	2025	2024
Net income attributable to KBR from continuing operations:
Net income from continuing operations	$106	$106	$227	$200
Less: Net income attributable to noncontrolling interests included in continuing operations	1	—	2	1
Net income attributable to KBR from continuing operations	105	106	225	199
Less: Earnings allocable to participating securities	1	—	1	1
Basic net income attributable to KBR from continuing operations	104	106	224	198
Diluted net income attributable to KBR from continuing operations	$104	$106	$224	$198
Net income (loss) attributable to KBR from discontinued operations:
Net income (loss) from discontinued operations, net of tax	$(48)	$1	$(54)	$1
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(16)	1	(18)	1
Net loss attributable to KBR from discontinued operations	(32)	—	(36)	—
Basic net loss attributable to KBR from discontinued operations	(32)	—	(36)	—
Diluted net loss attributable to KBR from discontinued operations	$(32)	$—	$(36)	$—

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	129	134	130	134
Stock options and restricted shares	—	—	1	1
Diluted weighted average common shares outstanding	129	134	131	135
Net income attributable to KBR per share:
Basic earnings (loss) per share
Continuing operations	$0.81	$0.79	$1.72	$1.48
Discontinued operations	$(0.25)	$—	$(0.27)	$—
Total basic earnings per share attributable to KBR	$0.56	$0.79	$1.45	$1.48
Diluted earnings (loss) per share
Continuing operations	$0.81	$0.79	$1.71	$1.47
Discontinued operations	$(0.25)	$—	$(0.27)	$—
Total diluted earnings per share attributable to KBR	$0.56	$0.79	$1.44	$1.47

The diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares related to our stock options and restricted stock awards because their inclusion would have been anti-dilutive: 0.3 million for the three and six months ended July 4, 2025 and 0.3 million for the three and six months ended June 28, 2024.

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

		July 4, 2025		January 3, 2025
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$1,004	$1,004	$1,006	$1,006
Term Loan B	Level 2	988	992	993	996
Senior Notes	Level 2	250	241	250	240
Revolver	Level 2	395	395	345	345

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

As of July 4, 2025, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $206 million, all of which had durations of 25 days or less. The fair value of our balance sheet hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at July 4, 2025, and January 3, 2025. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
Dollars in millions	2025	2024	2025	2024
Balance Sheet Hedges - Fair Value	$—	$—	$(2)	$(1)
Balance Sheet Position - Remeasurement	(2)	(2)	(3)	(1)
Net loss	$(2)	$(2)	$(5)	$(2)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the three months ended April 4, 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at July 4, 2025*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£107	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at July 4, 2025 was a $22 million net asset, of which $17 million is included in other current assets, $6 million is included in other assets and $1 million is included in other liabilities. The unrealized net gain on these interest rate swaps was $22 million and is included in AOCL as of July 4, 2025. The fair value of the interest rate swaps at January 3, 2025 was a $37 million net asset, of which $19 million is included in other current assets and $18 million is included in other assets. The unrealized net gains on these interest rate swaps was $37 million and is included in AOCL as of January 3, 2025.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the six months ended July 4, 2025, we derecognized $1,500 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,471 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Six Months Ended
Dollars in millions	July 4, 2025	June 28, 2024
Beginning balance	$106	$135
Sale of receivables	1,500	1,555
Settlement of receivables	(1,542)	(1,564)
Cash collected, not yet remitted	—	(4)
Outstanding balances sold to financial institutions	$64	$122

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $138 million and $126 million at July 4, 2025 and January 3, 2025, respectively.

Note 16. Acquisitions

Infrastar Limited

On May 17, 2025, we acquired Infrastar Limited for $35 million, which consisted of $15 million of cash and contingent consideration with an estimated fair value of $20 million that is contingent upon the achievement of certain performance targets through May 2027. The contingent consideration could result in cash payments aggregating up to approximately $24 million. Within our MTS segment, we recognized $4 million of cash, $11 million of intangible assets related to customer relationships and goodwill of $22 million primarily related to future growth opportunities. As of July 4, 2025, the estimated fair values of net assets acquired were preliminary. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

LinQuest Corporation

On August 30, 2024, we acquired LinQuest for $739 million in cash net of cash acquired, subject to certain working capital, net debt and other post-closing adjustments. As of July 4, 2025, the estimated fair values of net assets acquired were preliminary, with possible updates primarily in our finalization of tax returns. We recognized goodwill within our MTS segment of $526 million primarily related to future growth opportunities, a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $200 million were recognized and comprised of customer relationships and contract backlog, which will be amortized over a weighted-average period of 14 years. There were no changes to the fair value of assets acquired and liabilities assumed as reported in our 2024 Annual Report on Form 10-K. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

Note 17. Discontinued Operations

HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. The HomeSafe joint venture is a VIE that is consolidated for financial reporting purposes and was previously reported within our MTS business segment. As of July 4, 2025 substantially all of HomeSafe's operations, including run-off operations, have ceased. We disposed of HomeSafe in the second quarter of fiscal 2025 and determined that this disposal met the requirements to be reported as discontinued operations under ASC Subtopic 205-20 Discontinued Operations. We classified the disposal of HomeSafe as discontinued operations because it represents a strategic shift that significantly impacted our long-term operations plan. As such, the results of HomeSafe are presented as discontinued operations in the accompanying Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for all periods presented.

Financial Information of Discontinued Operations

The key components of net income (loss) attributable to KBR from discontinued operations for the three and six months ended July 4, 2025 and June 28, 2024 were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Dollars in millions
Revenues	$27	$8	$64	$8
Cost of revenues	(40)	(7)	(79)	(7)
Gross profit (loss)	(13)	1	(15)	1
Selling, general and administrative expenses	(22)	—	(27)	—
Loss on disposal (a)	(22)	—	(22)	—
Operating income (loss)	(57)	1	(64)	1
Income (loss) from discontinued operations before income taxes	(57)	1	(64)	1
Provision for income taxes	9	—	10	—
Net income (loss) from discontinued operations, net of tax	(48)	1	(54)	1
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(16)	1	(18)	1
Net loss attributable to KBR from discontinued operations	$(32)	$—	$(36)	$—
(a) Includes $64 million of asset impairments related to property, plant and equipment and write-offs of $30 million in other assets, offset by elimination of $72 million in other liabilities.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's Condensed Consolidated Balance Sheets as of July 4, 2025 and January 3, 2025:

	July 4, 2025	January 3, 2025
Dollars in millions
Assets
Cash and equivalents	$1	$8
Accounts receivable, net of allowance for credit losses	14	5
Contract assets	3	2
Other current assets	12	6
Total current assets of discontinued operations	30	21
Property, plant, and equipment, net of accumulated depreciation	—	52
Other assets	—	26
Total non-current assets of discontinued operations	—	78
Liabilities
Accounts payable	$24	$5
Contract liabilities	—	8
Accrued salaries, wages and benefits	3	2
Other current liabilities	11	—
Total current liabilities of discontinued operations	38	15
Other liabilities	—	69
Total non-current liabilities of discontinued operations	—	69

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

HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. As of July 4, 2025 substantially all of HomeSafe operations, including run-off operations, have ceased. The financial results and financial position of HomeSafe are presented as discontinued operations in the condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented. See Note 17 "Discontinued Operations" to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information. Unless otherwise indicated, any reference to statements of operations items in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.

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

Business Environment and Trends

Mission Technology Outlook
A continuing resolution funding measure has been enacted to finance all U.S. government activities through September 30, 2025, the remainder of the U.S. government's 2025 fiscal year. Under the continuing resolution, partial-year funding at amounts consistent with appropriated levels for fiscal year 2024 are available, subject to certain restrictions, but new spending initiatives are not authorized. Uncertainty continues to exist regarding the 2026 fiscal year budget and the impacts that the new legislative and executive branch will have on the next fiscal year budget. The Administration published its fiscal year 2026 budget request in June 2025. The budget request includes $848 billion in the base budget (discretionary) funding and $113 billion in reconciliation (mandatory) funding. The reconciliation bill H.R. 1 passed the Senate and House, and was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113 billion) for DoD available until September 30, 2029. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, efficiency initiatives by the Department of Government Efficiency, the global security environment, inflationary pressures including tariffs and macroeconomic conditions. Thus far, the directives of the administration and actions of the DOGE have resulted in federal government staff reductions and hiring freezes and may result in delays in contract awards.

Internationally, our government work is performed primarily for the U.K. MoD and the Australian Department of Defence. In June 2025, leaders of the North Atlantic Treaty Organization ("NATO") agreed to invest 5% of their countries' GDP on defense and security-related spending by 2035. Additionally, in June 2025, the Strategic Defence Review was completed in the U.K. with plans to increase defense spending to 2.50% of GDP by 2027 and additional increases in following years to reach defense spending of 3.00% of GDP. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In March 2025, the Australian Minister for Defence announced that the Australian defense budget is expected to increase over the next four years.

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

    Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Mission Technology Solutions

• Sustainable Technology Solutions

Non-core business segment
• Corporate

See additional information on our business segments in Note 2 "Business Segment Information" to our condensed consolidated financial statements. Included in Mission Technology Solutions is the business of LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired on August 30, 2024 and Infrastar Limited acquired on May 17, 2025. See Note 16 "Acquisitions" to our condensed consolidated financial statements for additional information on these acquisitions.

Results of Operations

Three months ended July 4, 2025 compared to the three months ended June 28, 2024

The information below is an analysis of our consolidated results for the three months ended July 4, 2025, compared to the three months ended June 28, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended
	July 4,	June 28,	2025 vs. 2024
Dollars in millions	2025	2024	$	%

Revenues	$1,952	$1,847	$105	6%
Cost of revenues	(1,662)	(1,577)	85	5%
Gross profit	290	270	20	7%
Equity in earnings of unconsolidated affiliates	51	40	11	28%
Selling, general and administrative expenses	(146)	(129)	17	13%
Other	(1)	(1)	—	—%
Operating income	194	180	14	8%
Interest expense	(41)	(32)	9	28%
Other non-operating expense	(8)	(2)	6	n/m
Income from continuing operations before income taxes	145	146	(1)	(1)%
Provision for income taxes	(39)	(40)	(1)	(3)%
Net income from continuing operations	106	106	—	—%
Net income (loss) from discontinued operations, net of tax	(48)	1	(49)	n/m
Net income	58	107	(49)	(46)%
Less: Net income attributable to noncontrolling interests included in continuing operations	1	—	1	n/m
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(16)	1	(17)	n/m
Net income attributable to KBR	$73	$106	$(33)	(31)%

n/m - not meaningful

Revenues. The increase in overall revenue of $105 million, or 6%, to $1,952 million for the three months ended July 4, 2025 is primarily due to the acquisition of LinQuest in our MTS business and increased revenues from engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $20 million, or 7%, was primarily driven by items increasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $11 million to $51 million in earnings for the three months ended July 4, 2025, compared to $40 million in earnings for the three months ended June 28, 2024. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended July 4, 2025 were $17 million higher, a 13% increase compared to the three months ended June 28, 2024, which was primarily driven by additional expenses incurred to support the growth in both our MTS and STS business segments.

Interest expense. The increase in interest expense was primarily driven by increased outstanding debt principal from the three months ended June 28, 2024 to the three months ended July 4, 2025.

Provision for income taxes. The provision for income taxes for income from continuing operations for the three months ended July 4, 2025 and June 28, 2024 reflects a 27% tax rate. The effective tax rate of 27% for the three months ended July 4, 2025 and June 28, 2024, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Net income (loss) from discontinued operations, net of tax. Net income (loss) from discontinued operations, net of tax, was $(48) million and $1 million during the three months ended July 4, 2025 and June 28, 2024, respectively, due to the disposal of HomeSafe.

Net income (loss) attributable to noncontrolling interests included in discontinued operations. Net income (loss) attributable to noncontrolling interests included in discontinued operations was $(16) million and $1 million during the three months ended July 4, 2025 and June 28, 2024, respectively, due to the disposal of HomeSafe.

Results of Operations by Business Segment

	Three Months Ended
	July 4,	June 28,	2025 vs. 2024
Dollars in millions	2025	2024	$	%
Revenues:
Mission Technology Solutions	$1,412	$1,316	$96	7%
Sustainable Technology Solutions	540	531	9	2%
Total revenues	$1,952	$1,847	$105	6%

Operating income (loss):
Mission Technology Solutions	$110	$113	$(3)	(3)%
Sustainable Technology Solutions	123	106	17	16%
Corporate	(39)	(39)	—	—%
Total operating income	$194	$180	$14	8%

Mission Technology Solutions

MTS revenues increased by $96 million, or 7%, to $1,412 million in the three months ended July 4, 2025 compared to $1,316 million in the three months ended June 28, 2024. The increase in revenue is primarily due to the acquisition of LinQuest.
MTS operating income decreased by $3 million, or 3%, to $110 million in the three months ended July 4, 2025 compared to $113 million in the three months ended June 28, 2024. The decrease in operating income is due to increased selling, general and administrative expenses, offset by increased gross profit.

Sustainable Technology Solutions

STS revenues increased by $9 million, or 2%, to $540 million in the three months ended July 4, 2025 compared to $531 million in the three months ended June 28, 2024. The increase in revenue is primarily from engineering and professional services.

STS operating income increased by $17 million, or 16%, to $123 million in the three months ended July 4, 2025 compared to $106 million in the three months ended June 28, 2024. The increase was primarily driven by items discussed above and increased equity in earnings from services on an LNG project.

Results of Operations

Six months ended July 4, 2025 compared to the six months ended June 28, 2024

The information below is an analysis of our consolidated results for the six months ended July 4, 2025 compared to the six months ended June 28, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Six Months Ended
	July 4,	June 28,	2025 vs. 2024
Dollars in millions	2025	2024	$	%

Revenues	$3,970	$3,665	$305	8%
Cost of revenues	(3,380)	(3,147)	233	7%
Gross profit	590	518	72	14%
Equity in earnings of unconsolidated affiliates	93	70	23	33%
Selling, general and administrative expenses	(286)	(250)	36	14%
Other	(1)	8	(9)	n/m
Operating income	396	346	50	14%
Interest expense	(82)	(63)	19	30%
Other non-operating expense	(5)	(8)	(3)	(38)%
Income from continuing operations before income taxes	309	275	34	12%
Provision for income taxes	(82)	(75)	7	9%
Net income from continuing operations	227	200	27	14%
Net income (loss) from discontinued operations, net of tax	(54)	1	(55)	n/m
Net income	173	201	(28)	(14)%
Less: Net income attributable to noncontrolling interests included in continuing operations	2	1	1	100%
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(18)	1	(19)	n/m
Net income attributable to KBR	$189	$199	$(10)	(5)%

n/m - not meaningful

Revenues. The increase in overall revenue of $305 million, or 8%, to $3,970 million for the six months ended July 4, 2025 is primarily due to the acquisition of LinQuest in our MTS business and increased revenues from engineering and professional services in our STS business.

Gross profit. The increase in overall gross profit of $72 million, or 14%, was primarily driven by items increasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $23 million to $93 million in earnings for the six months ended July 4, 2025, compared to $70 million in earnings for the six months ended June 28, 2024. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the six months ended July 4, 2025 were $36 million higher, a 14% increase compared to the six months ended June 28, 2024, which was primarily driven by additional expenses incurred to support the growth in both our MTS and STS business segments.

Interest expense. The increase in interest expense was primarily driven by increased outstanding debt principal from the six months ended June 28, 2024 to the six months ended July 4, 2025.

Provision for income taxes. The provision for income taxes for income from continuing operations for the six months ended July 4, 2025 and June 28, 2024 reflects a 27% tax rate. The effective tax rate of 27%, as compared to the U.S. statutory rate of 21%, for the six months ended July 4, 2025 and June 28, 2024, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Net income (loss) from discontinued operations, net of tax. Net income (loss) from discontinued operations, net of tax, was $(54) million and $1 million during the six months ended July 4, 2025 and June 28, 2024, respectively, due to the disposal of HomeSafe.

Net income (loss) attributable to noncontrolling interests included in discontinued operations. Net income (loss) attributable to noncontrolling interests included in discontinued operations was $(18) million and $1 million during the six months ended July 4, 2025 and June 28, 2024, due to the disposal of HomeSafe.

Results of Operations by Business Segment

	Six Months Ended
	July 4,	June 28,	2025 vs. 2024
Dollars in millions	2025	2024	$	%
Revenues:
Mission Technology Solutions	$2,880	$2,641	$239	9%
Sustainable Technology Solutions	1,090	1,024	66	6%
Total revenues	$3,970	$3,665	$305	8%

Operating income (loss):
Mission Technology Solutions	$231	$219	$12	5%
Sustainable Technology Solutions	242	201	41	20%
Corporate	(77)	(74)	3	4%
Total operating income	$396	$346	$50	14%

Mission Technology Solutions

MTS revenues increased by $239 million, or 9%, to $2,880 million for the six months ended July 4, 2025, compared to $2,641 million for the six months ended June 28, 2024. The increase in revenue is primarily due to the acquisition of LinQuest.
MTS operating income increased by $12 million, or 5%, to $231 million for the six months ended July 4, 2025, compared to $219 million for the six months ended June 28, 2024. The increase in operating income was primarily driven by the growth associated with LinQuest. This growth was offset by a $6 million gain related to the sale of our investment interest in a joint venture during the six months ended June 28, 2024 that did not recur during the six months ended July 4, 2025.

Sustainable Technology Solutions

STS revenues increased by $66 million, or 6%, to $1,090 million for the six months ended July 4, 2025, compared to $1,024 million for the six months ended June 28, 2024. This increase is primarily driven by increased revenues from engineering and professional services.

STS operating income increased by $41 million, or 20%, to $242 million for the six months ended July 4, 2025, compared to $201 million for the six months ended June 28, 2024. The increase in operating income is primarily due to the items discussed above and increased equity in earnings from services on an LNG project.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at July 4, 2025 and January 3, 2025.

The following table summarizes our backlog by business segment as of July 4, 2025, and January 3, 2025, respectively. The disposal of HomeSafe met the requirements to be reported as discontinued operations. Backlog as of July 4, 2025 and January 3, 2025 does not include any amounts related to HomeSafe.

	July 4,	January 3,
Dollars in millions	2025	2025
Mission Technology Solutions	$12,972	$12,642
Sustainable Technology Solutions	3,725	3,963
Total backlog	$16,697	$16,605
Award options	4,873	3,975
Total backlog and options	$21,570	$20,580

We estimate that as of July 4, 2025, 34% of our backlog will be executed within one year. Of this amount, we estimate that 88% will be recognized in revenues on our condensed consolidated statement of operations and 12% will be recorded by our unconsolidated joint ventures. As of July 4, 2025, $175 million of our backlog relates to active contracts that are in a loss position.

As of July 4, 2025, 14% of our backlog was attributable to fixed-price contracts, 41% was attributable to PFIs, 27% was attributable to cost-reimbursable contracts and 18% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of July 4, 2025, $9.5 billion of our MTS backlog was currently funded by our customers.

As of July 4, 2025, we had approximately $4.9 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $16.7 billion and the remaining performance obligations as defined by ASC 606 of $13.1 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of July 4, 2025, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $403 million at July 4, 2025, and $342 million at January 3, 2025, and consisted of the following:

	July 4,	January 3,
Dollars in millions	2025	2025
Domestic U.S. cash	$131	$24
International cash	154	207
Joint venture and Aspire Defence project cash	118	111
Total	$403	$342
Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $11 million and $12 million held by our wholly owned captive insurance company as of July 4, 2025 and January 3, 2025, respectively, which is generally not available to KBR to support its other operations.

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

As of July 4, 2025, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	July 4,	June 28,
Dollars in millions	2025	2024
Cash flows provided by operating activities - continuing operations	$308	$256
Cash flows (used in) provided by investing activities - continuing operations	(24)	19
Cash flows used in financing activities - continuing operations	(219)	(158)
Total cash flows from discontinued operations	(31)	(6)
Effect of exchange rate changes on cash	20	(1)
Increase in cash and cash equivalents	$54	$110

Operating Activities - continuing operations. Cash provided by operations totaled $308 million and $256 million for the six months ended July 4, 2025 and June 28, 2024, respectively, as compared to net income from continuing operations of $227 million and $200 million for the six months ended July 4, 2025 and June 28, 2024, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

During the six months ended July 4, 2025, cash flows increased primarily due to the resolution of an outstanding unapproved change order within our Mission Technology Solutions segment. Additionally, there were increases in distributions of earnings from unconsolidated affiliates and decreases in pension funding that resulted in additional operating cash flows. These increases were offset primarily by changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities - continuing operations. Cash used in investing activities totaled $24 million for the six months ended July 4, 2025 primarily due to $16 million of capital expenditures and $11 million related to the acquisition of Infrastar Limited. This was offset by a return of equity method investment of $3 million associated with a joint venture in our STS segment.

Cash provided by investing activities totaled $19 million for the six months ended June 28, 2024. In 2024, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund. Additionally, we received $6 million from the sale of our investment interest in a joint venture within our MTS segment. This was offset by $24 million in capital expenditures.

Financing Activities - continuing operations. Cash used in financing activities totaled $219 million for the six months ended July 4, 2025. The primary uses of cash in financing activities were $323 million in payments on the Revolver, $13 million in payments on on our Term Loan A, $5 million in payments on our Term Loan B, $198 million for the repurchase of common stock under our share repurchase program, $6 million for the repurchase of common stock under our "withhold to cover" program and $41 million of dividend payments to common shareholders. These decreases were offset by $373 million in borrowings on our Revolver.

Cash used in financing activities totaled $158 million for the six months ended June 28, 2024. The primary uses of cash in financing activities were $81 million of principal payments related to our Senior Credit Facility, $13 million in payments on the Revolver, $146 million for the repurchase of common stock under our share repurchase program and $12 million for the repurchase of common stock under our "withhold to cover" program. Cash used in financing activities also included $33 million payment for the settlement of warrants, $39 million of dividend payments to common shareholders and $16 million in debt issuance costs associated with Amendment No. 11 and No. 12 to our Credit Agreement for our Senior Credit Facility. These decreases were offset by $168 million in borrowings on our Revolver and $24 million in borrowings associated with Amendment No. 11 to our Credit Agreement.

Cash flows from discontinued operations. Cash flows from discontinued operations are associated with the disposal of HomeSafe. Cash used in operations totaled $27 million for the six months ended July 4, 2025 and cash provided by operations totaled $5 million for the six months ended June 28, 2024. Changes in HomeSafe's working capital accounts were the primary components of operating cash flows for the six months ended July 4, 2025 and June 28, 2024. Cash used in investing activities totaled $12 million and $11 million for the six months ended July 4, 2025 and June 28, 2024, respectively, which is related to capital expenditures. Cash provided by financing activities totaled $8 million for the six months ended July 4, 2025 due to investments from the noncontrolling interest partner. See Note 17 "Discontinued Operations" for additional information.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $115 million (calculated as the difference between the fair value of plan assets and the projected benefit obligation as of July 4, 2025) for our frozen U.K. defined benefit pension plan. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the three months ended July 4, 2025. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG under a Master Accounts Receivable Purchase Agreement, which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility to meet our capital needs. Refer to Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on our sales of receivables.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of July 4, 2025, we had no material guarantees of the work or obligations of third parties recorded.

As of July 4, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $490 million of bilateral and uncommitted lines of credit. As of July 4, 2025, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $490 million of bilateral and uncommitted lines of credit, we had utilized $271 million for letters of credit as of July 4, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $810 million as of July 4, 2025, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these balance sheet hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $5 million and $2 million during the six months ended July 4, 2025 and June 28, 2024, respectively, in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of July 4, 2025. Information relating to fair value measurements is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $395 million of borrowings issued under the Revolver as of July 4, 2025. Additionally, we had $1,992 million outstanding under the term loan portions of the Senior Credit Facility as of July 4, 2025. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the six months ended July 4, 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at July 4, 2025*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£107	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030
*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at July 4, 2025 was a $22 million net asset, of which $17 million is included in other current assets, $6 million is included in other assets and $1 million is included in other liabilities. Information relating to our portfolio of interest rate swaps is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At July 4, 2025, we had fixed rate debt aggregating $1,819 million and variable rate debt aggregating $818 million, after taking into account the effects of the interest rate swaps that were effective at July 4, 2025. Our weighted average interest rate net of the impact from our swap agreements for the six months ended July 4, 2025 was 5.04%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of July 4, 2025.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended July 4, 2025, we implemented a new enterprise resource planning system in certain KBR regions and made changes to related internal controls. There have been no other changes in our internal control over financial reporting during the three months ended July 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of July 4, 2025, $552 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended July 4, 2025 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 5, 2025 - May 2, 2025	—	$—	—	$600,060,197
May 3, 2025 - May 30, 2025	568,170	$52.85	567,371	$570,071,881
May 31, 2025 - July 4, 2025	345,130	$52.50	342,685	$552,079,064
Total	913,300	$52.72	910,056	$552,079,064

(1)Included within the shares repurchased herein are 3,244 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $51.95 per share.

Item 5. Other Information

During the three months ended July 4, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of KBR, Inc. (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed May 19, 2025; File No. 001-33146)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended July 4, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Shad E. Evans
Mark W. Sopp	Shad E. Evans
Executive Vice President and Chief Financial Officer	Senior Vice President of Financial Operations and Interim Chief Accounting Officer

Dated: July 31, 2025                      Dated: July 31, 2025