Form 10-Q
period 2025-10-03
KBR, INC.
filed 2025-10-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2025
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

As of October 22, 2025, there were 126,989,628 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "plan," "expect" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include information concerning our possible or assumed future financial performance and results of operations, and include information related to the proposed spin-off of our Mission Technology Solutions business into a stand-alone, publicly traded company.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024

Revenues	$1,931	$1,937	$5,901	$5,602
Cost of revenues	(1,661)	(1,647)	(5,041)	(4,794)
Gross profit	270	290	860	808
Equity in earnings of unconsolidated affiliates	70	27	163	97
Selling, general and administrative expenses	(149)	(140)	(435)	(390)
Other	—	(4)	(1)	4
Operating income	191	173	587	519
Interest expense	(39)	(37)	(121)	(100)
Other non-operating expense	—	(2)	(5)	(10)
Income from continuing operations before income taxes	152	134	461	409
Provision for income taxes	(34)	(32)	(116)	(107)
Net income from continuing operations	118	102	345	302
Net income (loss) from discontinued operations, net of tax	(1)	—	(55)	1
Net income	117	102	290	303
Less: Net income attributable to noncontrolling interests included in continuing operations	2	2	4	3
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	—	—	(18)	1
Net income attributable to KBR	$115	$100	$304	$299

Net income attributable to KBR per share
Basic earnings per share from continuing operations	$0.91	$0.75	$2.62	$2.22
Basic loss per share from discontinued operations	$(0.01)	$—	$(0.29)	$—
Basic earnings per share attributable to KBR	$0.90	$0.75	$2.33	$2.22

Diluted earnings per share from continuing operations	$0.91	$0.75	$2.62	$2.22
Diluted loss per share from discontinued operations	$(0.01)	$—	$(0.29)	$—
Diluted earnings per share attributable to KBR	$0.90	$0.75	$2.33	$2.22

Basic weighted average common shares outstanding	128	133	130	$134
Diluted weighted average common shares outstanding	128	133	130	$134
Cash dividends declared per share	$0.165	$0.150	$0.495	$0.450
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
Net income	$117	$102	$290	$303
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	47	66	39
Pension and post-retirement benefits	1	2	4	5
Changes in fair value of derivatives	(9)	(27)	(24)	(16)
Other comprehensive income (loss)	(30)	22	46	28
Income tax (expense) benefit:
Pension and post-retirement benefits	—	(1)	(1)	(1)
Changes in fair value of derivatives	2	5	5	3
Income tax benefit	2	4	4	2
Other comprehensive income (loss), net of tax	(28)	26	50	30
Comprehensive income	89	128	340	333
Less: Comprehensive income attributable to noncontrolling interests included in continuing operations	2	2	4	3
Less: Comprehensive income (loss) attributable to noncontrolling interests included in discontinued operations	—	—	(18)	1
Comprehensive income attributable to KBR	$87	$126	$354	$329
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	October 3, 2025	January 3, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$539	$342
Accounts receivable, net of allowance for credit losses of $7 and $9, respectively	1,122	1,066
Contract assets	247	271
Other current assets	160	173
Current assets of discontinued operations	17	21
Total current assets	2,085	1,873
Pension Assets	126	82
Property, plant, and equipment, net of accumulated depreciation of $500 and $474 (including net PPE of $5 and $5 owned by a variable interest entity), respectively	225	237
Operating lease right-of-use assets	228	203
Goodwill	2,674	2,630
Intangible assets, net of accumulated amortization of $486 and $427, respectively	740	763
Equity in and advances to unconsolidated affiliates	104	192
Deferred income taxes	150	209
Other assets	317	396
Non-current assets of discontinued operations	—	78
Total Assets	$6,649	$6,663
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$733	$772
Contract liabilities	334	328
Accrued salaries, wages and benefits	385	351
Current maturities of long-term debt	46	36
Other current liabilities	249	280
Current liabilities of discontinued operations	24	15
Total current liabilities	1,771	1,782
Employee compensation and benefits	139	135
Income tax payable	85	122
Deferred income taxes	86	83
Long-term debt	2,558	2,533
Operating lease liabilities	245	228
Other liabilities	296	244
Non-current liabilities of discontinued operations	—	69
Total liabilities	5,180	5,196
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,840,316 and 182,469,230 shares issued, and 126,989,628 and 132,435,609 shares outstanding, respectively	—	—
PIC	2,546	2,526
Retained earnings	1,607	1,367
Treasury stock, 55,850,688 shares and 50,033,621 shares, at cost, respectively	(1,793)	(1,494)
AOCL	(896)	(946)
Total KBR shareholders' equity	1,464	1,453
Noncontrolling interests	5	14
Total shareholders' equity	1,469	1,467
Total liabilities and shareholders’ equity	$6,649	$6,663
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at July 4, 2025	$1,489	$2,539	$1,513	$(1,697)	$(868)	$2
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(21)	—	(21)	—	—	—
Repurchases of common stock	(100)	—	—	(100)	—	—
Issuance of ESPP shares	7	2	—	5	—	—
Investments by noncontrolling interests	2	—	—	—	—	2
Other	(2)	—	—	(1)	—	(1)
Net income	117	—	115	—	—	2
Other comprehensive loss, net of tax	(28)	—	—	—	(28)	—
Balance at October 3, 2025	$1,469	$2,546	$1,607	$(1,793)	$(896)	$5

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
Share-based compensation	15	15	—	—	—	—
Dividends declared to shareholders ($0.495/share)	(64)	—	(64)	—	—	—
Repurchases of common stock	(304)	—	—	(304)	—	—
Issuance of ESPP shares	13	5	—	8	—	—
Investments by noncontrolling interests	10	—	—	—	—	10
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(4)	—	—	(3)	—	(1)
Net income (loss)	290	—	304	—	—	(14)
Other comprehensive income, net of tax	50	—	—	—	50	—
Balance at October 3, 2025	$1,469	$2,546	$1,607	$(1,793)	$(896)	$5

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at June 28, 2024	$1,411	$2,519	$1,231	$(1,437)	$(911)	$9
Share-based compensation	5	5	—	—	—	—
Common stock issued upon exercise of stock options	1	1	—	—	—	—
Dividends declared to shareholders ($0.150/share)	(20)	—	(20)	—	—	—
Repurchases of common stock	(9)	—	—	(9)	—	—
Issuance of ESPP shares	5	3	—	2	—	—
Acquisition of noncontrolling interests	(10)	(8)	—	—	—	(2)
Other	3	—	—	1	—	2
Net income	102	—	100	—	—	2
Other comprehensive income, net of tax	26	—	—	—	26	—
Balance at September 27, 2024	$1,514	$2,520	$1,311	$(1,443)	$(885)	$11

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	16	16	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.450/share)	(60)	—	(60)	—	—	—
Repurchases of common stock	(167)	—	—	(167)	—	—
Issuance of ESPP shares	9	5	—	4	—	—
Acquisition of noncontrolling interests	(10)	(8)	—	—	—	(2)
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	1	—	—	(1)	—	2
Net income	303	—	299	—	—	4
Other comprehensive income, net of tax	30	—	—	—	30	—
Balance at September 27, 2024	$1,514	$2,520	$1,311	$(1,443)	$(885)	$11
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$290	$303
Less: Net (income) loss from discontinued operations, net of tax	55	(1)
Net income from continuing operations	345	302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129	112
Equity in earnings of unconsolidated affiliates	(163)	(97)
Deferred income tax	50	23
Gain on disposition of assets	(2)	(6)
Other	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	(40)	(3)
Contract assets	29	(30)
Accounts payable	(52)	94
Contract liabilities	(1)	9
Accrued salaries, wages and benefits	41	31
Payments on operating lease obligation	(62)	(52)
Payments from unconsolidated affiliates, net	10	5
Distributions of earnings from unconsolidated affiliates	163	123
Pension funding	(2)	(30)
Other assets and liabilities	61	(68)
Total cash flows provided by operating activities - continuing operations	$506	$409
Cash flows from investing activities:
Purchases of property, plant and equipment	$(24)	$(36)
Proceeds from sale of assets or investments	2	6
Return of equity method investments, net	82	36
Acquisition of businesses, net of cash acquired	(13)	(739)
Funding in other investment	—	(5)
Other	—	5
Total cash flows provided by (used in) investing activities - continuing operations	$47	$(733)
Cash flows from financing activities:
Borrowings on long-term debt	$—	$574
Borrowings on Revolver	555	343
Payments on short-term and long-term debt	(27)	(81)
Payments on Revolver	(505)	(63)
Payments to repurchase common stock	(304)	(167)
Payments on settlement of warrants	—	(33)
Debt Issuance Costs	—	(18)
Acquisition of noncontrolling interest	—	(10)
Payments of dividends to shareholders	(63)	(59)
Other	(6)	(11)
Total cash flows provided by (used in) financing activities - continuing operations	$(350)	$475
Total operating cash flows from discontinued operations	(31)	13
Total investing cash flows from discontinued operations	(12)	(18)
Total financing cash flows from discontinued operations	10	—
Total cash flows from discontinued operations	$(33)	$(5)
Effect of exchange rate changes on cash	19	12
Increase in cash and cash equivalents	189	158
Cash and cash equivalents at beginning of period	350	304
Cash and cash equivalents at end of period	$539	$462
Less: cash and cash equivalents of discontinued operations	—	16
Cash and cash equivalents at end of period for continuing operations	$539	$446
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$21	$20
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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of October 3, 2025, the results of our operations for the three and nine months ended October 3, 2025 and September 27, 2024, respectively, and our cash flows for the nine months ended October 3, 2025 and September 27, 2024, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2024 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform with current period presentation. The Company's fiscal year ends on the Friday closest to December 31. The three months ended October 3, 2025 and September 27, 2024 contained 91 days, and the nine months ended October 3, 2025 and September 27, 2024 contained 273 days.

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

Operations by Reportable Segment

	Three Months Ended October 3, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,406	$525	$—	$1,931
Cost of revenues	(1,228)	(433)	—	(1,661)
Gross profit	178	92	—	270
Equity in earnings of unconsolidated affiliates	8	62	—	70
Selling, general and administrative expenses	(73)	(36)	(40)	(149)
Other	1	—	(1)	—
Operating income (loss)	114	118	(41)	191
Interest expense	—	—	(39)	(39)
Other non-operating income (expense)	(2)	1	1	—
Income (loss) from continuing operations before income taxes	112	119	(79)	152
Provision for income taxes	—	—	(34)	(34)
Net income (loss) from continuing operations	112	119	(113)	118
Less: Net income attributable to noncontrolling interests included in continuing operations	—	2	—	2
Net income (loss) attributable to KBR from continuing operations	$112	$117	$(113)	$116
Supplemental Disclosures:
Depreciation and amortization	$29	$7	$7	$43
Purchases of property, plant, and equipment	$(7)	$—	$(1)	$(8)

	Three Months Ended September 27, 2024
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,406	$531	$—	$1,937
Cost of revenues	(1,226)	(421)	—	(1,647)
Gross profit	180	110	—	290
Equity in earnings of unconsolidated affiliates	9	18	—	27
Selling, general and administrative expenses	(73)	(25)	(42)	(140)
Other	(2)	1	(3)	(4)
Operating income (loss)	114	104	(45)	173
Interest expense	—	—	(37)	(37)
Other non-operating expense	(1)	—	(1)	(2)
Income (loss) from continuing operations before income taxes	113	104	(83)	134
Provision for income taxes	—	—	(32)	(32)
Net income (loss) from continuing operations	113	104	(115)	102
Less: Net income attributable to noncontrolling interests included in continuing operations	2	—	—	2
Net income (loss) attributable to KBR from continuing operations	$111	$104	$(115)	$100
Supplemental Disclosures:
Depreciation and amortization	$26	$7	$8	$41
Purchases of property, plant, and equipment	$(8)	$(1)	$(3)	$(12)

	Nine Months Ended October 3, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$4,286	$1,615	$—	$5,901
Cost of revenues	(3,742)	(1,299)	—	(5,041)
Gross profit	544	316	—	860
Equity in earnings of unconsolidated affiliates	23	140	—	163
Selling, general and administrative expenses	(224)	(96)	(115)	(435)
Other	2	—	(3)	(1)
Operating income (loss)	345	360	(118)	587
Interest expense	—	—	(121)	(121)
Other non-operating income (expense)	(5)	2	(2)	(5)
Income (loss) from continuing operations before income taxes	340	362	(241)	461
Provision for income taxes	—	—	(116)	(116)
Net income (loss) from continuing operations	340	362	(357)	345
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(1)	5	—	4
Net income (loss) attributable to KBR from continuing operations	$341	$357	$(357)	$341
Supplemental Disclosures:
Depreciation and amortization	$88	$21	$20	$129
Purchases of property, plant, and equipment	$(18)	$(1)	$(5)	$(24)
Total Assets as of October 3, 2025	$4,494	$1,116	$1,039	$6,649

	Nine Months Ended September 27, 2024
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$4,047	$1,555	$—	$5,602
Cost of revenues	(3,544)	(1,250)	—	(4,794)
Gross profit	503	305	—	808
Equity in earnings of unconsolidated affiliates	25	72	—	97
Selling, general and administrative expenses	(199)	(72)	(119)	(390)
Other	4	—	—	4
Operating income (loss)	333	305	(119)	519
Interest expense	—	—	(100)	(100)
Other non-operating income (expense)	—	1	(11)	(10)
Income (loss) from continuing operations before income taxes	333	306	(230)	409
Provision for income taxes	—	—	(107)	(107)
Net income (loss) from continuing operations	333	306	(337)	302
Less: Net income attributable to noncontrolling interests included in continuing operations	—	3	—	3
Net income (loss) attributable to KBR from continuing operations	$333	$303	$(337)	$299
Supplemental Disclosures:
Depreciation and amortization	$71	$19	$22	$112
Purchases of property, plant, and equipment	$(23)	$(3)	$(10)	$(36)
Total Assets as of January 3, 2025	$4,534	$1,182	$947	$6,663

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, customer type, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
Dollars in millions	2025	2024	2025	2024
Mission Technology Solutions
Science & Space	$292	$308	$877	$897
Defense & Intel	814	712	2,418	2,034
Readiness & Sustainment	300	386	991	1,116
Total Mission Technology Solutions	1,406	1,406	4,286	4,047

Sustainable Technology Solutions	525	531	1,615	1,555

Total revenue	$1,931	$1,937	$5,901	$5,602

Revenue by customer type was as follows:

	Three Months Ended October 3, 2025			Nine Months Ended October 3, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$832	$—	$832	$2,594	$—	$2,594
U.S. Government Federal Civilian Clients	274	—	274	828	—	828
International Government Clients	236	—	236	678	—	678
Commercial and Infrastructure Clients	64	525	589	186	1,615	1,801
Total revenue	$1,406	$525	$1,931	$4,286	$1,615	$5,901

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$835	$—	$835	$2,362	$—	$2,362
U.S. Government Federal Civilian Clients	288	—	288	836	—	836
International Government Clients	220	—	220	660	—	660
Commercial and Infrastructure Clients	63	531	594	189	1,555	1,744
Total revenue	$1,406	$531	$1,937	$4,047	$1,555	$5,602

Revenue by geographic destination was as follows:

Dollars in millions	Three Months Ended October 3, 2025			Nine Months Ended October 3, 2025
Total by Countries/Regions	MTS	STS	Total	MTS	STS	Total
United States	$938	$102	$1,040	$2,902	$357	$3,259
Europe	343	54	397	1,013	197	1,210
Middle East	28	172	200	93	490	583
Australia	62	87	149	168	250	418
Africa	20	44	64	56	128	184
Asia	2	28	30	15	96	111
Other countries	13	38	51	39	97	136
Total revenue	$1,406	$525	$1,931	$4,286	$1,615	$5,901

Dollars in millions	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
Total by Countries/Regions	MTS	STS	Total	MTS	STS	Total
United States	$896	$136	$1,032	$2,535	$392	$2,927
Europe	400	68	468	1,183	211	1,394
Middle East	25	153	178	78	453	531
Australia	53	81	134	150	241	391
Africa	17	30	47	50	96	146
Asia	1	36	37	7	86	93
Other countries	14	27	41	44	76	120
Total revenue	$1,406	$531	$1,937	$4,047	$1,555	$5,602

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three Months Ended October 3, 2025			Nine Months Ended October 3, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
Cost Reimbursable	$823	$—	$823	$2,567	$—	$2,567
Time-and-Materials	238	335	573	725	1,054	1,779
Fixed Price	345	190	535	994	561	1,555
Total revenue	$1,406	$525	$1,931	$4,286	$1,615	$5,901

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
Dollars in millions	MTS	STS	Total	MTS	STS	Total
Cost Reimbursable	$898	$—	$898	$2,581	$—	$2,581
Time-and-Materials	226	337	563	634	990	1,624
Fixed Price	282	194	476	832	565	1,397
Total revenue	$1,406	$531	$1,937	$4,047	$1,555	$5,602

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $3 million and $24 million for the three months ended October 3, 2025 and September 27, 2024, respectively, and $31 million and $46 million for the nine months ended October 3, 2025 and September 27, 2024, respectively.

On October 3, 2025, we had $13.5 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 37% of our remaining performance obligations as revenue within one year, 39% in years two through five and 24% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of October 3, 2025.

We recognized revenue of $228 million and $256 million for the nine months ended October 3, 2025 and September 27, 2024, respectively, which was previously included in the contract liability balance at the beginning of each period.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. During the three and nine months ended October 3, 2025 we recognized a favorable change in operating income of $40 million and $107 million, respectively, as a result of changes in estimates on an LNG project.

Accounts Receivable

	October 3,	January 3,
Dollars in millions	2025	2025
Unbilled	$547	$525
Trade & other	575	541
Accounts receivable	$1,122	$1,066

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

The components of our cash and cash equivalents balance are as follows:

	October 3, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$189	$204	$393
Short-term investments (c)	16	9	25
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	121	—	121
Total	$326	$213	$539

	January 3, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$199	$14	$213
Short-term investments (c)	8	10	18
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	110	1	111
Total	$317	$25	$342

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly owned captive insurance company of $16 million as of October 3, 2025 and $12 million as of January 3, 2025 which is generally not available to KBR to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $90 million and $83 million as of October 3, 2025 and January 3, 2025, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

	Nine Months Ended
	October 3,	September 27,
Dollars in millions	2025	2024
Amounts included in project estimates-at-completion at beginning of fiscal year	$104	$74
Net increase in project estimates	64	53
Approved change orders	(128)	—
Ending balance of amounts included in project estimates-at-completion	$40	$127
Amounts recognized over time based on progress	$33	$112

The balance as of October 3, 2025 relates to estimated recoveries of claims associated with certain U.S. government projects in our Mission Technology Solutions segment. During the nine months ended October 3, 2025, a resolution was reached regarding an outstanding unapproved change order within our Mission Technology Solutions segment for $128 million.

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs. The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Nine Months Ended	Year ended
	October 3,	January 3,
	2025	2025
Dollars in millions
Beginning balance	$192	$206
Equity in earnings of unconsolidated affiliates	163	107
Distributions of earnings of unconsolidated affiliates (a)	(124)	(202)
Payments from unconsolidated affiliates, net	(10)	(9)
Return of equity method investments, net (b)	(82)	(36)
Foreign currency translation adjustments	4	(2)
Other (c)	(39)	128
Ending balance	$104	$192

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows. During the year ended January 3, 2025, a joint venture within our STS segment declared a distribution of earnings of $39 million that was not received by KBR until the nine months ended October 3, 2025.
(b)During the nine months ended October 3, 2025, we received a return of investment from BRIS of approximately $82 million. On October 6, 2025, our joint venture partner in BRIS sold its ownership interest to a third party. Prior to the closing of this sale, funds were distributed by BRIS during the nine months ended October 3, 2025 to return capital to its owners. Of the funds distributed, KBR received $79 million which has been reflected as a “return of equity method investment, net” within the Investing section of our Condensed Consolidated Statement of Cash Flows. During the year ended January 3, 2025, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund.
(c)During the nine months ended October 3, 2025, Other included a reduction to the net liability position of $39 million related to a joint venture within our STS business segment. During the year ended January 3, 2025, Other included the reclassification of the net liability position of $128 million related to joint ventures within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three and nine months ended October 3, 2025, our revenues included $172 million and $535 million, respectively, and for the three and nine months ended September 27, 2024, our revenues included $190 million and $534 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of October 3, 2025 and January 3, 2025 are as follows:

	October 3,	January 3,
Dollars in millions	2025	2025
Accounts receivable, net of allowance for credit losses	$74	$96
Contract liabilities	$52	$68

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three and nine months ended October 3, 2025 and September 27, 2024, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
Dollars in millions	2025	2024	2025	2024
Components of net periodic pension benefit
Interest cost	$16	$15	$46	$45
Expected return on plan assets	(29)	(28)	(83)	(84)
Amortization of prior service cost	—	1	1	1
Recognized actuarial loss	1	—	3	2
Net periodic pension benefit	$(12)	$(12)	$(33)	$(36)

In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the nine months ended October 3, 2025. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	October 3, 2025	January 3, 2025
Term Loan A	$995	$1,006
Term Loan B	985	993
Senior Notes	250	250
Revolver	395	345
Unamortized debt issuance costs and discounts	(21)	(25)
Total debt	2,604	2,569
Less: current portion	46	36
Total long-term debt, net of current portion	$2,558	$2,533

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

We had cash borrowings of $555 million on our Revolver that occurred during the nine months ended October 3, 2025. We had cash repayments of $505 million on our Revolver, $20 million on our Term Loan A and $7 million on our Term Loan B that occurred during the nine months ended October 3, 2025. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of October 3, 2025, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of October 3, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $489 million of bilateral and uncommitted lines of credit. As of October 3, 2025, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $489 million of bilateral and uncommitted lines of credit, we had utilized $266 million for letters of credit as of October 3, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $814 million as of October 3, 2025, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $88 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 25% and 26% on income from continuing operations for the nine months ended October 3, 2025 and September 27, 2024, respectively. The effective tax rate for the nine months ended October 3, 2025 and September 27, 2024 as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

During the nine months ended October 3, 2025, the effective tax rate was also affected by a resolution reached with tax authorities regarding the jurisdiction of taxable income in certain tax years prior to 2016. As a result of this resolution, we released previously reserved uncertain tax positions and recognized additional tax positions regarding the jurisdiction of taxable income in tax years after 2016.

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

The valuation allowance for deferred tax assets as of October 3, 2025 and January 3, 2025 was $139 million and $142 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $71 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $990 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions included in other liabilities and deferred income taxes on our condensed consolidated balance sheets as of October 3, 2025 and January 3, 2025 was $78 million and $85 million, respectively.

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our MTS business in the amounts of $42 million as of October 3, 2025 and $41 million as of January 3, 2025, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In June 2025, the appellate court affirmed the judgment in KBR’s favor and then, in July 2025, denied FKTC’s petition for a rehearing en banc. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. There are upcoming hearings in the Kuwaiti proceedings, during which KBR is expected to raise its jurisdictional defenses. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of October 3, 2025.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)
Other comprehensive income (loss) adjustments before reclassifications	66	—	(6)	60
Amounts reclassified from AOCL	—	3	(13)	(10)
Net other comprehensive income (loss)	66	3	(19)	50
Balance at October 3, 2025	$(254)	$(652)	$10	$(896)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income adjustments before reclassifications	39	1	5	45
Amounts reclassified from AOCL	—	3	(18)	(15)
Net other comprehensive income (loss)	39	4	(13)	30
Balance at September 27, 2024	$(261)	$(640)	$16	$(885)

Reclassifications out of AOCL, net of tax, by component

	Nine Months Ended
	October 3,	September 27,	Affected line item on the Condensed Consolidated Statements of Operations
Dollars in millions	2025	2024
Accumulated pension liability adjustments
Amortization of prior service cost	$(1)	$(1)	See (a) below
Recognized actuarial loss	(3)	(2)	See (a) below
Tax benefit	1	—	Provision for income taxes
Net pension and post-retirement benefits	$(3)	$(3)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$17	$22	Interest Expense
Tax expense	(4)	(4)	Provision for income taxes
Net changes in fair value of derivatives	$13	$18	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 7 "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

        On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of October 3, 2025, $452 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withheld to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three Months Ended October 3, 2025			Nine Months Ended October 3, 2025
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	2,024,772	$49.37	$100	5,943,915	$50.12	$298
Withhold to cover shares	2,037	49.83	—	118,964	49.07	6
Total	2,026,809	$49.37	$100	6,062,879	$50.10	$304

	Three Months Ended September 27, 2024			Nine Months Ended September 27, 2024
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	117,066	$64.04	$8	2,455,421	$62.71	$154
Withhold to cover shares	20,237	64.10	1	215,648	59.73	13
Total	137,303	$64.05	$9	2,671,069	$62.47	$167

Note 14. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method for all other instruments.

A summary of the basic and diluted net income per share calculations is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
Shares in millions	2025	2024	2025	2024
Net income attributable to KBR from continuing operations:
Net income from continuing operations	$118	$102	$345	$302
Less: Net income attributable to noncontrolling interests included in continuing operations	2	2	4	3
Net income attributable to KBR from continuing operations	116	100	341	299
Less: Earnings allocable to participating securities	—	—	1	1
Basic net income attributable to KBR from continuing operations	116	100	340	298
Diluted net income attributable to KBR from continuing operations	$116	$100	$340	$298
Net income (loss) attributable to KBR from discontinued operations:
Net income (loss) from discontinued operations, net of tax	$(1)	$—	$(55)	$1
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	—	—	(18)	1
Net loss attributable to KBR from discontinued operations	(1)	—	(37)	—
Basic net loss attributable to KBR from discontinued operations	(1)	—	(37)	—
Diluted net loss attributable to KBR from discontinued operations	$(1)	$—	$(37)	$—

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	128	133	130	134
Diluted weighted average common shares outstanding	128	133	130	134

Net income (loss) attributable to KBR per share:
Basic earnings (loss) per share
Continuing operations	$0.91	$0.75	$2.62	$2.22
Discontinued operations	$(0.01)	$—	$(0.29)	$—
Total basic earnings per share attributable to KBR	$0.90	$0.75	$2.33	$2.22
Diluted earnings (loss) per share
Continuing operations	$0.91	$0.75	$2.62	$2.22
Discontinued operations	$(0.01)	$—	$(0.29)	$—
Total diluted earnings per share attributable to KBR	$0.90	$0.75	$2.33	$2.22

The diluted net income (loss) attributable to KBR per share calculation excluded the following weighted-average potential common shares related to our stock options and restricted stock awards because their inclusion would have been anti-dilutive: 0.3 million for the three and nine months ended October 3, 2025 and 0.2 million for the three and nine months ended September 27, 2024.

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

		October 3, 2025		January 3, 2025
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$995	$995	$1,006	$1,006
Term Loan B	Level 2	985	987	993	996
Senior Notes	Level 2	250	247	250	240
Revolver	Level 2	395	395	345	345

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

Foreign currency risk. We conduct business globally in numerous currencies and are therefore exposed to foreign currency fluctuations. We may use derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not use derivative instruments for speculative trading purposes. We generally utilize foreign currency exchange forwards and option contracts to hedge exposures associated with forecasted future cash flows, to hedge exposures present on our balance sheet and to mitigate certain operational exposures.

As of October 3, 2025, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet and operational exposures was $81 million, all of which had durations of 54 days or less. The fair value of our balance sheet hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at October 3, 2025, and January 3, 2025. The fair values of these derivatives are considered Level 2 under ASC 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
Dollars in millions	2025	2024	2025	2024
Balance Sheet Hedges - Fair Value	$—	$(1)	$(2)	$(2)
Balance Sheet Position - Remeasurement	1	(2)	(2)	(3)
Net gain (loss)	$1	$(3)	$(4)	$(5)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the nine months ended October 3, 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at October 3, 2025*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£105	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at October 3, 2025 was a $13 million net asset, of which $13 million is included in other current assets, $3 million is included in other assets and $3 million is included in other liabilities. The unrealized net gain on these interest rate swaps was $13 million and is included in AOCL as of October 3, 2025. The fair value of the interest rate swaps at January 3, 2025 was a $37 million net asset, of which $19 million is included in other current assets and $18 million is included in other assets. The unrealized net gains on these interest rate swaps was $37 million and is included in AOCL as of January 3, 2025.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the nine months ended October 3, 2025, we derecognized $1,937 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $1,897 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income (expense) on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Nine Months Ended
Dollars in millions	October 3, 2025	September 27, 2024
Beginning balance	$106	$135
Sale of receivables	1,937	2,324
Settlement of receivables	(1,978)	(2,318)
Cash collected, not yet remitted	—	(39)
Outstanding balances sold to financial institutions	$65	$102

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $135 million and $126 million at October 3, 2025 and January 3, 2025, respectively.

Note 16. Acquisitions

Infrastar Limited

On May 17, 2025, we acquired Infrastar Limited for $35 million, which consisted of $15 million of cash and contingent consideration with an estimated fair value of $20 million that is contingent upon the achievement of certain performance targets through May 2027. The contingent consideration could result in cash payments aggregating up to approximately $24 million. Within our MTS segment, as of October 3, 2025, we recognized $2 million of cash, $11 million of intangible assets related to customer relationships and goodwill of $24 million primarily related to future growth opportunities. As of October 3, 2025, the estimated fair values of net assets acquired were preliminary. During the three months ended October 3, 2025, we recorded a measurement period adjustment to the preliminary fair values initially recorded on May 17, 2025 and reported within KBR's quarterly report on Form 10-Q for the period ended July 4, 2025. The measurement period adjustment was a decrease to cash of $2 million and an increase to Goodwill of $2 million. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

LinQuest Corporation

On August 30, 2024, we acquired LinQuest for $739 million in cash net of cash acquired, subject to certain working capital, net debt and other post-closing adjustments. The purchase price allocation for the LinQuest business combination is final as of October 3, 2025. During the three months ended October 3, 2025, we recorded a measurement period adjustment to the preliminary fair values reported within our 2024 Annual Report on Form 10-K for the period ended January 3, 2025. The measurement period adjustment was a decrease to Deferred Income taxes liability of $10 million and a decrease to Goodwill of $10 million. We recognized goodwill within our MTS segment of $516 million primarily related to future growth opportunities, a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $200 million were recognized and comprised of customer relationships and contract backlog, which will be amortized over a weighted-average period of 14 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

Note 17. Discontinued Operations
HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. The HomeSafe joint venture is a VIE that is consolidated for financial reporting purposes and was previously reported within our MTS business segment. As of October 3, 2025 substantially all of HomeSafe's operations, including run-off operations, have ceased. We disposed of HomeSafe in the second quarter of fiscal 2025 and determined that this disposal met the requirements to be reported as discontinued operations under ASC Subtopic 205-20 Discontinued Operations. We classified the disposal of HomeSafe as discontinued operations because it represents a strategic shift that significantly impacted our long-term operations plan. As such, the results of HomeSafe are presented as discontinued operations in the accompanying condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented.
Financial Information of Discontinued Operations
The key components of net income (loss) attributable to KBR from discontinued operations for the three and nine months ended October 3, 2025 and September 27, 2024 were as follows:

	Three Months Ended		Nine Months Ended
Dollars in millions	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Revenues	$3	$10	$67	$18
Cost of revenues	(3)	(9)	(82)	(16)
Gross profit (loss)	—	1	(15)	2
Selling, general and administrative expenses	(2)	—	(29)	—
Loss on disposal (a)	—	—	(22)	—
Other	—	(1)	—	(1)
Operating income (loss)	(2)	—	(66)	1
Income (loss) from discontinued operations before income taxes	(2)	—	(66)	1
Provision for income taxes	1	—	11	—
Net income (loss) from discontinued operations, net of tax	(1)	—	(55)	1
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	—	—	(18)	1
Net loss attributable to KBR from discontinued operations	$(1)	$—	$(37)	$—
(a) Includes $64 million of asset impairments related to property, plant and equipment and write-offs of $30 million in other assets, offset by elimination of $72 million in other liabilities during the nine months ended October 3, 2025.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's Condensed Consolidated Balance Sheets as of October 3, 2025 and January 3, 2025:

Dollars in millions	October 3, 2025	January 3, 2025
Assets
Cash and equivalents	$—	$8
Accounts receivable, net of allowance for credit losses	4	5
Contract assets	1	2
Other current assets	12	6
Total current assets of discontinued operations	$17	$21
Property, plant, and equipment, net of accumulated depreciation	$—	$52
Other assets	—	26
Total non-current assets of discontinued operations	$—	$78
Liabilities
Accounts payable	$11	$5
Contract liabilities	2	8
Accrued salaries, wages and benefits	2	2
Other current liabilities	9	—
Total current liabilities of discontinued operations	$24	$15
Other liabilities	$—	$69
Total non-current liabilities of discontinued operations	$—	$69

Note 18. Spin-off

Mission Technology Solutions Spin-off

In September 2025, the Company announced its intention to spin off its Mission Technology Solutions business into a separate, U.S. publicly-traded company. The planned spin-off is intended to be tax-free to KBR and its shareholders for U.S. federal income tax purposes and targeting completion by mid-to-late 2026. The spin-off will be subject to final approval by KBR's Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing, and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and will be reported as continuing operations.

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

HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. As of October 3, 2025 substantially all of HomeSafe operations, including run-off operations, have ceased. The financial results and financial position of HomeSafe are presented as discontinued operations in the condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented. See Note 17 "Discontinued Operations" to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information. Unless otherwise indicated, any reference to statements of operations items in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.

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

Business Environment and Trends

Mission Technology Outlook
The U.S. government has not yet enacted an annual budget for fiscal year 2026. On October 1, 2025 the U.S. government entered into a shutdown because Congress was unable to pass legislation providing appropriations authority for the government to continue to operate. As of October 30, 2025, the U.S. government shutdown remains in effect. Subsequent to the U.S. government shutdown starting on October 1, 2025, we have experienced delays in collection of payments and contract awards. Our results of operations, financial position and cash flows may be impacted in the future based on the length of the U.S. government shutdown.

Uncertainty continues to exist regarding the 2026 fiscal year budget and the impacts that the new legislative and executive branch will have on the final 2026 fiscal year budget. The Administration published its fiscal year 2026 budget request in June 2025. The budget request includes $848 billion in the base budget (discretionary) funding and $113 billion in reconciliation (mandatory) funding. The reconciliation bill H.R. 1 passed the Senate and House, and was signed by the President on July 4, 2025. The bill provides more than $150 billion in mandatory funding (inclusive of the $113 billion) for DoD available until September 30, 2029. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, efficiency initiatives by the Department of Government Efficiency ("DOGE"), the global security environment, inflationary pressures including tariffs and macroeconomic conditions. Thus far, the directives of the administration and actions of the DOGE have resulted in federal government staff reductions and hiring freezes and may result in delays in contract awards.

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

Mission Technology Solutions Spin-off

In September 2025, we announced our intention to spin off our Mission Technology Solutions business into a separate, U.S. publicly-traded company. The planned spin-off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion by mid-to-late 2026. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing, and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and will be reported as continuing operations.

Results of Operations

Three months ended October 3, 2025 compared to the three months ended September 27, 2024

The information below is an analysis of our consolidated results for the three months ended October 3, 2025, compared to the three months ended September 27, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Three Months Ended
	October 3,	September 27,	2025 vs. 2024
Dollars in millions	2025	2024	$	%

Revenues	$1,931	$1,937	$(6)	—%
Cost of revenues	(1,661)	(1,647)	14	1%
Gross profit	270	290	(20)	(7)%
Equity in earnings of unconsolidated affiliates	70	27	43	159%
Selling, general and administrative expenses	(149)	(140)	9	6%
Other	—	(4)	(4)	(100)%
Operating income	191	173	18	10%
Interest expense	(39)	(37)	2	5%
Other non-operating expense	—	(2)	(2)	(100)%
Income from continuing operations before income taxes	152	134	18	13%
Provision for income taxes	(34)	(32)	2	6%
Net income from continuing operations	118	102	16	16%
Net loss from discontinued operations, net of tax	(1)	—	(1)	n/m
Net income	117	102	15	15%
Less: Net income attributable to noncontrolling interests included in continuing operations	2	2	—	—%
Net income attributable to KBR	$115	$100	$15	15%

n/m - not meaningful

Revenues. The decrease in overall revenue of $6 million to $1,931 million for the three months ended October 3, 2025 from $1,937 million for the three months ended September 27, 2024 is due to reduced activity within the European command in our MTS segment and a reduction in services related to the completion of projects in our STS segment, offset by increases in defense and intel programs associated with the acquisition of LinQuest in our MTS segment.

Gross profit. The decrease in overall gross profit of $20 million, or 7%, was primarily driven by items decreasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $43 million, or 159%, to $70 million in earnings for the three months ended October 3, 2025, compared to $27 million in earnings for the three months ended September 27, 2024. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended October 3, 2025 were $9 million higher, a 6% increase compared to the three months ended September 27, 2024, which was primarily driven by additional expenses incurred related to the implementation of a new enterprise resource planning system.

Interest expense. The increase in interest expense was primarily driven by increased average outstanding debt principal from the three months ended September 27, 2024 to the three months ended October 3, 2025.

Provision for income taxes. The provision for income taxes for income from continuing operations for the three months ended October 3, 2025 and September 27, 2024 reflects a 22% tax rate and 24% tax rate, respectively. The effective tax rate of 22% for the three months ended October 3, 2025, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S, offset by the resolution reached with tax authorities. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on this tax resolution. The effective tax rate of 24% for the three months ended September 27, 2024, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

Net loss from discontinued operations, net of tax. Net loss from discontinued operations, net of tax, was $1 million during the three months ended October 3, 2025 due to the disposal of HomeSafe. No similar net loss from discontinued operations, net of tax, was recognized during the three months ended September 27, 2024.

Results of Operations by Business Segment

	Three Months Ended
	October 3,	September 27,	2025 vs. 2024
Dollars in millions	2025	2024	$	%
Revenues:
Mission Technology Solutions	$1,406	$1,406	$—	—%
Sustainable Technology Solutions	525	531	(6)	(1)%
Total revenues	$1,931	$1,937	$(6)	—%

Operating income (loss):
Mission Technology Solutions	$114	$114	$—	—%
Sustainable Technology Solutions	118	104	14	13%
Corporate	(41)	(45)	(4)	(9)%
Total operating income	$191	$173	$18	10%

Mission Technology Solutions

MTS revenues were $1,406 million in both the three months ended October 3, 2025 and the three months ended September 27, 2024. In the three months ended October 3, 2025, there were decreases in revenue due to reduced activity within the European command, offset by increases in defense and intel programs associated with the acquisition of LinQuest, which we acquired on August 30, 2024. The three months ended September 27, 2024 include one month of LinQuest revenue activity compared to the three months ended October 3, 2025 which include three months of LinQuest revenue activity.
MTS operating income was $114 million in both the three months ended October 3, 2025 and the three months ended September 27, 2024. See above for items discussed that also impacted operating income in the three months ended October 3, 2025.

Sustainable Technology Solutions

STS revenues decreased by $6 million, or 1%, to $525 million in the three months ended October 3, 2025 compared to $531 million in the three months ended September 27, 2024. The decrease in revenue is driven by a reduction in services related to the completion of projects.

STS operating income increased by $14 million, or 13%, to $118 million in the three months ended October 3, 2025 compared to $104 million in the three months ended September 27, 2024. The increase was primarily driven by increased equity in earnings from services on an LNG project, offset by increased selling, general and administrative expenses incurred related to the implementation of a new enterprise resource planning system and the items discussed above.

Results of Operations

Nine months ended October 3, 2025 compared to the nine months ended September 27, 2024

The information below is an analysis of our consolidated results for the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

Consolidated Results	Nine Months Ended
	October 3,	September 27,	2025 vs. 2024
Dollars in millions	2025	2024	$	%

Revenues	$5,901	$5,602	$299	5%
Cost of revenues	(5,041)	(4,794)	247	5%
Gross profit	860	808	52	6%
Equity in earnings of unconsolidated affiliates	163	97	66	68%
Selling, general and administrative expenses	(435)	(390)	45	12%
Other	(1)	4	(5)	n/m
Operating income	587	519	68	13%
Interest expense	(121)	(100)	21	21%
Other non-operating expense	(5)	(10)	(5)	(50)%
Income from continuing operations before income taxes	461	409	52	13%
Provision for income taxes	(116)	(107)	9	8%
Net income from continuing operations	345	302	43	14%
Net income (loss) from discontinued operations, net of tax	(55)	1	(56)	n/m
Net income	290	303	(13)	(4)%
Less: Net income attributable to noncontrolling interests included in continuing operations	4	3	1	33%
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(18)	1	(19)	n/m
Net income attributable to KBR	$304	$299	$5	2%

n/m - not meaningful

Revenues. The increase in overall revenue of $299 million, or 5%, to $5,901 million for the nine months ended October 3, 2025 is due to increases in defense and intel programs associated with the acquisition of LinQuest in our MTS business and increased revenues from engineering and professional services in our STS segment, offset by decreases in revenue due to reduced activity within the European command in our MTS segment.

Gross profit. The increase in overall gross profit of $52 million, or 6%, was primarily driven by items increasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $66 million, or 68%, to $163 million in earnings for the nine months ended October 3, 2025, compared to $97 million in earnings for the nine months ended September 27, 2024. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the nine months ended October 3, 2025 were $45 million higher, a 12% increase compared to the nine months ended September 27, 2024, which was primarily driven by additional expenses incurred to support the growth in both our MTS and STS business segments and expenses incurred related to the implementation of a new enterprise resource planning system.

Interest expense. The increase in interest expense was primarily driven by increased outstanding average debt principal from the nine months ended September 27, 2024 to the nine months ended October 3, 2025.

Provision for income taxes. The provision for income taxes for income from continuing operations for the nine months ended October 3, 2025 and September 27, 2024 reflects a 25% tax rate and a 26% tax rate, respectively. The effective tax rate of 25% for the nine months ended October 3, 2025, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S, offset by the resolution reached with tax authorities. See Note 9 "Income Taxes" to our condensed consolidated financial statements for further discussion on this tax resolution. The effective tax rate of 26% for the nine months ended September 27, 2024, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

Net income (loss) from discontinued operations, net of tax. Net income (loss) from discontinued operations, net of tax, was $(55) million and $1 million during the nine months ended October 3, 2025 and September 27, 2024, respectively, due to the disposal of HomeSafe.

Net income (loss) attributable to noncontrolling interests included in discontinued operations. Net income (loss) attributable to noncontrolling interests included in discontinued operations was $(18) million and $1 million during the nine months ended October 3, 2025 and September 27, 2024, respectively, due to the disposal of HomeSafe.

Results of Operations by Business Segment

	Nine Months Ended
	October 3,	September 27,	2025 vs. 2024
Dollars in millions	2025	2024	$	%
Revenues:
Mission Technology Solutions	$4,286	$4,047	$239	6%
Sustainable Technology Solutions	1,615	1,555	60	4%
Total revenues	$5,901	$5,602	$299	5%

Operating income (loss):
Mission Technology Solutions	$345	$333	$12	4%
Sustainable Technology Solutions	360	305	55	18%
Corporate	(118)	(119)	(1)	(1)%
Total operating income	$587	$519	$68	13%

Mission Technology Solutions

MTS revenues increased by $239 million, or 6%, to $4,286 million for the nine months ended October 3, 2025, compared to $4,047 million for the nine months ended September 27, 2024. The increase in revenue is primarily due to increases in defense and intel programs associated with the acquisition of LinQuest, offset by decreases in revenue due to reduced activity within the European command. On August 30, 2024, we acquired LinQuest.

MTS operating income increased by $12 million, or 4%, to $345 million for the nine months ended October 3, 2025, compared to $333 million for the nine months ended September 27, 2024. The increase in operating income was primarily driven by the growth associated with LinQuest. The increase was offset by a $6 million gain related to the sale of our investment interest in a joint venture during the nine months ended September 27, 2024 that did not recur during the nine months ended October 3, 2025.

Sustainable Technology Solutions

STS revenues increased by $60 million, or 4%, to $1,615 million for the nine months ended October 3, 2025, compared to $1,555 million for the nine months ended September 27, 2024. This increase is primarily driven by increased revenues from engineering and professional services.

STS operating income increased by $55 million, or 18%, to $360 million for the nine months ended October 3, 2025, compared to $305 million for the nine months ended September 27, 2024. The increase in operating income is primarily due to increased equity in earnings from services on an LNG project and the items discussed above, offset by increased selling, general and administrative expenses related to growth in the business and expenses incurred related to the implementation of a new enterprise resource planning system.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at October 3, 2025 and January 3, 2025.

The following table summarizes our backlog by business segment as of October 3, 2025, and January 3, 2025, respectively. The disposal of HomeSafe met the requirements to be reported as discontinued operations. Backlog as of October 3, 2025 and January 3, 2025 does not include any amounts related to HomeSafe.

	October 3,	January 3,
Dollars in millions	2025	2025
Mission Technology Solutions	$13,422	$12,642
Sustainable Technology Solutions	3,682	3,963
Total backlog	$17,104	$16,605
Award options	6,248	3,975
Total backlog and options	$23,352	$20,580

We estimate that as of October 3, 2025, 35% of our backlog will be executed within one year. Of this amount, we estimate that 89% will be recognized in revenues on our condensed consolidated statement of operations and 11% will be recorded by our unconsolidated joint ventures. As of October 3, 2025, $141 million of our backlog relates to active contracts that are in a loss position.

As of October 3, 2025, 15% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 28% was attributable to cost-reimbursable contracts and 18% was attributable to time-and-materials contracts. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of October 3, 2025, $9.5 billion of our MTS backlog was currently funded by our customers.

As of October 3, 2025, we had approximately $6.2 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.1 billion and the remaining performance obligations as defined by ASC 606 of $13.5 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3 "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of October 3, 2025, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $539 million at October 3, 2025, and $342 million at January 3, 2025, and consisted of the following:

	October 3,	January 3,
Dollars in millions	2025	2025
Domestic U.S. cash	$213	$24
International cash	205	207
Joint venture and Aspire Defence project cash	121	111
Total	$539	$342
Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $16 million and $12 million held by our wholly owned captive insurance company as of October 3, 2025 and January 3, 2025, respectively, which is generally not available to KBR to support its other operations.

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

As of October 3, 2025, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	October 3,	September 27,
Dollars in millions	2025	2024
Cash flows provided by operating activities - continuing operations	$506	$409
Cash flows provided by (used in) investing activities - continuing operations	47	(733)
Cash flows provided by (used in) financing activities - continuing operations	(350)	475
Total cash flows from discontinued operations	(33)	(5)
Effect of exchange rate changes on cash	19	12
Increase in cash and cash equivalents	$189	$158

Operating Activities - continuing operations. Cash provided by operations totaled $506 million and $409 million for the nine months ended October 3, 2025 and September 27, 2024, respectively, as compared to net income from continuing operations of $345 million and $302 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

During the nine months ended October 3, 2025, cash flows increased primarily due to the resolution of an outstanding unapproved change order within our Mission Technology Solutions segment. Additionally, there were increases in distributions of earnings from unconsolidated affiliates and decreases in pension funding that resulted in additional operating cash flows. These increases were offset primarily by changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities - continuing operations. Cash provided by investing activities totaled $47 million for the nine months ended October 3, 2025 primarily due to a return of equity method investment from BRIS of $82 million. This was offset by $24 million of capital expenditures and $13 million related to the acquisition of Infrastar Limited. See Note 6 "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion on the return of equity method investment from BRIS.

Cash used in investing activities totaled $733 million for the nine months ended September 27, 2024 and was primarily related to the acquisition of LinQuest, net of cash acquired of $739 million, capital expenditures of $36 million and funding in other investment of $5 million. This was offset by a return of equity method investment from JKC of approximately $36 million related to our proportionate share of a tax refund. Additionally, we received $6 million from the sale of our investment interest in a joint venture within our MTS segment.

Financing Activities - continuing operations. Cash used in financing activities totaled $350 million for the nine months ended October 3, 2025. The primary uses of cash in financing activities were $505 million in payments on the Revolver, $20 million in payments on our Term Loan A, $7 million in payments on our Term Loan B, $298 million for the repurchase of common stock under our share repurchase program, $6 million for the repurchase of common stock under our "withhold to cover" program and $63 million of dividend payments to common shareholders. These decreases were offset by $555 million in borrowings on our Revolver.

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

Cash flows from discontinued operations. Cash flows from discontinued operations are associated with the disposal of HomeSafe. Cash used in operations totaled $31 million for the nine months ended October 3, 2025 and cash provided by operations totaled $13 million for the nine months ended September 27, 2024. Changes in HomeSafe's working capital accounts were the primary components of operating cash flows for the nine months ended October 3, 2025 and September 27, 2024. Cash used in investing activities totaled $12 million and $18 million for the nine months ended October 3, 2025 and September 27, 2024, respectively, which is related to capital expenditures. Cash provided by financing activities totaled $10 million for the nine months ended October 3, 2025 due to investments from the noncontrolling interest partner. See Note 17 "Discontinued Operations" for additional information.

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

    U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $126 million (calculated as the difference between the fair value of plan assets and the projected benefit obligation as of October 3, 2025) for our frozen U.K. defined benefit pension plan. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the

Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the nine months ended October 3, 2025. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC 460-10 Guarantees and, as of October 3, 2025, we had no material guarantees of the work or obligations of third parties recorded.

As of October 3, 2025, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $489 million of bilateral and uncommitted lines of credit. As of October 3, 2025, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $489 million of bilateral and uncommitted lines of credit, we had utilized $266 million for letters of credit as of October 3, 2025. The total remaining capacity of these committed and uncommitted lines of credit was approximately $814 million as of October 3, 2025, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets and to mitigate certain operational exposures. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $4 million and $5 million during the nine months ended October 3, 2025 and September 27, 2024, respectively, in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheet as of October 3, 2025. Information relating to fair value measurements is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $395 million of borrowings issued under the Revolver as of October 3, 2025. Additionally, we had $1,980 million outstanding under the term loan portions of the Senior Credit Facility as of October 3, 2025. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8 "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During the nine months ended October 3, 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at October 3, 2025*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£105	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030
*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815 Derivative and Hedging. The fair value of the interest rate swaps at October 3, 2025 was a $13 million net asset, of which $13 million is included in other current assets, $3 million is included in other assets and $3 million is included in other liabilities. Information relating to our portfolio of interest rate swaps is described in Note 15 "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At October 3, 2025, we had fixed rate debt aggregating $1,817 million and variable rate debt aggregating $808 million, after taking into account the effects of the interest rate swaps that were effective at October 3, 2025. Our weighted average interest rate net of the impact from our swap agreements for the nine months ended October 3, 2025 was 4.98%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of October 3, 2025.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control reporting during the three months ended October 3, 2025 that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5, 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

The Company is supplementing the risk factors previously disclosed in the Company's 2024 Annual Report on Form 10-K with the following risk factor below. There are no other material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended January 3, 2025.

We are subject to risks related to our plan to spin off our Mission Technology Solutions business into a standalone, publicly traded company.

On September 24, 2025, we announced our intent to spin off our Mission Technology Solutions business to create a separate, U.S. publicly-traded company. The planned spin-off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion by mid-to-late 2026. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing, and other regulatory approvals. We cannot assure you that we will be able to satisfy the necessary conditions or that we will successfully complete the anticipated separation in our preferred structure, on the anticipated timeline or at all. Unanticipated developments, including possible delays in obtaining various tax rulings or regulatory approvals, uncertainty or declines in the financial markets or other adverse market conditions, changes in our cash requirements, challenges in establishing the new company’s organizational structure, infrastructure or processes, or adverse business performance could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected, including without limitation, the failure to qualify as tax-free to our shareholders (which could result in significant income tax liabilities to us and/or our shareholders), and the inability of the spun-off company to incur sufficient indebtedness to allow for a distribution to us of proceeds concurrently with the consummation of the spin-off. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the separation and we cannot assure you that the separation will yield greater benefits to KBR and its shareholders than if such transaction had not occurred. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and the price of our common stock. Additionally, following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of October 3, 2025, $452 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended October 3, 2025 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 5, 2025 - August 1, 2025	32	$46.43	—	$552,079,064
August 2, 2025 - August 29, 2025	2,025,406	$49.37	2,024,772	$452,119,573
August 30, 2025 - October 3, 2025	1,371	$49.32	—	$452,119,573
Total	2,026,809	$49.37	2,024,772	$452,119,573

(1)Included within the shares repurchased herein are 2,037 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $49.83 per share.

Item 5. Other Information

During the three months ended October 3, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1+
Resignation, General Release and Settlement Agreement dated July 8, 2025, between KBR and Byron Bright (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed July 9, 2025; File No. 001-33146)

*10.2+	First Amendment to the Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (as amended September 17, 2025)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended October 3, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Mark W. Sopp	/s/ Jennefer T. Taylor
Mark W. Sopp	Jennefer T. Taylor
Executive Vice President and Chief Financial Officer	Vice President, Chief Accounting Officer

Dated: October 30, 2025                      Dated: October 30, 2025