Form 10-K
period 2026-01-02
KBR, INC.
filed 2026-02-26
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended January 2, 2026
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

The aggregate market value of the voting stock held by non-affiliates on July 4, 2025 was approximately $6.1 billion, determined using the closing price of shares of the registrant's common stock on the New York Stock Exchange on that date of $47.62.

As of January 30, 2026, there were 126,466,139 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Glossary of Terms

The following frequently used abbreviations or acronyms are used in this Annual Report on Form 10-K as defined below:

Acronym	Definition
Affinity	Affinity Flying Training Services Ltd.
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
Aspire Defence	Aspire Defence Limited
ASU	Accounting Standards Update
BRIS	Brown & Root Industrial Services Joint Venture
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DOGE	Department of Government Efficiency
DoW	Department of War
EAC	Estimate at completion
ESPP	Employee Stock Purchase Plan
EVP	Employee Value Proposition
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FCPA	United States Foreign Corrupt Practices Act
FKTC	First Kuwaiti Trading Company
G&A	General and administrative
HomeSafe	HomeSafe Alliance
IRS	Internal Revenue Service
IT	Information and Technology
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MoD	Ministry of Defence
MTS	Mission Technology Solutions
NASA	National Aeronautics and Space Administration
NCI	Noncontrolling interests
NYSE	The New York Stock Exchange
OCIs	Organizational conflicts of interest
OECD	Organization for Economic Co-operation and Development
PCAOB	Public Company Accounting Oversight Board
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
ROU	Right of use
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
U.K. MFTS	U.K. Military Flying Training System
VIEs	Variable interest entities

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
•Ongoing international conflicts may adversely affect our business and results of operations.
•If there are any successful intellectual property infringement proceedings against us, our competitive position could be adversely impacted.
•Uncertainty over global tariffs may negatively impact our business and results of operations.
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
•If we are unable to attract and retain senior management and key technical professionals with appropriate government qualifications, our ability to pursue and compete for projects to grow our business may be adversely affected.
•The nature of our business exposes us to potential liability claims and contract disputes that may exceed or be excluded from existing insurance coverage.
•Dependence on third-party subcontractors, suppliers and equipment manufacturers could adversely affect our financial performance on contracts.
•Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
•We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our business, financial condition and results of operations could be adversely affected.
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

Risks Related to the Planned Spin-Off of Mission Technology Solutions
•We are subject to risks related to our plan to spin off our Mission Technology Solutions business into a standalone, publicly traded company.
•Following the Planned Spin-Off, we and the spun-off Mission Technology Solutions business may face stranded costs, loss of economies of scale, and higher operating expenses than currently anticipated, which could materially adversely affect our profitability.
•Our operations may be significantly disrupted during and following the Planned Spin-Off process, and we will be dependent on the spun-off entity’s performance under various transition agreements, the failure of which could materially harm our business.

Risks Related to Our Industry
•The U.S. government awards its contracts through a rigorous competitive process and our efforts to obtain future contracts may be unsuccessful.
•Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance and our ability to control costs.
•The U.S. government may issue or revise existing rules, regulations and directives, adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
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
•Our indebtedness and the associated covenants could adversely affect our ability to obtain additional financing.
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

Risks Related to Regulations, Compliance and Litigation
•We could be adversely impacted if we fail to comply with international export and domestic laws.
•We are subject to anti-bribery laws in the U.S. and other jurisdictions, violations of which could result in suspension or debarment of our ability to contract with governments and customers.
•Certain of our work sites are inherently dangerous and we are subject to various environmental and worker health and safety laws and regulations.
•Our effective tax rate and tax positions may vary.
•Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.
•Our failure to comply with the laws and regulations governing OCIs could lead to penalties, including termination of one or more of our U.S. government contracts.
•Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration, or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.

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

PART I

Item 1. Business

Company Overview

KBR, Inc., a Delaware corporation ("KBR" or, the "Company"), delivers science, technology, engineering and logistics support solutions to the U.S. federal government, allied nations and commercial clients around the world. Drawing from its culture of innovation and mission focus, KBR creates sustainable value by combining deep domain expertise with its full-life cycle capabilities to help clients meet their most pressing challenges. Our capabilities and offerings include the following:

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
•High-end defense engineering;
•Energy security and energy transition; and
•Digital asset modernization and optimization.

Our Business

Our people make the difference. We leverage dynamic teams that combine deep mission understanding, market-leading technical expertise and an unwavering operational focus to deliver solutions to solve our clients’ most complex issues. In the fiscal year ended January 2, 2026 ("fiscal 2025"), KBR’s operating model continued to shift toward agile, technology-driven, solutions-oriented delivery and was streamlined to increase strategic focus and to move upmarket into differentiated areas that we believe will provide attractive returns and consistent growth with favorable cash conversion.

Our key areas of strategic focus are as follows:

•National Security and Defense. KBR delivers full life cycle support solutions to defense, intelligence, space, aviation and other programs and missions to military and other government agencies primarily in the U.S., U.K. and Australia under long-term programs with key technical, scientific or mission-specific differentiation. KBR's full-spectrum, digitally enabled services span research and development, advanced prototyping, acquisition support, systems engineering, systems assurance and technology, C5ISR, cyber analytics, cybersecurity, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, digital transformation, and operations readiness and support. Key customers include U.S. Department of War agencies such as the U.S. Army, Navy, Air Force, Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. Ministry of Defence, other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; and other national governments; and a wide range of commercial and industrial companies. Areas of long-term strategic focus include defense modernization, space superiority, and health and human performance.

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

Competitive Advantages
We operate in global markets with customers who demand innovation, technical and domain expertise and digitally enabled, technology-led sustainable solutions. We seek to differentiate ourselves in areas in which we believe we have a competitive advantage. These include:
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
◦Virtual and augmented reality visualizations in controlled environments that provide greater perspective and insights and more comprehensive training.

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
•Mission Technology Solutions
•Sustainable Technology Solutions

Non-core business segment
•Corporate

Our business segments are described below.

Mission Technology Solutions. Our Mission Technology Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. Included in Mission Technology Solutions is the business of LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired in fiscal 2024 and Infrastar Limited acquired in fiscal 2025. See Note 4. "Acquisitions" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these acquisitions. Additionally, the disposal of HomeSafe is reported as discontinued operations and HomeSafe's operations are excluded from Mission Technology Solutions results reflected within our consolidated financial statements. See Note 21. “Discontinued Operations” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the HomeSafe disposal.

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
To streamline and optimize our processes, we realigned our segments effective for the year ended January 2, 2026. As part of this realignment, our Government Solutions reportable segment has been renamed Mission Technology Solutions while Sustainable Technology Solutions has retained its name. The international business contained within Government Solutions has been integrated into both Mission Technology Solutions and Sustainable Technology Solutions. All information in this Annual Report on Form 10-K is presented in accordance with the realigned reportable segments and all prior period information was recast to reflect the realigned reportable segments. Effective for fiscal year 2026, a portion of a business unit within our Mission Technology Solutions segment will become part of our Sustainable Technology Solutions segment. We will begin reporting new segment information due to this change beginning the first fiscal quarter of 2026.

Mission Technology Solutions Spin-off
In September 2025, we announced our intention to spin off our Mission Technology Solutions business into a separate, U.S. publicly-traded company (the "Planned Spin-Off"). The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion in the second half of the fiscal year ended January 1, 2027 ("fiscal 2026"). The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and will be reported as continuing operations.
Significant Customers

We provide services and technology to a diverse customer base, including domestic and foreign governments and commercial and industrial companies.

We generate significant revenues within our MTS business segment from key U.S. government customers including U.S. DoW agencies such as the U.S. Army, Navy, Air Force, Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; and from the U.K government. No other customers represented 10% or more of consolidated revenues in any of the periods presented. The following table summarizes our revenues from contracts with U.S. and U.K. government agencies for which we are the prime contractor, as well as for those contracts in which we are a subcontractor and the ultimate customer is a U.S. or U.K. government agency, respectively.

Revenues and percentage of consolidated revenues from major customers:
	Year ended
Dollars in millions	January 2, 2026		January 3, 2025		December 29, 2023
U.S. government	$4,427	57%	$4,350	56%	$4,000	58%
U.K. government	$663	9%	$674	9%	$634	9%

Information relating to our customer concentration is described in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. Also, see further explanations in Note 1. "Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Significant Joint Ventures and Alliances

We enter into joint ventures and alliances with other industry participants to capitalize on the strengths of each party, provide greater flexibility in delivering our services based on expertise, cost and geographical efficiency, increase the number of opportunities that can be pursued, reduce exposure and diversify risk. Our significant joint ventures and alliances are described below. All joint venture ownership percentages presented are stated as of January 2, 2026.

Aspire Defence Limited, a joint venture owned by KBR and two financial investors, provides a range of facilities life cycle management services at the British Army’s garrisons at Aldershot and across the Salisbury Plain in the U.K. KBR owns 45% of Aspire Defence Limited, which is a VIE, that is reported within our MTS business segment using the equity method of accounting.

The Affinity joint venture, with Elbit Systems Ltd., procures, operates and maintains aircraft and aircraft-related assets over an 18-year contract period, in support of the U.K. MFTS project. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The project-related entities are VIEs and the investments are accounted for within our MTS business segment using the equity method of accounting.

Brown & Root Industrial Services is a joint venture with One Equity Partners and offers maintenance services, turnarounds and small capital projects, primarily in North America, in which we own 50% equity interest. The investment is accounted for within our STS business segment using the equity method of accounting and we have determined that the joint venture is not a VIE.

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

HomeSafe, a joint venture with Tier One Relocation, was established to be the exclusive provider of household goods move management services for the U.S. Armed Forces, U.S. DoW civilians and their families. HomeSafe informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. The HomeSafe joint venture is a VIE that is consolidated for financial reporting purposes. As of January 2, 2026 all of HomeSafe's operations, including run-off operations, have ceased. We disposed of HomeSafe in the second quarter of fiscal 2025 and determined that this disposal met the requirements to be reported as discontinued operations. As such, the results of HomeSafe are presented as discontinued operations within this Annual Report on Form 10-K. HomeSafe was previously reported within our MTS business segment.

Additional information relating to our joint ventures is described in Part II, Item 8 of this Annual Report on Form 10-K in Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements.

Backlog of Unfulfilled Orders

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on awarded contracts. For projects within our unconsolidated joint ventures, we have included our percentage ownership of the joint venture’s estimated revenues in backlog to provide an indication of future work to be performed. The future revenues we expect to realize in backlog were $16,864 million and $16,605 million as of January 2, 2026 and January 3, 2025, respectively, with approximately 17% related to work being executed by joint ventures accounted for using the equity method of accounting. We estimate as of January 2, 2026, 36% of our backlog will be recognized as revenues or equity in earnings of unconsolidated affiliates within fiscal year 2026. For additional information regarding backlog, see our discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this Annual Report on Form 10-K.

Government Contracts and Regulations

Our business is heavily regulated. We contract with numerous U.S. government agencies and entities, principally the U.S. DoW, NASA and certain intelligence agencies. When working with these and other U.S. government agencies and entities, we must comply with various laws and regulations relating to the formation, administration and performance of contracts. U.S. government contracts are generally subject to the FAR, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, other agency-specific regulations that implement or supplement the FAR, such as the DoW FAR Supplement and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment and audit requirements. Among other things, these laws and regulations:

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

Our MTS business in the U.S. primarily performs work under cost-reimbursable contracts with the DoW and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties. If performance issues arise under any of our government contracts, the customer retains the right to pursue remedies, which could include termination under any affected contract. Generally, our customers have the contractual right to terminate or reduce the amount of work under our contracts at any time. For more information, see “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K.

Our MTS business also participates in PFI contracts, such as the Aspire Defence and U.K. MFTS projects. PFIs are long-term contracts that outsource the responsibility for the construction, procurement, financing, operation and maintenance of government-owned assets to the private sector. These PFI contracts predominately contain fixed-price elements. The PFI projects in which KBR participates are all located in the U.K. with contractual terms ranging from 15 to 35 years and involve the provision of services to various types of assets ranging from acquisition and maintenance of major military equipment and housing to transportation infrastructure. Under most of these PFI contracts, the primary deliverables of the contracting entity are the initial construction or procurement of assets for the customer and the subsequent provision of lifecycle management services for the life of such assets. The amount of renumeration from the customer to the contracting entity is negotiated on each contract and varies depending on the specific terms for each PFI.

Contract Types

The Company performs work under contracts that broadly consist of fixed-price, cost-reimbursable, time-and-materials or a combination of the three.

Under fixed-price contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Fixed-price contracts entail risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Additionally, unit-rate contracts are considered fixed-price contracts with the only variable being units of work to be performed. Further, our fixed-price contracts may include cost escalation and other features that allow for increases in price should certain events occur or conditions change. Fixed-price contracts are typically subject to change orders if the scope of work changes or unforeseen conditions arise resulting in adjustments to the fixed price. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Intellectual Property

The use of intellectual property generally benefits our STS business segment. We have developed, acquired or otherwise have the right to license leading technologies, including technologies held under license from third parties, used for the production of a range of essential products in the areas of transportation fuels, petrochemicals and polymers, fertilizers, semi-submersibles and specialty chemicals. The technologies we license include the transformation of raw materials into commodity chemicals, such as phenol, which is used in the production of consumer end products and our ammonia process technologies used in the conversion of natural gas to ammonia with a fully developed, proprietary, end-to-end solutions for both fossil-based and green ammonia (K-GreeNTM). We are the exclusive licensor of Hydro-PRTTM, a cutting-edge, scalable technology that utilizes supercritical water to convert a wide range of single-use and other waste plastics into commercial raw materials used to produce new plastics, a circular solution and our Sustainable Aviation Fuel technology (PureSAFSM) extends our decarbonization efforts into the aviation sector. We also offer technologies for conversion and refinement of minerals that are necessary for electrification of a range of industries. We believe our technology portfolio and experience in the commercial application of these technologies and our related know-how differentiates us, enables our sustainability strategy and enhances our margins.

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

Human Capital Management

Every day, the people of KBR help solve some of the world’s most challenging scientific, technological and engineering problems. From our promising new interns to world-renowned experts, this Team of Teams delivers for our customers, so in turn, we put them first. At the end of fiscal 2025, we employed approximately 36,000 people performing multi-faceted, complex and mission critical roles in over 28 countries. In addition, our unconsolidated joint ventures employ approximately 9,000 employees.

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

Our Values unite us across global cultures, guiding our behavior and decision making throughout KBR. We have embedded our values in our business processes, established them as a foundation for our learning and development activities and regularly celebrate employees who epitomize our values-led behavior. While our One KBR Values unite us, as a global business operating in distinct markets and environments, we recognize and respect that our cultures are different. Acknowledging these differences, our ethos weaves a golden thread through KBR. Our employees take enormous pride in being part of an organization with a philosophical, practical and proven commitment to fostering an environment in which our people can belong, connect and grow.

Health and Safety

We are subject to numerous worker health and safety laws and regulations across the globe. Our commitment to the health and safety of each employee as well as anyone we work with is the foundation of our Zero Harm culture. We know that our employees’ willingness to implement each commitment into their daily work tasks is vital to our operations and has contributed to our industry-leading safety performance among our customers, partners and peers.

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

We provide the tools our people need to achieve the mindset of 24/7 Zero Harm such as our Courage to Care Conversation program, which is instrumental in developing a continual awareness of unsafe acts through observation, intervention and conversation. The goal of the Courage to Care Conversation is to continuously evaluate the work environment and to focus on people and their actions.

Thanks to our people's commitment to our Zero Harm culture, we recorded another consecutive year of industry-leading HSSE performance, with a total recordable incident rate of 0.033.

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

We believe that an ethical culture, where employees are treated fairly, respectfully and without favoritism, is key to employee satisfaction and retention. We promote a speak-up culture where employees are comfortable making reports of possible unethical behavior and workplace issues. The Business Integrity Team provides an easy to access Ethics Hotline and numerous other channels for employees to receive advice, confidentially or anonymously, on ethical or other inquiries. Employees speaking up and reporting issues enable us to address and remediate these issues early and effectively while instilling confidence that employee concerns are heard and addressed.

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

Career

As well as providing meaningful work from day one, our employees and job applicants are attracted to KBR because of the opportunity to develop personally and reach their full potential. Providing the opportunity to ‘Grow’ at KBR is a key component in our EVP. We have a good reputation among our employees for providing growth opportunities and have continued to focus on enhancing these growth prospects in several ways throughout fiscal 2025 with the introduction of formal mentoring and sponsorship programs, skills for the future offerings and an internal career pathways forum. In addition, we invest in training our employees across a range of topics that align with and enhance our values, including programs that focus on leadership, ethics and technical development.

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

Leadership

Our flagship leadership program, the Global Leadership Development Program, is expanding to go beyond training to develop capabilities in being effective future executive leaders. As well as developing strategic thinking through research projects ranging from sustainability investments to digital supply chain solutions, these leaders attend intense learning events focused on executive skills and leading courageously and with integrity. The course cultivates peer networks, sharpens enterprise mindsets and builds commercial and strategy acumen. We also strengthen our future leadership by running regular Manager Excellence Programs, and in 2025 our Front-Line Leaders Program supported over 600 employees globally who were newly transitioning into these critical leadership roles.

Talent Development & Succession Planning

In fiscal 2025, our Talent Calibration conversations covered nearly 6,000 KBR employees in a rigorous assessment of performance and potential. As well as providing organization-wide talent trends and data, these conversations lead to individual career plans and added rigor to our succession plans. The Board Nominations & Corporate Governance Committee received regular updates on this process throughout the year, where detailed discussions on updated succession plans for the CEO and Executive Leadership Team take place.

Performance Management

Our agile approach to performance management continued successfully into fiscal 2025 where we focused on frequent Check-in Conversations about performance, career development, and priority alignment between managers and their team members. Our employees indicated in surveys that they prefer this approach and we view it as more inclusive, engaging, agile and supportive of a high-performing culture. In fiscal 2025, we continued to embed the Agile Performance & Development process across KBR and strengthen capabilities for holding quality, effective Check-ins.

Total Reward

Throughout fiscal 2025, we continued to benchmark pay and benefits in local markets and expand our offerings to help us attract and retain the best and brightest talent.

Talent Acquisition

Our Talent Acquisition strategy aligns recruitment efforts with broader business objectives. This unified approach ensures consistency across regions while empowering teams to tailor strategies to their local markets. Our cross-border collaboration and global teams help with consistency, adoption of best practices and scalability. These efforts strengthen internal mobility, build future-focused talent pipelines and enhance our ability to meet hiring demands effectively. Our Applicant Tracking System and Customer Relationship System platforms streamline workflows for candidates, hiring managers and recruiters, and improve training and standardization.

As a result, we hired over 5,900 employees in fiscal 2025, supporting our ability to deliver excellent solutions for our customers and meet our strategic growth targets.

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

A considerable percentage of our revenues, particularly in our MTS business segment, is generated under contracts with certain significant customers. Revenues from the U.S. government represented 57% of our total consolidated revenues for fiscal 2025. Budget uncertainty, the potential for U.S. government shutdowns, the use of continuing resolutions and the federal debt ceiling can adversely affect our industry and the funding for our contracts. In addition, government acquisition reform and spending cut initiatives, including executive orders, may impact our business. For example, on January 20, 2025, an executive order was signed to create an advisory commission, DOGE, to reform federal government processes and reduce expenditures. Although DOGE was disbanded in November 2025, we cannot rule out the possibility of similar initiatives occurring in the future. Further, on April 15, 2025, Executive Order 14275, “Restoring Common Sense to Federal Procurement,” was signed, directing major revisions to the FAR to make the government’s procurement process more efficient, and on November 7, 2025, the U.S. DoW released a memorandum and strategy on defense acquisition reform titled “Transforming the Warfighting Acquisition System” that aims to overhaul the procurement landscape and prioritizes speed to capability delivery. If appropriations are delayed, a government shutdown were to occur and continue for an extended period of time, or changes in budgetary priorities or U.S. government spending levels were to occur, we could be at risk of contract cancellations, contract options not being exercised, funding shortages, nonpayment, increased uncertainty in the conversion of our book to bill to revenue and other disruptions and nonrepayment. When the U.S. government operates under a continuing resolution, new contract starts are restricted and funding for our programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could negatively affect our business, financial performance and condition. In addition, if we are unable to effectively respond to proposed acquisition reform in the U.S., our ability to secure and perform government contracts could be adversely affected, which may negatively impact our business, financial condition and results of operations. If we are deemed to be underperforming on our contracts, our business, financial condition and results of operations may likewise be adversely impacted.

We depend on U.S. and foreign government agencies as our primary customers in our MTS business segment and, if our reputation or relationships with these agencies were to be harmed, it could adversely impact our financial performance.

We derive a considerable portion of our revenues in our MTS business segment from contracts with agencies and departments of the U.S., the U.K. and Australia governments, either as a prime contractor or as a subcontractor to other companies performing prime contracts for these governments. We expect to continue to derive a significant portion of our revenues from work performed under or relating to U.S. and foreign government contracts. Our relationship with the U.S. and foreign governments is key to maintaining these contracts, winning new work, and growing our revenues. Negative press reports or publicity, regardless of accuracy, could harm our reputation and jeopardize our business with our customers, potentially adversely affecting our business, financial condition, results of operations and cash flows.

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

Following contract award, we may also encounter significant expense, delay, contract modifications or even contract loss or termination. For example, HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe’s role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. As of January 2, 2026, all of HomeSafe's operations, including run-off operations, have ceased.

Additionally, certain contract awards (including the performance of such awards) have been and may in the future be contested and/or otherwise involved in ongoing bid protests, legal proceedings, inquiries or other similar developments outside of our control, which may result in significant delays in the project timeline or the wholesale cancellation or termination of a project. Any project delays, cancellations or contract modifications following the award of a contract could have a material adverse effect on our business, financial condition, results of operations, backlog, revenue recognition timing and cash flows.

Ongoing international conflicts, and other geopolitical conditions, may adversely affect our business and results of operations.

Political, economic and other conditions in foreign countries and regions, including geopolitical risks, such as the current conflict between Russia and Ukraine, political and economic instability in Venezuela and political and economic instability and ongoing conflict in the Middle East, may adversely affect our business and operations as a portion of our revenue is derived from foreign operations. Additionally, the full scope, duration and broader implications of international conflicts, which may include additional international sanctions, embargoes, regional instability and geopolitical shifts; increased tensions between the United States and countries in which we operate; and the extent of a conflict's effects on our business and results of operations as well as the global economy, cannot be predicted. Any alleged or actual failure to comply with any sanctions and trade control measures implemented in response to international conflicts may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have an adverse effect on our international operations, financial condition and results of operations.

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

Uncertainty over global tariffs, or the financial impact of tariffs, may negatively impact our business and results of operations.

Our business and results of operations could be adversely impacted by trade restrictions imposed by the U.S. and other governments globally, as well as by changes in these governments’ approaches to tariffs and other trade policies. New or increased tariffs or trade bans could have an adverse effect on both our U.S. and international operations due to increased costs of materials, disruptions or delays in deliveries, and greater difficulty in planning and operating our business. While our business in the U.S. primarily provides labor services to our customers, some of our U.S. work involves procuring goods, equipment or materials that may be subject to tariffs. Our non-U.S. work could also be impacted by greater costs for goods sourced from the U.S. due to increased tariffs imposed by other countries. Although we plan to continue to monitor trade policy developments closely and to mitigate the adverse impacts of any changes where possible, we may not be able to fully mitigate such impacts in all situations.

If there are any successful intellectual property infringement proceedings against us, our competitive position could be adversely impacted.

We utilize a variety of proprietary and third-party technologies in providing services to our customers. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve our proprietary intellectual property rights in the future, and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. We also license technologies from third parties and there is a risk that our relationships with licensors may terminate, expire or be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. We will also need to continue to respond to and anticipate changes resulting from disruptive technologies, including in areas of artificial intelligence and machine learning. If we are not successful in protecting and preserving our intellectual property rights and licenses, or in staying ahead of developing artificial intelligence and machine learning technologies and strategically incorporating them into our business, our business and financial performance could be materially and adversely affected.

We may not properly leverage or appropriately invest in technology advancements, which could diminish any sustainable competitive advantage in our service offerings resulting in the potential loss of market share and profits.

We operate in global markets with customers who demand innovation, technical and domain expertise and digitally-enabled, technology-led solutions. Robust information technology systems, platforms and products are integral in our efforts to differentiate our service offerings and maintain our competitive advantages. Disruptive technologies, including in areas of artificial intelligence and machine learning, are rapidly changing the environment in which we, our customers, and our competitors operate and could affect the nature of how we generate revenue. We will need to continue to respond to and anticipate these changes by enhancing our product and service offerings to maintain our competitive position. If we are not successful in staying ahead of developing artificial intelligence and machine learning technologies and strategically incorporating them into our business, our business and financial performance could be materially and adversely affected.

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

Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”), including third-party AI tools, may be enabled by, or integrated into some of our business and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed, biased or produce incorrect information. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased information. Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to intellectual property or data privacy rights), this may result in liability or adversely affect our business, reputation, brand, financial condition and results of operations. It is possible that emerging regulations may limit or block the use of AI in our business and solutions or otherwise impose other restrictions that may affect or impair the usability or efficiency of our business or services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology and infrastructure products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

If we are unable to attract and retain senior management and key technical professionals with elite skills and appropriate government qualifications, our ability to pursue and compete for projects to grow our business may be adversely affected, our operating income may decrease and our reputation may be negatively impacted.

KBR's forward-looking strategy requires talent with dynamic and elite skills as KBR moves upmarket. Our rate of growth and the success of our business depend upon our ability to attract, develop, retain and replace key qualified technical and management professionals, either through direct hires, subcontracts or acquisition of other firms, who possess the elite skills to successfully deliver the solutions strategy. The market for these professionals is competitive in the sectors in which we compete, and we rely heavily upon the expertise and leadership of our professionals to perform, execute and complete projects as required by our clients.

We currently hold government-issued facility security clearances and a large number of our employees have qualified for and hold U.S., U.K. and Australian government-issued personal security clearances necessary to perform certain U.S., U.K. and Australian government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. Our facility security clearances could be marked as "invalid" for several reasons including unapproved foreign ownership, control or influence, mishandling of classified materials or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements or result in negative consequences for current contracts, including termination for default if security concerns are not remedied.
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

We engage in activities where failures can result in substantial injury or damage to employees or other third parties or service delivery impacts, exposing us to legal proceedings, investigations and disputes. The nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur or for which they believe they are not contractually liable. If it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles, which result in our assumption of exposure for a layer of coverage with respect to any such claims. We also manage and maintain a portion of our retained risk through our wholly owned captive insurance company, which insures certain claims up to the applicable deductible amount of our third-party insurance programs. Additionally, our captive insurance company is a registered and licensed insurance company with the Texas Department of Insurance, and is therefore subject to various rules and regulations including meeting certain capital requirements, which can result in additional use of our resources such as securing the captive insurance company's retained risks with issuing letters of credit. Any liability not covered by our insurance, in excess of our insurance limits or if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations. Furthermore, there is risk of mass casualty or environmentally damaging events that may involve our and third-party personnel and property, which could lead to future claims and litigation, impact our reputation and investor confidence and ultimately result in reduced share price.

We occasionally bring claims against customers for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as customer-caused delays, changes from the initial project scope or other economic changes not stipulated under the contract that may result in additional direct and indirect costs. Often these claims can be the subject of lengthy negotiations, arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to recover on these types of claims fully or promptly could have a material adverse impact on our liquidity and financial results.

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

Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.

We are subject to the risk of misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by our employees, agents or partners, which could have a significant negative impact on our business and reputation. Such misconduct includes the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, regulations pertaining to export control, environmental laws, employee wages, pay and benefits, and any other applicable laws or regulations. For example, we routinely provide services that may be highly sensitive or that relate to critical national security matters and, if a security breach were to occur, our ability to receive future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct subject us to the risk of civil or criminal fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting, any of which could damage our reputation, weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition and results of operations.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our business, financial condition and results of operations could be adversely affected.

We rely on teaming relationships with other prime contractors and subcontractors to bid on large procurements and other opportunities when we believe the combination of services, products and solutions we can offer with teammates will help us win and perform the contract. Our future revenues and growth could be adversely affected if our partners reduce or end their contract relationships with us, or if the U.S. government terminates or reduces programs of prime contractors to which we subcontract, does not award them new contracts, or refuses to pay under a contract. We may contract with subcontractors that do not have experience on U.S. government contracts or with our customers, providing them with the experience, relationships, and past performance to compete with us on future contracts and potential result in contract losses. If subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized.

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

We conduct our business under various types of contracts where costs must be estimated in advance of our performance. A portion of the value of our current backlog is attributable to fixed-price contracts where we bear a significant portion of the risk of cost overruns. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including pricing and availability of experienced labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, if there are errors or ambiguities as to contract terms or specifications, or if circumstances change due to, among other things, increases in interest rates, continued inflation, supply-chain disruptions, tariffs, unanticipated technical problems, poor project execution, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, increased costs of equipment and materials from inflation or other factors or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. Our approach to include annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures, which may result in significant cost overruns on our contracts. This could result in reduced profits on a contract, losses on a contract and negative impacts to our cash flows, and our longer-term multi-year contracts could become less favorable to us over time.

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

As of January 2, 2026, the future revenues we expect to realize as a result of backlog was approximately $16.9 billion. Of this amount, we currently estimate that 83% will be recognized in revenues on our consolidated statement of operations and 17% will be recorded by our unconsolidated joint ventures. We cannot guarantee that the revenues projected in our backlog will be realized or that the projects will be profitable. Many of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. From time to time, changes in project scope may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog or the timing of the revenues and profits that we ultimately earn. Projects may remain in our backlog for an extended period of time because of the nature of the project and the timing of the particular services or equipment required by the project. Delays, suspensions, cancellations, payment defaults, scope changes and poor project execution could materially reduce or eliminate profits that we actually realize from projects in backlog. We cannot predict the impact that future economic conditions may have on our backlog, which could include a diminished ability to replace backlog once projects are completed or could result in the termination, modification or suspension of projects currently in our backlog. Such developments could have a material adverse effect on our financial condition, results of operations and cash flows.

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
•increased polarization of political parties, in the U.S. and abroad, which may lead to more volatility in government spending or other developments such as trade wars or changes in military priorities; or
•failure or refusal of foreign governments or their agencies to acknowledge or honor rights, exemptions or obligations identified in applicable status of forces agreements or treaties.

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

As a government contractor and a provider of services operating in multiple regulated industries and geographies, we and our business partners (including our service providers, joint venture partners, suppliers and subcontractors) handle a variety of sensitive information including personally identifiable information, personnel information, protected health information, classified and controlled unclassified information, and financial information, concerning our business, employees and customers. We and our business partners are continuously exposed to cyber and other security threats, including cyberattacks such as malware/computer viruses, ransomware and phishing attacks, insider threats related to malicious and non-malicious activities from authorized and unauthorized employees or third parties, catastrophic events, power outages, natural disasters, computer system or network failures or physical break-ins. We also utilize third-party software in the performance of certain critical accounting, project management, and financial reporting systems. Technological developments in artificial intelligence and machine learning, particularly those that provide actors with the capability to use more sophisticated means to attack our systems, may exacerbate cybersecurity and data privacy risks. Any unauthorized electronic or physical intrusion or other security threat may jeopardize the protection of sensitive or other information stored or transmitted through our IT systems and networks and those of our business partners and third-party software providers. This could lead to disruptions in our business and result in decreased performance, significant remediation costs, reputational damage, transaction errors, loss of data (including personally identifiable information), data leakage of confidential information, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. Under certain contracts with the U.S. government subject to the FAR and CAS, the adequacy of our business processes and related systems could be called into question. Any significant disruptions or failures could have a material adverse effect on our business operations, financial performance, financial condition and reputation.

Additionally, we work with the defense industrial base industry and the U.S., U.K. and Australian governments to gather and share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats.

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

In addition, laws and regulations governing data privacy and the unauthorized disclosure of personal data, including the European Union General Data Protection Regulation, the United Kingdom Data Protection Act, the California Consumer Privacy Act, the California Privacy Rights Act and other emerging U.S. state and global privacy laws pose increasingly complex compliance challenges and potentially elevate costs and may require changes to our business practices resulting from the variation of regulatory requirements and increased enforcement frequency. Failure to comply with these laws and regulations, including related regulatory enforcement and/or private litigation resulting from a potential privacy breach, could result in governmental investigations, significant fines and penalties, damages from private causes of action or reputational harm. Additionally, we are subject to laws, rules and regulations regarding cross-border transfers of personal data, including laws relating to transfer of personal data outside the European Economic Area. If we cannot rely on existing mechanisms for transferring personal data, we may be unable to transfer personal data of employees and clients in those regions, which could adversely affect our business, financial condition and operating results.

An impairment of all or part of our goodwill or our intangible assets could have a material adverse impact on our net earnings and net worth.

As of January 2, 2026, we had $2,677 million of goodwill and $727 million of intangible assets recorded on our consolidated balance sheets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We perform an annual analysis of our goodwill on the first day of the fourth fiscal quarter to determine if it has become impaired. In addition, we perform interim analyses to determine if our goodwill has become impaired if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, potential government actions toward our facilities and various other factors. If the fair value of a reporting unit is less than its carrying value, we could be required to record an impairment charge. An impairment of all or a part of our goodwill or intangible assets could have a material adverse effect on our net earnings and net worth.

Our actual results could differ from the estimates and assumptions used to prepare our financial statements.

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements statements in Part II, Item 8 of this Annual Report on Form 10-K. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates, which could have a material adverse impact on our financial condition, results of operations and cash flows.

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

Risks Related to the Planned Spin-Off of Mission Technology Solutions

We are subject to risks related to our plan to spin off our Mission Technology Solutions business into a standalone, publicly traded company.

On September 24, 2025, we announced our intent to spin off our Mission Technology Solutions business to create a separate, U.S. publicly-traded company (the "Planned Spin-Off"). The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion in the second half of fiscal 2026. The Planned Spin-Off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing, and other regulatory approvals. We cannot assure you that we will be able to satisfy the necessary conditions or that we will successfully complete the anticipated separation in our preferred structure, on the anticipated timeline or at all. Unanticipated developments, including possible delays in obtaining various tax rulings or regulatory approvals, uncertainty or declines in the financial markets or other adverse market conditions, changes in our cash requirements, challenges in establishing the new company’s organizational structure, infrastructure or processes, or adverse business performance could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected, including without limitation, the failure to qualify as tax-free to our shareholders (which could result in significant income tax liabilities to us and/or our shareholders), and the inability of the spun-off company to incur sufficient indebtedness to allow for a distribution to us of proceeds concurrently with the consummation of the Planned Spin-Off. Expenses incurred to accomplish the proposed separation may be significantly higher than what we currently anticipate. Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the separation and we cannot assure you that the separation will yield greater benefits to KBR and its shareholders than if such transaction had not occurred. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and the price of our common stock. Additionally, following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred.

Following the Planned Spin-Off, we and the spun-off Mission Technology Solutions business may face stranded costs, loss of economies of scale, and higher operating expenses than currently anticipated, which could materially adversely affect our profitability.

Following the Planned Spin-Off, we will be a smaller, less diversified company than we were prior to the Planned Spin-Off, which could make us more vulnerable to factors impacting our performance, such as changing market conditions and market volatility. As integrated parts of a larger organization, both businesses currently benefit from shared corporate functions, including finance, legal, human resources, information technology, procurement, and other administrative services. Following the Planned Spin-Off, each company will need to replicate these functions independently or secure them from third-party providers, likely at a higher combined cost than the current shared service model.

The two companies may also lose purchasing power and negotiating leverage with suppliers, service providers, and other vendors. Economies of scale in areas such as insurance coverage, employee benefits, technology licenses, real estate, and professional services fees may be diminished. In addition, we may be unable to find suitable alternatives for services that the spun-off entity temporarily provides to us pursuant to transition agreements, or such alternative services may be more expensive. There is also a risk that certain costs currently treated as variable may become fixed at the standalone entity level, reducing our operational flexibility. While management has developed estimates of the costs to operate as independent companies, actual costs may significantly exceed these projections due to factors that cannot be fully anticipated prior to spin-off.

Our operations may be significantly disrupted during and following the Planned Spin-Off process, and we will be dependent on the spun-off entity’s performance under various transition agreements, the failure of which could materially harm our business.

The process of spinning off integrated business operations is highly complex and involves the disentanglement of shared systems, processes, contracts, and infrastructure that have developed over many years. In connection with the Planned Spin-Off, we and the spun-off entity may enter into various agreements that provide for the performance of certain services or provision of goods by each company for the benefit of the other, for example, a transition services agreement, a tax matters agreement, an employee matters agreement, and other related agreements. Performance under these agreements or other related conditions outside of our control could materially affect our operations and future financial results.

During the transition period, we may be dependent on the spun-off entity to continue providing critical services such as IT infrastructure, supply chain functions, or other operational support. If the spun-off entity is unable to satisfy these obligations, including its indemnification obligations, we could incur operational difficulties or losses that could have an adverse effect on our business, financial condition, and results of operations. Service degradation, system failures, or disagreements regarding service levels or pricing under transition services agreements could disrupt our operations. Furthermore, we may face challenges in transitioning to alternative service providers or in-house capabilities before transition services agreements expire, potentially creating gaps in critical business functions.

The Planned Spin-Off process also requires the migration and spin-off of information technology systems, including enterprise resource planning systems, customer relationship management platforms, and other critical business applications. Data migration errors, system integration failures, or cybersecurity vulnerabilities created during the spin-off process could result in business disruption, data loss, or security breaches.

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

Our profitability and cash flow may vary based on the mix of our contracts and programs, our performance and our ability to control costs.

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

Our MTS business segment primarily performs work in the U.S. under cost-reimbursable contracts with the DoW and other U.S. governmental agencies. If the U.S. government concludes costs charged to a contract are not reimbursable under the terms of the contract or applicable procurement regulations, these costs are disallowed or, if already reimbursed, we may be required to refund the reimbursed amounts to the customer. Such conditions may also include interest and other financial penalties.

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

The U.S. government may issue or revise existing rules, regulations and directives, adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

We face rigorous competition and pricing pressures for any additional contract awards from the U.S. government. Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. From time to time, new laws, executive orders and regulations are enacted, and government agencies adopt new interpretations and enforcement priorities relative to laws and regulations already in effect, including recent U.S. government initiatives such as the FAR overhaul under E.O. 14275, DOGE and defense acquisition reform. U.S. government agencies have and may continue to face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. In addition, U.S. government procurement practices sometimes emphasize price over qualitative factors, such as technical capability and past performance. As a result of these competitive pricing pressures, our profit margins on future U.S. government contracts may be reduced and may require us to make sustained efforts to reduce costs to remain competitive.

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

Federal legislation, regulations, executive orders, and other initiatives dealing with, among other things, procurement reform, the mitigation of potential OCIs, the deterrence of fraud, the elimination of diversity, equity, and inclusion, and changes in corporate environmental obligations, could affect our business. Additionally, we are subject to the laws and regulations of the states in which we operate, which, at times, may conflict with federal laws and regulations, introducing ambiguity.

The ongoing FAR overhaul and other reforms to the U.S. government acquisition process, including changes to procurement rules and regulations, could transform how contracts are awarded, negotiated, and managed, which could lead to delays in contract awards and/or modifications to the scope or terms of contracts we hold. We could face increased competition, greater scrutiny, a more complex regulatory environment, heightened compliance requirements, and additional administrative burdens, all of which have the potential to affect our profitability.

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

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers changing and evolving regularly. Therefore, our success depends on our ability to invest in and develop our people and technology to enable us to deliver services and products that address these changing needs. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers while understanding customer priorities and maintaining customer relationships. Our competitors may be able to provide our customers with differentiated or superior capabilities or technologies or more attractive contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. Some of our competitors have made or could make acquisitions of businesses, or establish teaming or other agreements among themselves or third parties, that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition or develop and expand their product and service offerings at a more accelerated rate. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins and loss of market share.

Our U.S. government contract work is regularly reviewed and audited by the U.S. government, U.S. government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

U.S. government contracts are subject to specific regulations such as the FAR, the Truthful Cost or Pricing Data Statute, CAS, the Service Contract Act and DoW security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. government contracts are subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies such as the DCAA. The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. government contracts. The DCAA presents its report findings to the DCMA. Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we previously have been, and may in the future be subject to additional qui tam litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. These suits may remain under seal (and hence, be unknown to us) for some time while the U.S. government decides whether to intervene on behalf of the qui tam plaintiff.

Given the demands of working for the U.S. government, we may have disagreements or experience performance issues. When performance issues arise under any of our U.S. government contracts, the U.S. government retains the right to pursue remedies, which could include termination under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected. Other remedies that could be sought by our U.S. government customers for any improper activities or performance issues include sanctions such as withholding of payments, liquidated damages and suspensions or debarment from doing business with the U.S. government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We derive a significant portion of our revenues from contracts with agencies and departments of the U.S., the U.K. and Australia governments, which is directly affected by changes in government spending priorities and availability of adequate funding. Additionally, government regulations generally include the right for government agencies to modify, delay, curtail, renegotiate or terminate contracts at their convenience any time prior to their completion. As we are a significant government contractor, our financial performance is affected by the allocation and prioritization of government spending. Factors that could affect current and future government spending include:

•policy or spending changes, or changes in enforcement priorities or resource allocation, implemented by the current administrations, war/defense departments or other government agencies;
•advisory commissions created to review budgetary priorities, including efficiency initiatives such as DOGE;
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

Risks Related to Financial Conditions and Markets

Current or future economic conditions, including recession or inflation, in credit markets may negatively affect the ability to operate our business, finance working capital, implement our acquisition strategy and access our cash and short-term investments.

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

Disruptions of the capital markets could also adversely affect our clients’ ability to finance projects and could result in contract cancellations or suspensions, project delays and payment delays or defaults by our clients. In addition, clients may be unable to fund new projects, may choose to make fewer capital expenditures or otherwise slow their spending on our services or seek contract terms more favorable to them. Our government clients may face budget deficits that prohibit them from funding proposed and existing projects or that cause them to exercise their right to terminate our contracts with little or no prior notice. Furthermore, any financial difficulties suffered by our subcontractors or suppliers could increase our costs or adversely impact project schedules. These disruptions could materially impact our backlog and financial performance.

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

We had approximately $2.6 billion of indebtedness outstanding as of January 2, 2026 which could have negative consequences to us, including, but not limited to:

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

We have frozen defined benefit pension plans for employees primarily in the U.S., the U.K. and Germany. At January 2, 2026, our defined benefit pension plans had an aggregate funding surplus (calculated as the excess of the fair value of plan assets over the projected benefit obligations) of approximately $85 million. The largest potential source of deficit is related to our defined benefit pension plan in the U.K that is in a funding surplus position at January 2, 2026. In the future, our pension surpluses and deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are required or elect to make up all or a significant portion of the deficit for any underfunded benefit plans, our financial position could be materially and adversely affected.

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

We have maintained a regular cash dividend program since 2007. We anticipate continuing to pay quarterly dividends during fiscal 2026. However, any future payment of dividends, including the timing and amount of any such dividends, is at the discretion of our Board of Directors and may depend upon our earnings, liquidity, financial condition, alternate capital deployment opportunities or any other factors that our Board of Directors considers relevant. A change in our regular cash dividend program could have an adverse effect on the market price of our common stock. In addition, pursuant to a January 7, 2026 Executive Order, the Secretary of War could seek to limit our ability to pay cash dividends or make share repurchases if the Secretary of War determines that we have underperformed or lacked sufficient prioritization of, investment in or production speed in carrying out or performing under our U.S. government contracts.

Risks Related to Regulations, Compliance and Litigation

We could be adversely impacted if we fail to comply with international export and domestic laws, which are rigorously enforced by the U.S. government.

To the extent that we export products, technical data and services outside of the U.S., we are subject to laws and regulations governing trade, exports and sanctions including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, entities and individuals, including sanctions and export restrictions related to Russia's invasion of Ukraine, which are administered by the Office of Foreign Asset Control within the Department of the Treasury. In addition, the U.S. Government has recently announced significant trade policy changes and tariffs. A failure to comply with these laws and regulations could result in civil or criminal penalties or sanctions, including the imposition of fines as well as the denial of export privileges and debarment from participation in U.S. government contracts. U.S. government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit or suspension of payment, any of which could result in losing our status as an eligible U.S. government contractor and cause us to suffer serious reputational harm, which could have a material adverse effect on our business, financial condition or results of operations.

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

The FCPA, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions ("Anti-bribery Laws") generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these Anti-bribery Laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with Anti-bribery Laws may conflict with local customs and practices. We train our staff concerning Anti-bribery Laws and we also inform our partners, subcontractors, agents and other third parties who work for us or on our behalf that they must comply with the requirements of these Anti-bribery Laws. We also have procedures and controls in place to monitor internal and external compliance. We cannot provide complete assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees or third parties working on our behalf. If we are found to be liable for violations of these laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

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

Certain work sites often expose our employees and others to chemical and manufacturing processes, highly-regulated materials, large pieces of mechanized equipment and moving vehicles. Additionally, our employees and others at certain project sites may be exposed to severe weather events, austere or remote environments or high security risks. Failure to implement effective safety procedures may result in injury, disability or loss of life to these parties. In addition, the projects may be delayed and we may be exposed to litigation or investigations.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining certain components of our worldwide provision for income taxes and a change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in higher taxes on our earnings, which could have a material impact on our earnings and cash flows from operations. In the ordinary course of our business, there are certain transactions and calculations where the ultimate tax determination is uncertain. We are audited by various U.S. and foreign tax authorities in the ordinary course of business, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. In particular, international operations could adversely be affected by the OECD’s proposed international taxation reform and introduction of a global minimum tax. A significant increase in tax rates could have a material adverse effect on our profitability and liquidity.

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.

We are subject to numerous state, federal and international laws and directives and regulations in the U.S. and abroad that involve matters central to our business, including but not limited to, data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition restrictions. Compliance with legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity, and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Our failure to comply with the laws and regulations governing OCIs could lead to penalties, including termination of one or more of our U.S. government contracts.

Many of our U.S. government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. Existing OCI, and any OCI that may develop, could, if not mitigated to the satisfaction of the customer, preclude our competition for or performance on a significant project or contract, which could limit our opportunities. Further, we occasionally hire former government employees who may be subject to certain representation or non-disclosure obligations. These representation restrictions may, if not honored, result in disqualification from competition or loss of contract, and the violation of such obligations could result in criminal liability for the former government employee. These former government employees may also have had access to competitively sensitive or commercially usable information that, if not properly firewalled, could result in allegations of unfair competition and, if such findings are made, loss of contract award.

Investigations, audits, claims, disputes, enforcement actions, litigation, arbitration, or other legal proceedings could require us to pay potentially large damage awards or penalties and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.

We are subject to and may become a party to various other litigation, claims, investigations, audits, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties, or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management’s attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. For more information, see Note 13. “Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In addition, standards for tracking and reporting corporate responsibility matters continue to evolve. New laws, regulations, policies and international accords relating to such matters, including sustainability, climate-related risks, human capital and anti-discrimination, are being developed and formalized in Europe, the United States, Asia and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others, and may not be in line with any new and forthcoming related disclosure rules in the United States and abroad. In addition, methodologies for reporting data in these areas (e.g., sustainability and climate-related impacts, or human capital data) may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of internal and third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting such matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring and reporting metrics, including related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future. Any failure, or perceived failure, by us to comply fully with developing interpretations of such laws and regulations could harm our business, reputation, financial condition and operating results and require significant time and resources to make the necessary adjustments. If our corporate responsibility practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquirer, service provider or employer could be negatively impacted.

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

The Company's cybersecurity and information security framework is built upon the National Institute of Standards and Technology (NIST) Cyber Security Framework and incorporates International Organization for Standardizations (ISO) 27001 standards for general information technology security controls and Sarbanes-Oxley (SOX) for assessment of internal controls. KBR's global cybersecurity risk program also integrates the following cybersecurity frameworks across our regional operations: US Defense Federal Acquisition Regulation Supplement (DFARS) which includes Cybersecurity Maturity Model Certification (CMMC) and NIST 800-171, UK Cyber Essentials and Australia's Essential Eight.

The Company utilizes policies and procedures, software, training programs and hardware solutions to protect and monitor its environment. Our Chief Information Security Officer (CISO) oversees the Company’s approach to managing cybersecurity and digital risk. Our CISO reports to the General Counsel, is supported by and collaborates with the Company's executive leadership team and regularly engages with cross-functional teams at the Company, including Digital Technology, Legal, Audit, Human Resources, Facilities and Corporate Risk. Our Chief Compliance Officer (CCO), Chief Information Officer (CIO) and CISO oversee our dedicated technology risk management, which work in partnership with our internal audit department and data privacy team to review information technology-related internal controls.

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

Management's Role Managing Risk

Our CISO is responsible for the creation of the Company’s enterprise-wide cybersecurity and information security framework, including the design effectiveness of the Company’s cybersecurity controls. Our CIO is responsible for the implementation of the Company’s cybersecurity and information security framework and the day-to-day execution of our cybersecurity processes and controls. The CISO reports to the General Counsel and, in fiscal 2025, the CIO reported to the Chief Financial Officer. Effective January 3, 2026, the CIO reports to the Chief Digital & Development Officer. All cyber incidents under our existing cyber policy are reported to both the CISO and CIO, which are then communicated through their reporting structure to the General Counsel and Chief Financial Officer. The CISO and CIO routinely provide operational updates to the General Counsel and Chief Financial Officer as needed, and updates are regularly provided by the CISO and CIO to both the Sustainability, Technology & Cybersecurity Committee and Audit Committee of our Board of Directors as discussed more fully below.

Board of Directors Oversight

Our Board of Directors is committed to mitigating data privacy and cybersecurity risks. While the Board of Directors maintains ultimate responsibility for the oversight of our data privacy and cybersecurity program and risks, it has delegated certain responsibilities to our Sustainability, Technology & Cybersecurity Committee and Audit Committee. The Sustainability, Technology & Cybersecurity Committee and Audit Committee stay apprised of our data privacy and information security programs, strategy, policies, standards, architecture, processes and material risks and overseeing responses to security and data incidents. The Board of Directors receives information security and privacy awareness training, which covers, among other matters, the Board's oversight obligations and the privacy and security programs in place at the company. Our Sustainability, Technology & Cybersecurity Committee and Audit Committee regularly receive updates from our CISO and CIO on data privacy risks, security risks and any material incidents. Additionally, outside counsel advises the Board about best practices for cybersecurity oversight by the Board. Members of the Board stay apprised of the rapidly evolving cyber threat landscape through our ongoing director education programming and provide guidance to management as appropriate in order to address the effectiveness of our overall data privacy and cybersecurity program. Ten members of our Board of Directors, five of whom serve as the entire membership of the Sustainability, Technology & Cybersecurity Committee, have cybersecurity experience, and two are subject matter experts.

Item 2.Properties

Our operations are conducted at both owned and leased properties in domestic and foreign locations. Our corporate headquarters are located at 601 Jefferson Street, Houston, Texas 77002. While we have operations worldwide, the following table describes the locations of our more significant existing office facilities:

Location	Owned/Leased	Business Segment
North America:

Houston, Texas	Leased	All

Fulton, Maryland	Leased	Mission Technology Solutions

Columbia, Maryland	Leased	Mission Technology Solutions

Lexington Park, Maryland	Leased	Mission Technology Solutions

Chantilly, Virginia	Leased	Mission Technology Solutions

Vienna, Virginia	Leased	Mission Technology Solutions

Fairfax, Virginia	Leased	Mission Technology Solutions

Herndon, Virginia	Leased	Mission Technology Solutions

Huntsville, Alabama	Leased	Mission Technology Solutions

Phoenix, Arizona	Leased	Mission Technology Solutions

El Segundo, California	Leased	Mission Technology Solutions

Colorado Springs, Colorado	Leased	Mission Technology Solutions

North Charleston, South Carolina	Leased	Mission Technology Solutions

Dayton/Beavercreek, Ohio	Leased	Mission Technology Solutions
Europe, Middle East and Africa:

Leatherhead, United Kingdom	Owned	All

Glasgow, United Kingdom	Leased	Mission Technology Solutions

Wiltshire, United Kingdom	Leased	Mission Technology Solutions

Al Khobar, Saudi Arabia	Leased	Sustainable Technology Solutions

Asia-Pacific:

Chennai, India	Leased	All

Majura Park, Australia	Leased	Mission Technology Solutions

Delhi (Gurgaon), India	Leased	Sustainable Technology Solutions

Brisbane, Australia	Leased	Sustainable Technology Solutions

Sydney, Australia	Leased	Sustainable Technology Solutions

Melbourne, Australia	Leased	Sustainable Technology Solutions

Adelaide, Australia	Leased	Sustainable Technology Solutions

Canberra, Australia	Leased	Sustainable Technology Solutions

We also own or lease numerous small facilities that include sales and administrative offices as well as warehouses and equipment yards located throughout the world. We believe all properties that we currently occupy are suitable for their intended use. For more information regarding our lease commitments, refer to Note 15. "Leases" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE and trades under the symbol “KBR.” We have declared a dividend in each quarter during the years ended January 2, 2026 and January 3, 2025, and we currently expect that comparable quarterly cash dividends will continue to be paid for the foreseeable future. The declaration, payment and amount of future cash dividends will be at the discretion of our Board of Directors. On February 19, 2026, the Board of Directors declared a dividend of $0.165 per share, which will be paid on April 15, 2026.
At January 31, 2026, there were 52 shareholders of record. In calculating the number of shareholders, we consider clearing agencies and security position listings as one shareholder for each agency or listing.
Share Repurchases
On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of January 2, 2026, $427 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock settled during the three months ended January 2, 2026, and the amount available to be repurchased under the authorized share repurchase program as of January 2, 2026:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 4, 2025 - October 31, 2025	33	$43.25	—	$452,119,573
November 1, 2025 - November 28, 2025	—	$—	—	$452,119,573
November 29, 2025 - January 2, 2026	586,418	$42.70	585,227	$427,131,280
Total	586,451	$42.70	585,227	$427,131,280

(1)Included within the shares repurchased herein are 1,224 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR Stock and Incentive Plan at an average price of $43.55 per share.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the cumulative total shareholder return on shares of our common stock for the five-year period ended January 2, 2026, with the cumulative total return on the S&P 1500 IT Consulting & Other Services Index, the Russell 1000 Index, the S&P MidCap 400 Index and the Dow Jones Heavy Construction Industry Index for the same period. The comparisons assume the investment of $100 on December 31, 2020 and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
12/31/2020
12/31/2021
12/31/2022
12/29/2023
1/3/2025
1/2/2026
KBR
Russell 1000
Dow Jones Heavy Construction
S&P 1500 IT Consulting & Other Services
S&P MidCap 400

	12/31/2020	12/31/2021	12/31/2022	12/29/2023	1/3/2025	1/2/2026
KBR	$100.00	$155.66	$174.25	$184.57	$198.50	$138.12
S&P 1500 IT Consulting & Other Services	$100.00	$137.94	$105.38	$133.79	$153.19	$150.63
Russell 1000	$100.00	$126.45	$102.27	$129.40	$162.96	$189.63
S&P MidCap 400	$100.00	$124.76	$108.47	$126.29	$145.35	$156.76
Dow Jones Heavy Construction	$100.00	$149.74	$172.28	$207.32	$302.68	$413.06

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

HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. As of January 2, 2026 all of HomeSafe operations, including run-off operations, have ceased. The financial results and financial position of HomeSafe are presented as discontinued operations in the consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows for all periods presented. See Note 21. "Discontinued Operations" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information. Unless otherwise indicated, any reference to statements of operations items in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.

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
•Mission Technology Solutions
•Sustainable Technology Solutions

Non-core business segment
•Corporate

See additional information on our business segments in Note 2. "Business Segment Information" to our consolidated financial statements and under "Item 1. Business" in this Annual Report on Form 10-K.

Business Environment and Trends

Mission Technology Outlook

From October 1, 2025 through November 11, 2025 the U.S. government was shut down because Congress was unable to pass legislation providing appropriations authority for the government to continue to operate. Subsequent to the U.S. government shutdown starting on October 1, 2025, we experienced delays in project execution, collection of payments and contract awards. On November 12, 2025, a continuing resolution funding measure was enacted to finance all U.S. government activities through January 30, 2026. On February 3, 2026, the Consolidated Appropriations Act of 2026 was passed, which finalized defense appropriations for fiscal year 2026. This legislation provides for $839 billion in discretionary defense spending. In December 2025, the National Defense Authorization Act ("NDAA") was signed into law. The NDAA authorizes programs, projects and policies to be carried out with funds appropriated by Congress as part of the annual budgetary process. The NDAA supports up to approximately $901 billion in fiscal year 2026 funding for national defense. Additionally, the approved fiscal year 2026 budget for NASA is $24 billion.

On November 10, 2025, the DoW announced the Acquisition Transformation Strategy which aims to accelerate the delivery of operational capabilities by implementing organizational changes that enable acquisition speed, including greater flexibility and authority for trade-off decisions among speed, performance and cost and commercial-first preference to streamline solicitation approaches. The strategy validates the critical market need we seek to address for trusted vendors who can act as capability integrators independent of original equipment manufacturers (OEMs). It also reinforces our value to the DoW's priority for rapid delivery of warfighting capability.

Despite the Administration indicating its desire for a significant increase in defense spending for fiscal year 2027 to $1.5 trillion, we anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the Administration and Congress, efficiency initiatives, the global security environment, inflationary pressures including tariffs and macroeconomic conditions. Thus far, the Administration's directives and actions of the DOGE have resulted in federal government staff reductions and hiring freezes and may result in delays in contract awards.

Internationally, our government work is performed primarily for the U.K. MoD and the Australian Department of Defence. In June 2025, leaders of the North Atlantic Treaty Organization agreed to invest 5% of their countries' gross domestic product ("GDP") on defense and security-related spending by 2035. Additionally, in June 2025, the Strategic Defence Review was completed in the U.K. with plans to increase defense spending to 2.50% of GDP by 2027 and additional increases in following years to reach defense spending of 3.00% of GDP. Recognizing the importance of strong defense and the role the U.K. plays across the globe, the U.K. has prioritized investment in military research and investment in key areas to advance and develop capabilities around artificial intelligence, cyber security and space superiority. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In March 2025, the Australian Minister for Defence announced that the Australian defense budget is expected to increase over the next four years.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, including by segment. A discussion regarding our financial condition and results of operations for the years ended January 3, 2025 ("fiscal 2024") and December 29, 2023 ("fiscal 2023") is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, as filed with the SEC on February 25, 2025.

	Year ended			Change
	January 2,	January 3,	December 29,	2025 vs. 2024		2024 vs. 2023
Dollars in millions	2026	2025	2023	$	%	$	%
Revenues	$7,786	$7,710	$6,956	$76	1%	$754	11%
Cost of revenues	(6,636)	(6,611)	(5,979)	25	—%	632	11%
Gross profit	1,150	1,099	977	51	5%	122	12%
Equity in earnings of unconsolidated affiliates	210	107	114	103	96%	(7)	(6)%
Selling, general and administrative expenses	(578)	(543)	(487)	35	6%	56	11%
Legal settlement of legacy matter	—	—	(144)	—	—%	(144)	(100)%
Other	(4)	(4)	(11)	—	—%	(7)	(64)%
Operating income	778	659	449	119	18%	210	47%
Interest expense	(158)	(144)	(115)	14	10%	29	25%
Charges associated with Convertible Notes	—	—	(494)	—	—%	(494)	(100)%
Other non-operating expense	(6)	(7)	(5)	(1)	(14)%	2	40%
Income (loss) from continuing operations before income taxes	614	508	(165)	106	21%	673	n/m
Provision for income taxes	(156)	(129)	(95)	27	21%	34	36%
Net income (loss) from continuing operations	458	379	(260)	79	21%	639	n/m
Net income (loss) from discontinued operations, net of tax	(55)	2	(1)	(57)	n/m	3	n/m
Net income (loss)	403	381	(261)	22	6%	642	n/m
Less: Net income attributable to noncontrolling interests included in continuing operations	7	5	4	2	40%	1	25%
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(19)	1	—	(20)	n/m	1	n/m
Net income (loss) attributable to KBR	$415	$375	$(265)	$40	11%	$640	n/m

n/m - not meaningful

Revenues. Revenues increased by $76 million, or 1%, to $7,786 million in fiscal 2025, compared to $7,710 million in fiscal 2024. The increase is due to increases in defense and intel programs associated with the acquisition of LinQuest (in August 2024) in our MTS segment and increased revenues from engineering and professional services in our STS segment, offset by reduced activity within the European command and science and space programs in our MTS segment. Additionally, revenues increased by $26 million in fiscal 2025 due to the final resolution of an outstanding legacy claim associated with a U.S. government project in fiscal 2024 that did not recur in fiscal 2025.

Gross profit. The increase in overall gross profit of $51 million, or 5%, was primarily driven by items increasing revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $103 million, or 96%, to $210 million in earnings in fiscal 2025 compared to $107 million in earnings in fiscal 2024. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses were $35 million higher, or 6%, in fiscal 2025 compared to fiscal 2024, which was primarily driven by additional expenses incurred to support the growth in both our MTS and STS business segments, expenses incurred related to the implementation of a new enterprise resource planning system and expenses incurred related to the Planned Spin-Off of MTS.

Interest Expense. The increase in interest expense was primarily driven by increased outstanding average debt principal from fiscal 2024 to fiscal 2025.

Provision for income taxes. The provision for income taxes reflects a 25% tax rate for fiscal 2025 and 2024. The effective tax rate of 25%, as compared to the U.S. statutory rate of 21%, for fiscal 2025 was affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S., partially offset by the resolution reached with tax authorities. The effective tax rate of 25%, as compared to the U.S. statutory rate of 21%, for fiscal 2024 was affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 12. "Income Taxes" to our consolidated financial statements for further discussion on income taxes, including our reconciliation of the U.S. statutory tax rate to our effective tax rate.

Net income (loss) from discontinued operations, net of tax. Net income (loss) from discontinued operations, net of tax, was $(55) million and $2 million during fiscal 2025 and fiscal 2024, respectively, due to the disposal of HomeSafe.

Net income (loss) attributable to noncontrolling interests included in discontinued operations. Net income (loss) attributable to noncontrolling interests included in discontinued operations was $(19) million and $1 million during fiscal 2025 and fiscal 2024, respectively, due to the disposal of HomeSafe.

Results of Operations by Business Segment

We analyze the financial results of our two core business segments and one non-core business segment. The business segments presented are consistent with our reportable segments discussed in Note 2. "Business Segment Information" to our consolidated financial statements.

	Year ended			Change
	January 2,	January 3,	December 29,	2025 vs. 2024		2024 vs. 2023
Dollars in millions	2026	2025	2023	$	%	$	%
Revenues:
Mission Technology Solutions	$5,581	$5,555	$5,119	$26	—%	$436	9%
Sustainable Technology Solutions	2,205	2,155	1,837	50	2%	318	17%
Total revenues	$7,786	$7,710	$6,956	$76	1%	$754	11%

Operating income (loss):
Mission Technology Solutions	$463	$415	$256	$48	12%	$159	62%
Sustainable Technology Solutions	477	405	354	72	18%	51	14%
Corporate	(162)	(161)	(161)	1	1%	—	—%
Total operating income	$778	$659	$449	$119	18%	$210	47%

Mission Technology Solutions

MTS revenues increased by $26 million to $5,581 million in fiscal 2025 compared to $5,555 million in fiscal 2024. In fiscal 2025, we had revenue increases in defense and intel programs associated with the acquisition of LinQuest (in August 2024), offset by revenue decreases due to reduced activity within the European command and science and space programs. Additionally, revenues increased by $26 million in fiscal 2025 due to the final resolution of an outstanding legacy claim associated with a U.S. government project in fiscal 2024 that did not recur in fiscal 2025.

MTS operating income increased by $48 million, or 12%, to $463 million in fiscal 2025 compared to $415 million in fiscal 2024. The increase in operating income was primarily driven by the growth associated with LinQuest. Additionally, operating income increased by $26 million in fiscal 2025 due to the final resolution of an outstanding legacy claim associated with a U.S. government project in fiscal 2024 that did not recur in fiscal 2025. The increase in operating income was offset by a $6 million gain related to the sale of our investment interest in a joint venture during fiscal 2024 that did not recur in fiscal 2025.

Sustainable Technology Solutions

STS revenues increased by $50 million, or 2%, to $2,205 million in fiscal 2025 compared to $2,155 million in fiscal 2024. This increase was primarily driven by increased revenues from engineering and professional services.

STS operating income increased by $72 million, or 18%, to $477 million in fiscal 2025 compared to $405 million in fiscal 2024. The increase from fiscal 2024 to fiscal 2025 is primarily due to increased equity in earnings from services on an LNG project and the item discussed above, offset by increased selling, general and administrative expenses related to growth in the business and expenses incurred related to the implementation of a new enterprise resource planning system.

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

Refer to "Item 1A. Risk Factors" contained in Part I of this Annual Report on Form 10-K for a discussion of other factors that may cause backlog to ultimately convert into revenues at different amounts.

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.8 billion at January 2, 2026 and January 3, 2025.

The following table summarizes our backlog by business segment as of January 2, 2026 and January 3, 2025, respectively. The disposal of HomeSafe met the requirements to be reported as discontinued operations. Backlog as of January 2, 2026 and January 3, 2025 does not include any amounts related to HomeSafe.

Dollars in millions	January 2, 2026	January 3, 2025
Mission Technology Solutions	$12,712	$12,642
Sustainable Technology Solutions	4,152	3,963
Total backlog	$16,864	$16,605
Award options	6,347	3,975
Total backlog and options	$23,211	$20,580
We estimate that as of January 2, 2026, 36% of our backlog will be executed within one year. Of this amount, we estimate that 83% will be recognized in revenues on our consolidated statement of operations and 17% will be recorded by our unconsolidated joint ventures. As of January 2, 2026, $112 million of our backlog relates to active contracts that are in a loss position.

As of January 2, 2026, 17% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 24% was attributable to cost-reimbursable contracts and 20% was attributable to time-and-materials contracts. PFI arrangements are predominantly fixed‑price in nature, and therefore the PFI portion of backlog primarily reflects fixed‑price contractual structures. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of

January 2, 2026, $9.0 billion of our MTS backlog was currently funded by our customers. Excluding PFIs, 40% of our MTS backlog is currently funded by our customers. As of January 2, 2026, we had approximately $6.3 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $16.9 billion and the remaining performance obligations as defined by ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") of $13.3 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3. "Revenue" to our consolidated financial statements for discussion of the remaining performance obligations.

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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of January 2, 2026, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $500 million at January 2, 2026 and $342 million at January 3, 2025 and consisted of the following:

	January 2,	January 3,
Dollars in millions	2026	2025
Domestic U.S. cash	$210	$24
International cash	238	207
Joint venture and Aspire Defence project cash	52	111
Total	$500	$342

Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $15 million and $12 million held by our wholly owned captive insurance company as of January 2, 2026 and January 3, 2025, respectively, which is generally not available to KBR to support its other operations.

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

Joint venture cash and Aspire Defence project cash balances reflect the amounts held by joint venture entities that we consolidate for financial reporting purposes. These amounts are limited to those entities' activities and are not readily available for general corporate purposes; however, portions of such amounts may become available to us in the future should there be a distribution of dividends to the joint venture partners. We expect that the majority of the joint venture cash balances will be utilized for the corresponding joint venture purposes or for paying dividends. In fiscal 2025 a contractual repayment was made by the Aspire Defence subcontracting entities.
As of January 2, 2026, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Cash flows provided by operating activities - continuing operations	$557	$450	$301
Cash flows provided by (used in) investing activities - continuing operations	16	(751)	(52)
Cash flows provided by (used in) financing activities - continuing operations	(403)	374	(359)
Total cash flows from discontinued operations	(33)	(13)	12
Effect of exchange rate changes on cash	18	(14)	13
Increase (decrease) in cash and cash equivalents	$155	$46	$(85)

Operating Activities - continuing operations. Cash provided by operations totaled $557 million and $450 million in fiscal 2025 and fiscal 2024, respectively, as compared to net income from continuing operations of $458 million and $379 million in fiscal 2025 and fiscal 2024, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

The increase in operating cash flows in fiscal 2025 compared to fiscal 2024 is primarily due to the resolution of an outstanding unapproved change order within our Mission Technology Solutions segment. This increase was offset primarily by changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. In fiscal 2025, the accounts payable cash outflow included a contractual repayment made by the Aspire Defence subcontracting entities. The working capital components are also impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. Additionally, in fiscal 2025 there were decreases in pension funding that resulted in additional operating cash flows.

Investing Activities - continuing operations. Cash provided by investing activities totaled $16 million in fiscal 2025 and was primarily related to a return of equity method investment from BRIS of $82 million. This was offset by $42 million of capital expenditures, $14 million related to the acquisition of Infrastar Limited and funding in other investment of $10 million. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for further discussion on the return of equity method investment from BRIS.

Cash used in investing activities totaled $751 million in fiscal 2024 and was primarily related to the acquisition of LinQuest, net of cash acquired of $738 million, capital expenditures of $52 million and funding in other investment of $5 million. This was offset by a return of equity method investment from JKC in fiscal 2024 of approximately $36 million related to our proportionate share of a tax refund. Additionally, we received $7 million primarily from the sale of our investment interest in a joint venture within our MTS segment.

Financing Activities - continuing operations. Cash used in financing activities totaled $403 million for fiscal 2025. The primary uses of cash in financing activities were $505 million in payments on the Revolver, $26 million in payments on our Term Loan A, $10 million in payments on our Term Loan B, $323 million for the repurchase of common stock under our share repurchase program, $6 million for the repurchase of common stock under our "withhold to cover" program and $84 million of dividend payments to common shareholders. These decreases were offset by $555 million in borrowings on our Revolver.

Cash provided by financing activities totaled $374 million in fiscal 2024 and was primarily related to $393 million in borrowings on our Revolver and $574 million in borrowings associated with Amendment No. 11 and No. 13 to our Credit

Agreement. These increases were offset by $124 million of principal payments related to our Senior Credit Facility, $98 million in payments on the Revolver, $204 million for the repurchase of common stock under our share repurchase program and $14 million for the repurchase of common stock under our "withhold to cover" program. Cash used in financing activities also included a $33 million payment for the settlement of warrants, $79 million of dividend payments to common shareholders, $18 million in debt issuance costs associated with Amendment No. 11, No. 12 and No. 13 to our Credit Agreement for our Senior Credit Facility and $10 million for the acquisition of a noncontrolling interest.

Cash flows from discontinued operations. Cash flows from discontinued operations are associated with the disposal of HomeSafe. Cash used in operations totaled $33 million for fiscal 2025 and cash provided by operations totaled $12 million for fiscal 2024. Changes in HomeSafe's working capital accounts were the primary components of operating cash flows for fiscal 2025 and fiscal 2024. Cash used in investing activities totaled $12 million and $25 million for fiscal 2025 and fiscal 2024, respectively, which is related to capital expenditures. Cash provided by financing activities totaled $12 million for fiscal 2025 due to investments from the noncontrolling interest partner. See Note 21. "Discontinued Operations" to our consolidated financial statements for additional information.

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

We anticipate that, in connection with and prior to the completion of the Planned Spin-Off, the Mission Technology Solutions business will make a cash distribution to KBR using proceeds received from its anticipated financing transactions to be undertaken as part of its transition to an independent, publicly traded company. We intend to use the cash distributed to KBR by the Mission Technology Solutions business to reduce our level of indebtedness.

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

U.K. pension obligation. We have recognized on our consolidated balance sheets a funding surplus of approximately $84 million (calculated as the difference between the fair value of plan assets and the projected benefit obligations) as of January 2, 2026 for our frozen U.K. defined benefit pension plan. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized in fiscal 2025. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. ("MUFG") under a Master Accounts Receivable Purchase Agreement, which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility to meet our capital needs. Refer to Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements for further discussion on our sales of receivables.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 11. "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

Senior Notes

Information relating to our Senior Notes is described in Note 11. "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC Subtopic 460-10, Guarantees, as of January 2, 2026, we had no material guarantees of the work or obligations of third parties recorded.
In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of January 2, 2026, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $488 million of bilateral and uncommitted lines of credit. As of January 2, 2026, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $488 million of bilateral and uncommitted lines of credit, we utilized $296 million for letters of credit as of January 2, 2026. The total remaining capacity of these committed and uncommitted lines of credit was approximately $783 million as of January 2, 2026, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 11. "Debt and Other Credit Facilities" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7. Other than as discussed in this report, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Contractual Obligations and Commitments

Significant contractual obligations and commercial commitments as of January 2, 2026 are as follows:

	Payments Due
Dollars in millions	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter		Total
Debt obligations	$49	$551	$285	$788	$10	$934		$2,617
Interest (a)	131	124	104	55	52	2		468
Operating leases	71	63	58	51	36	67	222	346
Finance leases	5	3	2	—	—	—		10
Purchase obligations (b)	53	26	9	6	2	—		96
Total (c)	$309	$767	$458	$900	$100	$1,003		$3,537

(a)Determined based on long-term debt borrowings outstanding at January 2, 2026 using the interest rates in effect for the individual borrowings as of January 2, 2026, including the effects of interest rate swaps. The payments due for interest reflect the cash interest that will be paid, which includes interest on outstanding borrowings and commitment fees. These amounts exclude the amortization of discounts or debt issuance costs.
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
(c)We have excluded uncertain tax positions totaling $76 million as of January 2, 2026. The ultimate timing of settlement of these obligations cannot be determined with reasonable assurance. See Note 12. "Income Taxes" to our consolidated financial statements for further discussion on income taxes.

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

Contract Revenue and Contract Estimates. Our policy on revenue recognition is provided in Note 1. "Significant Accounting Policies" to our consolidated financial statements and is also applied to the revenues of our equity method investments included in equity in earnings of unconsolidated affiliates. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts we recognize revenue when services are performed which generally coincides with our ability to bill.

The cost-to-cost method of revenue recognition requires us to prepare estimates of cost to complete for contracts in progress. Due to the nature of the work performed on many of our performance obligations, the estimates of total revenue and cost at completion is complex, subject to many variables and require significant judgment. In making such estimates, judgments are required to evaluate contingencies such as potential variances in schedule and the cost of materials, labor and productivity, the impact of change orders, liability claims, contract disputes and achievement of contractual performance standards. As a significant change in one or more of these estimates could affect the profitability of our contracts, we routinely review and update our significant contract estimates through a disciplined project review process in which management reviews the progress and execution of our performance obligations and estimates at completion. We have a long history of working with multiple types of projects and in preparing cost estimates. However, there are many factors that impact future cost as outlined in “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K. These factors can affect the accuracy of our estimates and materially impact our future reported earnings. Changes in total estimated contract costs and losses, if any, are recognized on a cumulative catch-up basis in the period in which the changes are identified at the contract level. Such changes in contract estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in a prior period. Changes in contract estimates may also result in the reversal of previously recognized revenue. If the current estimate differs from the previous estimate, revenue is recognized through a cumulative catch up adjustment in the current period.

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

Purchase Price Allocation. We allocate the purchase price of an acquired business to the identifiable assets and liabilities of the acquiree based on estimated fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset and are developed using widely accepted valuation techniques such as discounted cash flows. When determining the fair value of the assets and liabilities of an acquired business, we make judgments and estimates using all available information to us including, but not limited to, quoted market prices, carrying values, expected future cash flows, which includes consideration of future growth rates and margins, attrition rates, future changes in technology and brand awareness, loyalty and position and discount rates. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Our purchase price allocation is discussed in Note 4. "Acquisitions" in the accompanying consolidated financial statements.

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

While we have the option to proceed directly to the quantitative test, for fiscal 2025, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in fiscal 2025. Our goodwill and intangible assets are discussed in Note 8. "Goodwill and Intangible Assets" in the accompanying consolidated financial statements.

Deferred Taxes, Valuation Allowances and Tax Contingencies. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We record a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of the timing and character of future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, income available from carryback years and available tax planning strategies that could be implemented to realize the net deferred tax assets. To arrive at our forecast of the timing and character of future taxable income, we use estimates of economic and market assumptions, including growth rates in revenues, costs and estimates of future operating margins. These estimates can entail varying degrees of judgment based upon the amount of deferred tax assets assessed and length of the carryforward period. Deferred tax assets and liabilities are discussed in Note 12. "Income Taxes" to our consolidated financial statements.

We consider both positive and negative evidence when evaluating the need for a valuation allowance on our deferred tax assets in accordance with ASC Topic 740, Income Taxes. Available evidence includes historical financial information supplemented by currently available information about future years. Generally, historical financial information is more objectively verifiable than projections of future income and is therefore given more weight in our assessment. We consider cumulative losses in the most recent twelve quarters to be significant negative evidence that is difficult to overcome in considering whether a valuation allowance is required. Conversely, we consider a cumulative income position over the most recent twelve quarters to be significant positive evidence that a valuation allowance may not be required. Changes in the amount, timing and character of our forecasted taxable income could have a significant impact of our ability to utilize deferred tax assets and related valuation allowance.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate future taxable income of at least $286 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate future taxable income of at least $914 million. Changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

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

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity funds and securities, fixed income funds and securities, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country or economic environment.

The discount rate used to calculate the projected benefit obligation at the measurement date for our U.S. pension plan decreased to 4.97% at January 2, 2026 from 5.32% at January 3, 2025. The discount rate used to determine the projected benefit obligation at the measurement date for our U.K. pension plan, which constitutes 94% of all pension plans, increased to 5.60% at January 2, 2026 from 5.54% at January 3, 2025. Our expected long-term rates of return on plan assets utilized at the measurement date of January 2, 2026 and January 3, 2025 was 6.24% and 6.64% for our U.S. pension plans, respectively, and 7.97% and 6.80% for our U.K. pension plans, respectively.

The following table illustrates the sensitivity to changes in certain assumptions, holding all other assumptions constant, for our pension plans:

	Effect on
	Pretax Pension Cost in Fiscal 2026		Pension Benefit Obligation at January 2, 2026
Dollars in millions	U.S.	U.K.	U.S.	U.K.
25-basis-point decrease in discount rate	$—	$—	$1	$31
25-basis-point increase in discount rate	$—	$—	$(1)	$(30)
25-basis-point decrease in expected long-term rate of return	$—	$4	N/A	N/A
25-basis-point increase in expected long-term rate of return	$—	$(4)	N/A	N/A

Unrecognized actuarial gains and losses are recognized using the corridor method over a period of approximately 20 years, which represents a reasonable systematic method for amortizing gains and losses for the employee group. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes in the obligations and the difference between expected returns and actual returns on plan assets. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss on our consolidated statement of comprehensive income (loss) and is recognized as a decrease or an increase in future pension expense. Our pretax unrecognized net actuarial loss in accumulated other comprehensive loss at January 2, 2026 was $932 million.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our consolidated balance sheets and to mitigate certain operational exposures. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $7 million for fiscal 2025, a net loss of $3 million for fiscal 2024 and a net loss of $6 million for fiscal 2023 within other non-operating expense on our consolidated statements of operations. The fair value of these derivatives was not material to our consolidated balance sheet for the periods presented. For more information, see Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part II, Item 7A.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $395 million of borrowings issued under the Revolver as of January 2, 2026. Additionally, we had $1,972 million outstanding under the term loan portions of the Senior Credit Facility as of January 2, 2026. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 11. "Debt and Other Credit Facilities" to our consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. During fiscal 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Forward Interest Rate Swaps is August 14, 2027. Information relating to our portfolio of interest rate swaps is described in Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements, which is incorporated by reference into this Item 7A. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at January 2, 2026*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£104	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815, Derivative and Hedging ("ASC 815"). The fair value of the interest rate swaps at January 2, 2026 was a $10 million net asset, of which $11 million is included in other current assets and $1 million is included in each of other assets, other current liabilities and other liabilities. The unrealized net gain on these interest rate swaps was $10 million and is included in AOCL as of January 2, 2026.

At January 2, 2026, we had fixed rate debt aggregating $1,813 million and variable rate debt aggregating $804 million, after taking into account the effects of the interest rate swaps that were effective at January 2, 2026. Our weighted average interest rate net of the impact from our swap agreements for fiscal 2025 was 4.84%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of January 2, 2026.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of KBR, Inc. and subsidiaries (the Company) as of January 2, 2026 and January 3, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 2, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 2, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Houston, Texas
February 26, 2026

KBR, Inc.
Consolidated Statements of Operations
(In millions, except for per share data)

	Year ended
	January 2,	January 3,	December 29,
	2026	2025	2023

Revenues	$7,786	$7,710	$6,956
Cost of revenues	(6,636)	(6,611)	(5,979)
Gross profit	1,150	1,099	977
Equity in earnings of unconsolidated affiliates	210	107	114
Selling, general and administrative expenses	(578)	(543)	(487)
Legal settlement of legacy matter	—	—	(144)
Other	(4)	(4)	(11)
Operating income	778	659	449
Interest expense	(158)	(144)	(115)
Charges associated with Convertible Notes	—	—	(494)
Other non-operating expense	(6)	(7)	(5)
Income (loss) from continuing operations before income taxes	614	508	(165)
Provision for income taxes	(156)	(129)	(95)
Net income (loss) from continuing operations	458	379	(260)
Net income (loss) from discontinued operations, net of tax	(55)	2	(1)
Net income (loss)	403	381	(261)
Less: Net income attributable to noncontrolling interests included in continuing operations	7	5	4
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(19)	1	—
Net income (loss) attributable to KBR	$415	$375	$(265)

Net income (loss) attributable to KBR per share
Basic earnings (loss) per share from continuing operations	$3.49	$2.78	$(1.96)
Basic earnings (loss) per share from discontinued operations	$(0.28)	$0.01	$—
Basic earnings (loss) per share attributable to KBR	$3.21	$2.79	$(1.96)

Diluted earnings (loss) per share from continuing operations	$3.49	$2.78	$(1.96)
Diluted earnings (loss) per share from discontinued operations	$(0.28)	$0.01	$—
Diluted earnings (loss) per share attributable to KBR	$3.21	$2.79	$(1.96)

Basic weighted average common shares outstanding	129	134	135
Diluted weighted average common shares outstanding	129	134	135
Cash dividends declared per share	$0.66	$0.60	$0.54
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year ended
	January 2, 2026	January 3, 2025	December 29, 2023
Net income (loss)	$403	$381	$(261)
Other comprehensive income (loss):
Foreign currency translation adjustments	72	(20)	52
Pension and post-retirement benefits	(44)	(15)	(101)
Changes in fair value of derivatives	(26)	—	(12)
Other comprehensive income (loss)	2	(35)	(61)
Income tax (expense) benefit:
Pension and post-retirement benefits	11	4	25
Changes in fair value of derivatives	5	—	3
Income tax benefit	16	4	28
Other comprehensive income (loss), net of tax	18	(31)	(33)
Comprehensive income (loss)	421	350	(294)
Less: Comprehensive income attributable to noncontrolling interests included in continuing operations	7	5	4
Less: Comprehensive income (loss) attributable to noncontrolling interests included in discontinued operations	(19)	1	—
Comprehensive income (loss) attributable to KBR	$433	$344	$(298)
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Balance Sheets
(In millions, except share data)

	January 2, 2026	January 3, 2025
Assets
Current assets:
Cash and cash equivalents	$500	$342
Accounts receivable, net of allowance for credit losses of $6 and $9, respectively	1,086	1,066
Contract assets	280	271
Other current assets	166	173
Current assets of discontinued operations	19	21
Total current assets	2,051	1,873
Pension assets	89	82
Property, plant, and equipment, net of accumulated depreciation of $506 and $474 (including net PPE of $5 and $5 owned by a variable interest entity), respectively	232	237
Operating lease right-of-use assets	217	203
Goodwill	2,677	2,630
Intangible assets, net of accumulated amortization of $501 and $427, respectively	727	763
Equity in and advances to unconsolidated affiliates	107	192
Deferred income taxes	162	209
Other assets	322	396
Non-current assets of discontinued operations	—	78
Total assets	$6,584	$6,663
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$712	$772
Contract liabilities	331	328
Accrued salaries, wages and benefits	342	351
Current maturities of long-term debt	49	36
Other current liabilities	235	280
Current liabilities of discontinued operations	19	15
Total current liabilities	1,688	1,782
Employee compensation and benefits	144	135
Income tax payable	83	122
Deferred income taxes	95	83
Long-term debt	2,547	2,533
Operating lease liabilities	236	228
Other liabilities	279	244
Non-current liabilities of discontinued operations	—	69
Total liabilities	5,072	5,196
Commitments and Contingencies (Notes 6, 13 and 14)
KBR shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 182,891,428 and 182,469,230 shares issued, and 126,454,289 and 132,435,609 shares outstanding, respectively	—	—
PIC	2,552	2,526
Retained earnings	1,697	1,367
Treasury stock, 56,437,139 shares and 50,033,621 shares, at cost, respectively	(1,818)	(1,494)
AOCL	(928)	(946)
Total KBR shareholders' equity	1,503	1,453
Noncontrolling interests	9	14
Total shareholders' equity	1,512	1,467
Total liabilities and shareholders’ equity	$6,584	$6,663
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions, except for per share data)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at December 31, 2022	$1,632	$2,235	$1,410	$(1,143)	$(882)	$12
Share-based compensation	20	20	—	—	—	—
Common stock issued upon exercise of stock options	5	5	—	—	—	—
Dividends declared to shareholders ($0.54/share)	(73)	—	(73)	—	—	—
Repurchases of common stock	(138)	—	—	(138)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Distributions to noncontrolling interests	(6)	—	—	—	—	(6)
Convertible Notes Transactions	242	242	—	—	—	—
Other	—	—	—	(1)	—	1
Net income (loss)	(261)	—	(265)	—	—	4
Other comprehensive loss, net of tax	(33)	—	—	—	(33)	—
Balance at December 29, 2023	$1,394	$2,505	$1,072	$(1,279)	$(915)	$11
Share-based compensation	22	22	—	—	—	—
Common stock issued upon exercise of stock options	2	2	—	—	—	—
Dividends declared to shareholders ($0.60/share)	(80)	—	(80)	—	—	—
Repurchases of common stock	(218)	—	—	(218)	—	—
Issuance of ESPP shares	9	5	—	4	—	—
Acquisition of noncontrolling interests	(10)	(8)	—	—	—	(2)
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	2	—	—	(1)	—	3
Net income	381	—	375	—	—	6
Other comprehensive loss, net of tax	(31)	—	—	—	(31)	—
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
Share-based compensation	21	21	—	—	—	—
Dividends declared to shareholders ($0.66/share)	(85)	—	(85)	—	—	—
Repurchases of common stock	(329)	—	—	(329)	—	—
Issuance of ESPP shares	13	5	—	8	—	—
Investments by noncontrolling interest	12	—	—	—	—	12
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(4)	—	—	(3)	—	(1)
Net income (loss)	403	—	415	—	—	(12)
Other comprehensive income, net of tax	18	—	—	—	18	—
Balance at January 2, 2026	$1,512	$2,552	$1,697	$(1,818)	$(928)	$9
See accompanying notes to consolidated financial statements.

KBR, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year ended
	January 2, 2026	January 3, 2025	December 29, 2023
Cash flows from operating activities:
Net income (loss)	$403	$381	$(261)
Net (income) loss from discontinued operations, net of tax	55	(2)	1
Net income (loss) from continuing operations	458	379	(260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges associated with Convertible Notes	—	—	494
Depreciation and amortization	169	156	141
Equity in earnings of unconsolidated affiliates	(210)	(107)	(114)
Deferred income tax	60	1	14
Other	(1)	(11)	12
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net of allowance for credit losses	(2)	5	(32)
Contract assets	(3)	(93)	38
Accounts payable	(70)	147	(53)
Contract liabilities	(16)	(29)	76
Accrued salaries, wages and benefits	(2)	(7)	21
Payments on operating lease liabilities	(81)	(71)	(65)
Payments from unconsolidated affiliates, net	9	9	18
Distributions of earnings from unconsolidated affiliates	170	163	74
Pension funding	(3)	(62)	(9)
Other assets and liabilities	79	(30)	(54)
Total cash flows provided by operating activities - continuing operations	$557	$450	$301
Cash flows from investing activities:
Purchases of property, plant and equipment	$(42)	$(52)	$(62)
Proceeds from sale of assets or investments	3	7	—
Return of equity method investments, net	82	36	60
Acquisitions of businesses, net of cash acquired	(14)	(738)	—
Funding in other investment	(10)	(5)	(39)
Other	(3)	1	(11)
Total cash flows provided by (used in) investing activities - continuing operations	$16	$(751)	$(52)

	Year ended
	January 2, 2026	January 3, 2025	December 29, 2023
Cash flows from financing activities:
Borrowings on short-term and long-term debt	$—	$574	$—
Borrowings on Revolver	555	393	785
Payments on short-term and long-term debt	(36)	(124)	(17)
Payments on Revolver	(505)	(98)	(340)
Payments to repurchase common stock	(329)	(218)	(138)
Payments on settlement of warrants	—	(33)	(217)
Debt issuance costs	—	(18)	—
Proceeds from the settlement of note hedge	—	—	493
Payments to settle Convertible Notes	—	—	(843)
Acquisition of noncontrolling interest	—	(10)	—
Payments of dividends to shareholders	(84)	(79)	(72)
Other	(4)	(13)	(10)
Total cash flows provided by (used in) financing activities - continuing operations	$(403)	$374	$(359)
Total operating cash flows from discontinued operations	(33)	12	30
Total investing cash flows from discontinued operations	(12)	(25)	(18)
Total financing cash flows from discontinued operations	12	—	—
Total cash flows from discontinued operations	$(33)	$(13)	$12
Effect of exchange rate changes on cash	18	(14)	13
Increase (decrease) in cash and cash equivalents	155	46	(85)
Cash and cash equivalents at beginning of period	350	304	389
Cash and cash equivalents at end of period	$505	$350	$304
Less: cash and cash equivalents of discontinued operations	5	8	21
Cash and cash equivalents at end of period for continuing operations	$500	$342	$283
Supplemental disclosure of cash flows information:
Cash paid for interest	$141	$124	$102
Cash paid for income taxes (net of refunds)	$83	$82	$52
Noncash financing activities
Dividends declared	$21	$20	$18

See accompanying notes to consolidated financial statements.

KBR, Inc.
Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary. We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform with current period presentation. We have evaluated all events and transactions occurring after the balance sheet date but before the consolidated financial statements were issued and have included the appropriate disclosures.

As discussed further in Note 21. “Discontinued Operations” to our consolidated financial statements, HomeSafe informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe’s role in the Global Household Goods Contract. We disposed of HomeSafe in the second quarter of fiscal 2025 and determined that this disposal met the requirements to be reported as discontinued operations. As such, the results of HomeSafe are presented as discontinued operations in the accompanying consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows and notes for all periods presented.

Reporting Periods

In 2022, the Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52 – 53 week year ending on the Friday closest to December 31, effective as of the commencement of the Company's fiscal year on January 1, 2023. Fiscal 2025 ended January 2, 2026, fiscal 2024 ended January 3, 2025 and fiscal 2023 ended December 29, 2023. Fiscal 2025 included 52 weeks, fiscal 2024 included 53 weeks and fiscal 2023 included 52 weeks.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to our consolidated financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring estimates and assumptions by our management include the following:

•project revenues, costs and profits on our contracts;
•award fees, costs and profits on government contracts;
•client claims and recoveries of costs from subcontractors, vendors and others;
•provisions for income taxes and related valuation allowances and tax uncertainties;
•evaluation of goodwill for impairment;
•evaluation of intangibles and long-lived assets for impairment;
•evaluation of equity method investments for impairment;
•valuation of pension obligations and pension assets;
•accruals for estimated liabilities, including litigation accruals; and
•valuation of assets and liabilities acquired in business combinations.
Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We, and our equity method investments, recognize revenue in accordance with ASC 606. Revenue is measured based on the amount of consideration specified in a contract with a customer. Revenue is recognized when and as our performance obligations under the terms of the contract are satisfied, which occurs with the transfer of control of the goods or services to the customer. We recognize revenue on substantially all of our contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. We determine whether to recognize revenue on a gross or net basis by assessing if we control the goods or services provided by third parties before they reach the customer, acting as the principal when we do and as the agent when we only arrange for another party to provide them. Our contracts are generally accounted for as a single performance obligation and are not segmented between types of services provided. We recognize revenue on those contracts over time using the cost-to-cost method, based primarily on contract costs incurred to date compared to total estimated contract costs at completion. Contract costs include all direct materials, labor and subcontractors costs and indirect costs related to contract performance. We believe this method is the most accurate measure of contract performance because it directly measures the value of the goods and services transferred to the customer. For all other contracts we recognize revenue when services are performed which generally coincides with our ability to bill.

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

Fixed-price contracts also include unit-rate contracts. Under fixed-price contracts, we perform a defined scope of work for a specified fee to cover all costs and any profit element. Fixed-price contracts entail risk to us because they require us to predetermine the work to be performed, the project execution schedule and all the costs associated with the scope of work. Unit-rate contracts are considered fixed-price contracts with the only variable being units of work to be performed. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable because the owner/customer pays a premium to transfer project risks to us.

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

Additionally, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. The receivables sold under the agreements do not allow for recourse for any credit risk related to our customers if such receivables are not collected by the third-party financial institutions. The Company accounts for these receivable transfers as a sale under ASC Topic 860, Transfers and Servicing as the receivables have been legally isolated from the Company, the financial institution has the right to pledge or exchange the assets received and we do not maintain effective control over the transferred accounts receivable. Our only continuing involvement with the transferred financial assets is as the collection and servicing agent. As a result, the accounts receivable balance on the consolidated balance sheets is presented net of the transferred amount. See Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements for further information on sales of receivables.

Property, Plant and Equipment

Property, plant and equipment are reported at cost less accumulated depreciation except for those assets that have been written down to their fair values due to impairment. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The cost of property, plant and equipment sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating income for the respective period. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvement or the lease term. See Note 7. “Property, Plant and Equipment” to our consolidated financial statements for our discussion on property, plant and equipment.

Business Combinations

We account for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations ("ASC 805"). Under this method, the purchase consideration is measured at fair value, and the identifiable tangible and intangible assets acquired and liabilities assumed are recognized at their estimated acquisition‑date fair values, with any excess recognized as goodwill. We engage third-party appraisal firms when appropriate to assist in the fair value determination of intangible assets. Initial purchase price allocations are subject to revisions within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

Goodwill and Intangible Assets
Goodwill is an asset representing the excess cost over the fair market value of net assets and identifiable intangibles acquired in business combinations. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. Our reporting units are our operating segments or components of operating segments where discrete financial information is available and segment management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on our reporting structure.

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

During fiscal 2025, 2024 and 2023, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized in fiscal 2025, 2024 and 2023. See Note 8. “Goodwill and Intangible Assets” to our consolidated financial statements for reported goodwill in each of our segments.

We had intangible assets with net carrying values of $727 million and $763 million as of January 2, 2026 and January 3, 2025, respectively. Intangible assets with indefinite lives are not amortized but are subject to annual impairment tests or on an interim basis when indicators of potential impairment exist. An intangible asset with an indefinite life is impaired if its carrying value exceeds its fair value. During fiscal 2025, 2024 and 2023, there were no triggering events identified. Intangible assets with finite lives are amortized on a straight-line basis over the useful life of those assets, ranging from 1 year to 25 years. See Note 8. “Goodwill and Intangible Assets” to our consolidated financial statements for further discussion of our intangible assets.

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

Other Investments

Other investments are investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. We measure the investments at cost, less any impairment, and adjust the carrying value to fair value resulting from observable transactions for identical or similar investments of the investee. If it is determined that impairment indicators exist and the carrying value is less than the fair value, we adjust the carrying value of the investment to its fair value and record the related impairment. The gains and losses on the investments are recognized in other non-operating expense on our consolidated statements of operations.

Joint Ventures and VIEs

The majority of our joint ventures are VIEs. We account for VIEs in accordance with ASC Topic 810, Consolidation ("ASC 810"), which requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE. Our unconsolidated VIEs are accounted for under the equity method of accounting.

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

We perform a qualitative assessment to determine whether we are the primary beneficiary once an entity is identified as a VIE. Thereafter, we continue to re-evaluate whether we are the primary beneficiary of the VIE in accordance with ASC 810. A qualitative assessment begins with an understanding of the nature of the risks in the entity as well as the nature of the entity’s activities. These include the terms of the contracts entered into by the entity, ownership interests issued by the entity and how they were marketed and the parties involved in the design of the entity. We then identify all of the variable interests held by parties involved with the VIE including, among other things, equity investments, subordinated debt financing, letters of credit, financial and performance guarantees and contracted service providers. Once we identify the variable interests, we determine those activities which are most significant to the economic performance of the entity and which variable interest holder has the power to direct those activities. Though infrequent, some of our assessments reveal no primary beneficiary because the power to direct the most significant activities that impact the economic performance is held equally by two or more variable interest holders who are required to provide their consent prior to the execution of their decisions. Most of the VIEs with which we are involved have relatively few variable interests and are primarily related to our equity investment, significant service contracts and other subordinated financial support. See Note 9. "Equity Method Investments and Variable Interest Entities" to our consolidated financial statements for our discussion on variable interest entities.

We may determine that we are the primary beneficiary as a result of a reconsideration event associated with an existing unconsolidated VIE. We account for the change in control under the acquisition method of accounting for business combinations in accordance with ASC 805.

Pensions

We account for our defined benefit pension plans in accordance with ASC Topic 715, Compensation - Retirement Benefits, which requires an employer to:

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

The discount rate used to determine the benefit obligations was computed using a yield curve approach that matches plan specific cash flows to a spot rate yield curve based on high quality corporate bonds. The expected long-term rate of return on assets was determined by a stochastic projection that takes into account asset allocation strategies, historical long-term performance of individual asset classes, an analysis of additional return (net of fees) generated by active management, risks using standard deviations and correlations of returns among the asset classes that comprise the plans' asset mix. Plan assets are comprised primarily of equity funds and securities, fixed income funds and securities, real estate and other funds. As we have both domestic and international plans, these assumptions differ based on varying factors specific to each particular country, participant demographics or economic environment.

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

We recognize all derivatives at fair value on the balance sheet. Derivatives that are not designated as hedges in accordance with ASC 815, are adjusted to fair value and such changes are reflected in the results of operations. If the derivative is designated as a cash flow hedge, all changes in the fair value of derivatives are recognized in other comprehensive income (loss) and are subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. See Note 20. "Fair Value of Financial Instruments and Risk Management" to our consolidated financial statements for our discussion on derivative instruments.

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

We have revenues and receivables from transactions with an external customer that amounts to 10% or more of our revenues which are generally not collateralized. We generated significant revenues from transactions with the U.S. government and U.K. government within our MTS business segment. No other customers represented 10% or more of consolidated revenues in any of the periods presented.

The following table summarizes our revenues and accounts receivable for contracts with U.S. and U.K. government agencies for which we are the prime contractor, as well as for contracts in which we are a subcontractor and the ultimate customer is a U.S. or U.K. government agency, respectively.

Revenues and percentage of consolidated revenues from major customers:
	Year ended
Dollars in millions	January 2, 2026		January 3, 2025		December 29, 2023
U.S. government	$4,427	57%	$4,350	56%	$4,000	58%
U.K. government	$663	9%	$674	9%	$634	9%

Accounts receivable and percentage of consolidated accounts receivable from major customers:

Dollars in millions	January 2, 2026		January 3, 2025
U.S. government	$512	47%	$521	49%
U.K. government	$76	7%	$67	6%

Noncontrolling Interest

Noncontrolling interests represent the equity investments of partners in our joint ventures and other subsidiary entities that we consolidate in our financial statements.

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

Share-based Compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC Topic 718, Compensation-Stock Compensation ("ASC 718"), which requires that all share-based payments (to the extent that they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values on the award date and the estimated number of shares of common stock we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is no greater than 3 years. If an award is modified after the grant date, incremental compensation cost is recognized immediately as of the modification. The benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) are classified as additional paid-in-capital and cash retained as a result of these excess tax benefits is presented in the statements of cash flows as financing cash inflows. See Note 18. “Share-based Compensation and Incentive Plans” to our consolidated financial statements for our discussion on share-based compensation and incentive plans.

Commitments and Contingencies

We record liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. We adopted this standard effective for our 2025 fiscal year on a prospective basis. Refer to Note 12. "Income Taxes" for additional information.

Recent Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. Under the new standard, cost capitalization should only commence when an entity has committed to funding a software project and it is probable the project will be completed and the software will be used for its intended function. The amendments are effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective, retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We are currently determining the preferred transition approach and assessing the impact of the ASU on our disclosures and financial statements, including the timing of its adoption.

Additional Balance Sheet Information

Other Current Assets. The components of other current assets on our consolidated balance sheets as of January 2, 2026 and January 3, 2025 are presented below:

Dollars in millions	January 2, 2026	January 3, 2025
Prepaid expenses	$69	$76
Value-added tax receivable	43	36
Advances to subcontractors	14	6
Other miscellaneous assets	40	55
Total other current assets	$166	$173

Other Current Liabilities. The components of other current liabilities on our consolidated balance sheets as of January 2, 2026 and January 3, 2025 are presented below:

Dollars in millions	January 2, 2026	January 3, 2025
Operating lease liabilities	$56	$58
Value-added tax payable	34	46
Dividend payable	21	20
Other miscellaneous liabilities	124	156
Total other current liabilities	$235	$280

Note 2. Business Segment Information

We provide a wide range of professional services, and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. To streamline and optimize our processes, we realigned our segments effective as of fiscal 2025. As part of this realignment, our Government Solutions reportable segment has been renamed Mission Technology Solutions while Sustainable Technology Solutions has retained its name. The international business contained within Government Solutions has been integrated into both Mission Technology Solutions and Sustainable Technology Solutions. All information in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 is presented in accordance with the realigned reportable segments and all prior period information was recast to reflect the realigned reportable segments. Effective for fiscal 2026, a portion of a business unit within our Mission Technology Solutions segment will become part of our Sustainable Technology Solutions segment. We will begin reporting new segment information due to this change beginning the first fiscal quarter of 2026.

We are organized into two core business segments, Mission Technology Solutions and Sustainable Technology Solutions and one non-core business segment as described below:

Mission Technology Solutions. Our Mission Technology Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. Included in Mission Technology Solutions is the business of LinQuest Corporation ("LinQuest"), an engineering, data analytics and digital integration company acquired on August 30, 2024 and Infrastar Limited acquired on May 17, 2025. See Note 4. "Acquisitions" to our consolidated financial statements for additional information on these acquisitions. Additionally, the disposal of HomeSafe is reported as discontinued operations and HomeSafe's operations are excluded from Mission Technology Solutions results reflected within our tables below. See Note 21. “Discontinued Operations” for additional information regarding the HomeSafe disposal.

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

In its operation of our business, our management, including our chief operating decision maker ("CODM"), evaluates the performance of our business segments based on operating income. Our CODM, who is our chief executive officer, utilizes operating income to evaluate segment results and is a factor considered in determining capital allocation among the segments. Our CODM analyzes selected segment balance sheet information for our business segments and for the Company as a whole. Information on each of our business segments and reconciliation to net income (loss) attributable to KBR from continuing operations within our consolidated statements of operations is presented in the tables below.

Operations by Reportable Segment

	Year ended January 2, 2026
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$5,581	$2,205	$—	$7,786
Cost of revenues	(4,860)	(1,776)	—	(6,636)
Gross profit	721	429	—	1,150
Equity in earnings of unconsolidated affiliates	33	177	—	210
Selling, general and administrative expenses	(293)	(127)	(158)	(578)
Other	2	(2)	(4)	(4)
Operating income (loss)	463	477	(162)	778
Interest expense	—	—	(158)	(158)
Other non-operating income (expense)	(6)	2	(2)	(6)
Income (loss) from continuing operations before income taxes	457	479	(322)	614
Provision for income taxes	—	—	(156)	(156)
Net income (loss) from continuing operations	457	479	(478)	458
Less: Net income attributable to noncontrolling interests included in continuing operations	—	7	—	7
Net income (loss) attributable to KBR from continuing operations	$457	$472	$(478)	$451
Supplemental Disclosures:
Depreciation and amortization	$115	$27	$27	$169
Purchases of property, plant, and equipment	$(28)	$(4)	$(10)	$(42)
Total assets as of January 2, 2026	$4,432	$1,184	$968	$6,584

	Year ended January 3, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$5,555	$2,155	$—	$7,710
Cost of revenues	(4,887)	(1,724)	—	(6,611)
Gross profit	668	431	—	1,099
Equity in earnings of unconsolidated affiliates	32	75	—	107
Selling, general and administrative expenses	(285)	(98)	(160)	(543)
Other	—	(3)	(1)	(4)
Operating income (loss)	415	405	(161)	659
Interest expense	—	—	(144)	(144)
Other non-operating income (expense)	—	1	(8)	(7)
Income (loss) from continuing operations before income taxes	415	406	(313)	508
Provision for income taxes	—	—	(129)	(129)
Net income (loss) from continuing operations	415	406	(442)	379
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(1)	6	—	5
Net income (loss) attributable to KBR from continuing operations	$416	$400	$(442)	$374
Supplemental Disclosures:
Depreciation and amortization	$99	$27	$30	$156
Purchases of property, plant, and equipment	$(33)	$(7)	$(12)	$(52)
Total assets as of January 3, 2025	$4,534	$1,182	$947	$6,663

	Year ended December 29, 2023
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$5,119	$1,837	$—	$6,956
Cost of revenues	(4,518)	(1,461)	—	(5,979)
Gross profit	601	376	—	977
Equity in earnings of unconsolidated affiliates	33	81	—	114
Selling, general and administrative expenses	(234)	(98)	(155)	(487)
Legal settlement of legacy matter	(144)	—	—	(144)
Other	—	(5)	(6)	(11)
Operating income (loss)	256	354	(161)	449
Interest expense	—	—	(115)	(115)
Charges associated with Convertible Notes	—	—	(494)	(494)
Other non-operating income (expense)	2	2	(9)	(5)
Income (loss) from continuing operations before income taxes	258	356	(779)	(165)
Provision for income taxes	—	—	(95)	(95)
Net income (loss) from continuing operations	258	356	(874)	(260)
Less: Net income attributable to noncontrolling interests included in continuing operations	—	4	—	4
Net income (loss) attributable to KBR from continuing operations	$258	$352	$(874)	$(264)
Supplemental Disclosures:
Depreciation and amortization	$90	$25	$26	$141
Purchases of property, plant, and equipment	$(25)	$(15)	$(22)	$(62)

Selected Geographic Information

Long-lived assets by country are determined based on the location of tangible assets.

Dollars in millions	January 2, 2026	January 3, 2025
Property, plant & equipment, net:
United States	$124	$129
United Kingdom	34	35
Other	74	73
Total	$232	$237

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by business unit, customer type, geographic destination and contract type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by business unit and reportable segment was as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Mission Technology Solutions
Science & Space	$1,126	$1,188	$1,127
Defense & Intel	3,178	2,887	2,497
Readiness & Sustainment	1,277	1,480	1,495
Total Mission Technology Solutions	$5,581	$5,555	$5,119

Sustainable Technology Solutions	$2,205	$2,155	$1,837

Total revenue	$7,786	$7,710	$6,956

Revenue by customer type was as follows:

	Year ended
	January 2, 2026			January 3, 2025			December 29, 2023
Dollars in millions	MTS	STS	Total	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$3,370	$—	$3,370	$3,292	$—	$3,292	$3,039	$—	$3,039
U.S. Government Federal Civilian Clients	1,057	—	1,057	1,112	—	1,112	1,052	—	1,052
International Government Clients	905	—	905	891	—	891	791	—	791
Commercial and Infrastructure Clients	249	2,205	2,454	260	2,155	2,415	237	1,837	2,074
Total revenue	$5,581	$2,205	$7,786	$5,555	$2,155	$7,710	$5,119	$1,837	$6,956

Revenue by geographic destination was as follows:

	Year ended
Dollars in millions	January 2, 2026			January 3, 2025			December 29, 2023
Total by Countries/Regions	MTS	STS	Total	MTS	STS	Total	MTS	STS	Total
United States	$3,772	$472	$4,244	$3,503	$542	$4,045	$3,096	$521	$3,617
Europe	1,313	271	1,584	1,595	299	1,894	1,569	247	1,816
Middle East	123	667	790	110	621	731	105	423	528
Australia	219	329	548	202	324	526	204	292	496
Africa	77	176	253	70	131	201	70	106	176
Asia	20	122	142	18	134	152	17	152	169
Other countries	57	168	225	57	104	161	58	96	154
Total revenue	$5,581	$2,205	$7,786	$5,555	$2,155	$7,710	$5,119	$1,837	$6,956

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Year ended January 2, 2026			Year ended January 3, 2025			Year ended December 29, 2023
Dollars in millions	MTS	STS	Total	MTS	STS	Total	MTS	STS	Total
Cost-Reimbursable	$3,305	$—	$3,305	$3,507	$—	$3,507	$3,287	$—	$3,287
Time-and-Materials	938	1,373	2,311	892	1,362	2,254	846	1,166	2,012
Fixed Price	1,338	832	2,170	1,156	793	1,949	986	671	1,657
Total revenue	$5,581	$2,205	$7,786	$5,555	$2,155	$7,710	$5,119	$1,837	$6,956

Performance Obligations

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $48 million, $30 million and $15 million for the years ended January 2, 2026, January 3, 2025 and December 29, 2023, respectively.

On January 2, 2026, we had $13.3 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 36% of our remaining performance obligations as revenue within one year, 41% in years two through five and 23% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of January 2, 2026.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. During fiscal 2025, we recognized a favorable change in operating income of $134 million as a result of changes in estimates on an LNG project.

Contract Assets and Contract Liabilities

Contract assets were $280 million and $271 million and contract liabilities were $331 million and $328 million, at January 2, 2026 and January 3, 2025, respectively. The increase in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The increase in contract liabilities was due to the timing of advance payments and revenue recognized during the period. We recognized revenue of $233 million for the year ended January 2, 2026, which was previously included in the contract liability balance at January 3, 2025.

Accounts Receivable

Dollars in millions	January 2, 2026	January 3, 2025
Unbilled	$520	$525
Trade & other	566	541
Accounts receivable, net	$1,086	$1,066

Note 4. Acquisitions

Infrastar Limited

On May 17, 2025, we acquired Infrastar Limited for $35 million, which consisted of $15 million of cash and contingent consideration with an estimated fair value of $20 million that is contingent upon the achievement of certain performance targets through May 2027. The contingent consideration could result in cash payments aggregating up to approximately $24 million. Within our MTS segment, as of January 2, 2026, we recognized $2 million of cash, $11 million of intangible assets related to customer relationships and goodwill of $24 million primarily related to future growth opportunities. As of January 2, 2026, the estimated fair values of net assets acquired were preliminary. We recorded a measurement period adjustment to the preliminary fair values initially recorded on May 17, 2025 and reported within KBR's quarterly report on Form 10-Q for the period ended July 4, 2025. The measurement period adjustment was a decrease to cash of $2 million and an increase to goodwill of $2 million. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

LinQuest Corporation

On August 30, 2024, we acquired LinQuest for $739 million in cash net of cash acquired, subject to certain working capital, net debt and other post-closing adjustments. The purchase price allocation for the LinQuest business combination is final as of January 2, 2026. During the year ended January 2, 2026, we recorded a measurement period adjustment to the preliminary fair values reported within our Annual Report on Form 10-K for the year ended January 3, 2025. The measurement period adjustment was a decrease to deferred income taxes liability of $10 million and a decrease to goodwill of $10 million. We recognized goodwill within our MTS segment of $516 million primarily related to future growth opportunities, a highly skilled assembled workforce and other expected synergies from the combined operations. Intangible assets of $200 million were recognized and comprised of customer relationships and contract backlog, which will be amortized over a weighted-average period of 14 years. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

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

The components of our cash and cash equivalents balance are as follows:

	January 2, 2026
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$226	$199	$425
Short-term investments (c)	12	11	23
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	52	—	52
Total	$290	$210	$500

	January 3, 2025
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$199	$14	$213
Short-term investments (c)	8	10	18
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	110	1	111
Total	$317	$25	$342

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly owned captive insurance company of $15 million and $12 million as of January 2, 2026 and January 3, 2025, respectively, which is generally not available to KBR to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $11 million and $83 million as of January 2, 2026 and January 3, 2025, respectively. In fiscal 2025 a contractual repayment was made by the Aspire Defence subcontracting entities.

Note 6. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

Dollars in millions	Fiscal 2025	Fiscal 2024
Amounts included in project estimates-at-completion at beginning of fiscal year	$104	$74
Net increase in project estimates	67	57
Resolution of claim	—	(27)
Approved change orders	(146)	—
Amounts included in project-related estimates-at-completion at end of fiscal year	$25	$104
Amounts recognized over time based on progress	$13	$100
The balance as of January 2, 2026 relates to estimated recoveries of claims associated with certain U.S. government projects in our Mission Technology Solutions segment. In fiscal 2025, a resolution was reached regarding an outstanding unapproved change order within our Mission Technology Solutions segment for $128 million. In fiscal 2024, an outstanding legacy claim was resolved associated with a U.S. government project resulting in a $26 million decrease recognized in revenues on our consolidated statements of operations.

Note 7. Property, Plant and Equipment

The components of our property, plant and equipment balance are as follows:

Dollars in millions	Estimated Useful Lives in Years	January 2, 2026	January 3, 2025
Land	N/A	$5	$5
Buildings and property improvements	1-35	179	165
Equipment and other	1-25	554	541
Total		$738	$711
Less accumulated depreciation		(506)	(474)
Net property, plant and equipment		$232	$237

Property, plant and equipment includes approximately $23 million and $33 million of equipment and other assets under finance lease obligations as of January 2, 2026, and January 3, 2025, respectively. Depreciation expense, including amortization expense for finance ROU assets, was $51 million, $56 million and $50 million for the years ended January 2, 2026, January 3, 2025 and December 29, 2023, respectively.

Note 8. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill in each of our reportable segments for the years ended January 2, 2026 and January 3, 2025 were as follows:

Dollars in millions	MTS	STS	Total
Balance as of December 29, 2023	$1,921	$188	$2,109
Goodwill acquired during the period (Note 4)	531	—	531
Foreign currency translation	(9)	(1)	(10)
Balance as of January 3, 2025	$2,443	$187	$2,630
Goodwill acquired and adjusted during the period (Note 4)	14	—	14
Foreign currency translation	30	3	33
Balance as of January 2, 2026	$2,487	$190	$2,677

Intangible Assets

Intangible assets are comprised of customer relationships, trade names, licensing agreements and other. The cost and accumulated amortization of our intangible assets were as follows:

	January 2, 2026
Dollars in millions	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	11	758	(266)	492
Developed technologies	15	83	(48)	35
Contract backlog	15	314	(173)	141
Other	10	23	(14)	9
Total intangible assets		$1,228	$(501)	$727

	January 3, 2025
Dollars in millions	Weighted Average Remaining Useful Lives	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademarks/trade names	Indefinite	$50	$—	$50
Customer relationships	13	740	(219)	521
Developed technologies	16	82	(45)	37
Contract backlog	15	297	(151)	146
Other	10	21	(12)	9
Total intangible assets		$1,190	$(427)	$763

Intangibles subject to amortization are impaired if the carrying value of the intangible is not recoverable and exceeds its fair value. Intangibles that are not subject to amortization are reviewed annually for impairment or more often if events or circumstances change that would create a triggering event. During the years ended January 2, 2026, January 3, 2025 and December 29, 2023, no impairments related to our intangible assets were recorded.
Our intangibles amortization expense is presented below:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Intangibles amortization expense	$64	$52	$45

Our expected intangibles amortization expense for the next five fiscal years is presented below:

Dollars in millions	Expected future intangibles amortization expense
2026	$58
2027	$57
2028	$57
2029	$57
2030	$57
Beyond 2030	$391

Note 9. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs.

The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

Dollars in millions	January 2, 2026	January 3, 2025
Balance at beginning of fiscal year	$192	$206
Equity in earnings of unconsolidated affiliates	210	107
Distributions of earnings of unconsolidated affiliates (a)	(165)	(202)
Payments from unconsolidated affiliates, net	(9)	(9)
Return of equity method investments, net (b)	(82)	(36)
Foreign currency translation adjustments	4	(2)
Other (c)	(43)	128
Balance at end of fiscal year	$107	$192

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our consolidated statements of cash flows. Joint ventures within our STS segment declared a distribution of earnings of $34 million in the fourth quarter of fiscal 2025 that was not received by KBR until fiscal 2026. A joint venture within our STS segment declared a distribution of earnings of $39 million in the fourth quarter of fiscal 2024 that was not received by KBR until fiscal 2025.
(b)During fiscal 2025, we received a return of investment from BRIS of approximately $82 million. On October 6, 2025, our joint venture partner in BRIS sold its ownership interest to a third party. Prior to the closing of this sale, funds were distributed by BRIS during fiscal 2025 to return capital to its owners. Of the funds distributed, KBR received $79 million which has been reflected as a "return of equity method investment, net" within the investing section of our consolidated statements of cash flows. During fiscal 2024, we received a return of investment from JKC of approximately $36 million related to our proportionate share of a tax refund.
(c)During fiscal 2025, Other included a reduction to the net liability position of $43 million related to a joint venture within our STS business segment. During fiscal 2024, Other included the reclassification of the net liability position of $128 million related to joint ventures within our STS business segment.

Equity Method Investments

Brown & Root Industrial Services Joint Venture. The Brown & Root Industrial Services ("BRIS") joint venture offers engineering, construction and reliability-driven maintenance services for the refinery, petrochemical, chemical, specialty chemicals and fertilizer markets. Our interest in this venture is accounted for using the equity method and we have determined that the BRIS joint venture is not a VIE. Results from this joint venture are included in our STS business segment. Subsequent to January 2, 2026, BRIS closed on an agreement to acquire a welding and turnaround services provider. We contributed $115 million in cash to BRIS in fiscal 2026 as part of this agreement.
Summarized financial information

Summarized financial information for all jointly owned operations including VIEs that are accounted for using the equity method of accounting is as follows:

Balance Sheets

Dollars in millions	January 2, 2026	January 3, 2025
Current assets	$1,624	$3,142
Noncurrent assets	1,475	1,473
Total assets	$3,099	$4,615

Current liabilities	$1,493	$3,173
Noncurrent liabilities	1,874	1,628
Total liabilities	$3,367	$4,801

Statements of Operations

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Revenues	$4,737	$8,657	$5,873
Operating income	$453	$217	$264
Net income	$443	$221	$242

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

The following table summarizes the total assets and total liabilities recorded on our consolidated balance sheets related to our unconsolidated VIEs in which we have a significant variable interest but are not the primary beneficiary.

	January 2, 2026
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$7	$1
Aspire Defence Limited	$94	$9
JKC joint venture (Ichthys LNG project)	$—	$81
Plaquemines LNG project	$—	$35

	January 3, 2025
Dollars in millions	Total Assets	Total Liabilities
Affinity joint venture (U.K. MFTS project)	$6	$1
Aspire Defence Limited	$84	$7
JKC joint venture (Ichthys LNG project)	$—	$80
Plaquemines LNG project	$48	$94

Affinity. KBR owns a 50% interest in Affinity. In addition, KBR owns a 50% interest in the two joint ventures, Affinity Capital Works and Affinity Flying Services, which provide procurement, operations and management support services under subcontracts with Affinity. The remaining 50% interest in these entities is held by Elbit Systems. KBR has provided its proportionate share of certain limited financial and performance guarantees in support of the partners' contractual obligations. The three project-related entities are VIEs; however, KBR is not the primary beneficiary of any of these entities. We account for KBR's interests in each entity using the equity method of accounting within our MTS business segment. The project is funded through KBR and Elbit Systems provided equity, subordinated debt and non-recourse third party commercial bank debt. Our maximum exposure to loss includes our equity investments in the project entities as of January 2, 2026.

Aspire Defence project. We indirectly own a 45% interest in Aspire Defence Limited, the contracting company that is the holder of the 35-year concession contract. The project is funded through equity and subordinated debt provided by the project sponsors and the issuance of publicly-held senior bonds which are nonrecourse to KBR and the other project sponsors. The contracting company is a VIE; however, we are not the primary beneficiary of this entity. We account for our interest in Aspire Defence Limited using the equity method of accounting. Our maximum exposure to loss includes our equity investments in the project entities and amounts payable to us for services provided to these entities less unearned revenues to be provided to these entities as of January 2, 2026.
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

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the years ended January 2, 2026, January 3, 2025 and December 29, 2023, our revenues included $710 million, $721 million and $567 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

Amounts included in our consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of January 2, 2026 and January 3, 2025 are as follows:

Dollars in millions	January 2, 2026	January 3, 2025
Accounts receivable, net of allowance for credit losses (a)	$59	$96
Contract liabilities (a)	$41	$68

(a)Accounts receivable and contract liabilities primarily related to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

Consolidated Variable Interest Entities

We consolidate VIEs if we determine we are the primary beneficiary of the project entity because we control the activities that most significantly impact the economic performance of the entity. The following is a summary of the significant VIE where we are the primary beneficiary:

	January 2, 2026
Dollars in millions	Total Assets	Total Liabilities
Aspire Defence subcontracting entities (Aspire Defence project)	$338	$149

	January 3, 2025
Dollars in millions	Total Assets	Total Liabilities
Aspire Defence subcontracting entities (Aspire Defence project)	$372	$197

Aspire Defence project (subcontracting entities). We assumed operational management of the Aspire Defence subcontracting entities in January 2018. These subcontracting entities exclusively provide the construction and the related support services under subcontract arrangements with Aspire Defence Limited. These entities are considered VIEs, and, because we are the primary beneficiary, they are consolidated for financial reporting purposes.

Note 10. Retirement Benefits

Defined Contribution Retirement Plans

We have elective defined contribution plans for our employees in the U.S. and retirement savings plans for our employees in the U.K., Canada and other locations. Our defined contribution plans provide retirement benefits in return for services rendered. These plans provide an individual account for each participant and have terms that specify how contributions to the participant’s account are to be determined rather than the amount of retirement benefits the participant is to receive. Contributions to these plans are based on pretax income discretionary amounts determined on an annual basis. Our expense for the defined contribution plans totaled $148 million in fiscal 2025, $131 million in fiscal 2024 and $119 million in fiscal 2023.

Defined Benefit Pension Plans

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. Substantially all of our defined benefit plans are funded pension plans, which define an amount of pension benefit to be provided, usually as a function of years of service or compensation.

We used January 2, 2026 as the measurement date for all plans in fiscal 2025 and January 3, 2025 as the measurement date for all plans in fiscal 2024. Plan assets, expenses and obligations for our defined benefit pension plans are presented in the following tables.

	Overfunded		Underfunded
	United States	International	United States	International
Dollars in millions	Fiscal 2025
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$47	$1,111	$8	$4
Service cost	—	1	—	—
Interest cost	2	63	1	—
Foreign currency exchange rate changes	—	84	—	—
Actuarial (gain) loss(1)	1	(12)	—	—
Benefits paid	(4)	(70)	(1)	—
Other	—	(1)	—	—
Projected benefit obligations at end of period	$46	$1,176	$8	$4
Change in plan assets:
Fair value of plan assets at beginning of period	$46	$1,193	$8	$—
Actual return on plan assets	6	48	1	—
Employer contributions	2	1	—	—
Foreign currency exchange rate changes	—	91	—	—
Benefits paid	(4)	(70)	(1)	—
Other	(1)	(1)	—	—
Fair value of plan assets at end of period	$49	$1,262	$8	$—
Funded status	$3	$86	$—	$(4)
(1) Actuarial (gains) losses primarily driven by inflation.

	Overfunded		Underfunded
	United States	International	United States	International
Dollars in millions	Fiscal 2024
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$—	$1,301	$58	$4
Service cost	—	1	—	—
Interest cost	—	61	3	—
Foreign currency exchange rate changes	—	(23)	—	—
Actuarial gain(1)	—	(162)	(1)	—
Benefits paid	—	(67)	(5)	—
Projected benefit obligations at end of period	$—	$1,111	$55	$4
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$1,295	$53	$—
Actual return on plan assets	—	(72)	5	—
Employer contributions	—	61	1	—
Foreign currency exchange rate changes	—	(24)	—	—
Benefits paid	—	(67)	(5)	—
Fair value of plan assets at end of period	$—	$1,193	$54	$—
Funded status	$—	$82	$(1)	$(4)
(1) Actuarial gains primarily driven by change in discount rates.

The Accumulated Benefit Obligation ("ABO") is the present value of benefits earned to date. The ABO for our United States pension plans was $54 million and $55 million as of January 2, 2026 and January 3, 2025, respectively. The ABO for our international pension plans was $1,180 million and $1,115 million as of January 2, 2026 and January 3, 2025, respectively.

	United States	International	United States	International
Dollars in millions	Fiscal 2025		Fiscal 2024
Amounts recognized on the consolidated balance sheets
Pension assets	$3	$86	$—	$82
Other liabilities	$—	$(4)	$(1)	$(4)
Net periodic pension cost for our defined benefit plans included the following components:

	United States	International	United States	International	United States	International
Dollars in millions	Fiscal 2025		Fiscal 2024		Fiscal 2023
Components of net periodic benefit cost
Service cost	$—	$1	$—	$1	$—	$1
Interest cost	3	63	3	61	3	61
Expected return on plan assets	(3)	(112)	(3)	(113)	(3)	(102)
Prior service cost amortization	—	1	—	1	—	1
Recognized actuarial loss	1	4	1	3	1	—
Net periodic (benefit) cost	$1	$(43)	$1	$(47)	$1	$(39)
The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at January 2, 2026 and January 3, 2025, net of tax were as follows:

	United States	International	United States	International
Dollars in millions	Fiscal 2025		Fiscal 2024
Unrecognized actuarial loss, net of tax of $6 and $238, $6 and $226, respectively	$10	$678	$12	$643
Total in accumulated other comprehensive loss	$10	$678	$12	$643
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	United States	International	United States	International	United States	International
	Fiscal 2025		Fiscal 2024		Fiscal 2023
Discount rate	5.32%	5.54%	4.70%	4.79%	4.91%	5.00%
Expected return on plan assets	6.64%	6.80%	6.64%	6.70%	6.63%	5.92%
The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

	United States	International	United States	International
	Fiscal 2025		Fiscal 2024
Discount rate	4.97%	5.60%	5.32%	5.54%

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

The target asset allocation for our U.S. and International plans for fiscal 2026 is as follows:

	Fiscal 2026 Targeted
	United States	International
Equity funds and securities	52%	37%
Fixed income funds and securities	39%	46%
Real estate funds	1%	7%
Other	8%	10%
Total	100%	100%

The range of targeted asset allocations for our International plans for fiscal 2026 and fiscal 2025, by asset class, are as follows:

International Plans	Fiscal 2026 Targeted Percentage Range		Fiscal 2025 Targeted Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	29%	45%	36%	55%
Fixed income funds and securities	37%	55%	28%	42%
Real estate funds	6%	8%	6%	10%
Other	8%	12%	10%	15%

The range of targeted asset allocations for our U.S. plans for fiscal 2026 and fiscal 2025, by asset class, are as follows:

Domestic Plans	Fiscal 2026 Targeted Percentage Range		Fiscal 2025 Targeted Percentage Range
	Minimum	Maximum	Minimum	Maximum
Equity funds and securities	41%	62%	41%	62%
Fixed income funds and securities	31%	47%	31%	47%
Real estate funds	1%	1%	1%	1%
Other	7%	10%	7%	10%

ASC Topic 820 ("ASC 820"), Fair Value Measurement addresses fair value measurements and disclosures, defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. ASC 820 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. Refer to Note 20. "Fair Value of Financial Instruments and Risk Management" for a description of the primary valuation methodologies and classification used for assets measured at fair value.

A summary of total investments for KBR’s defined benefit pension plan assets measured at fair value is presented below.

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at January 2, 2026
United States plan assets
Investments measured at net asset value (a)	$57	$—	$—	$—
Total United States plan assets	$57	$—	$—	$—
International plan assets
Equities	$413	$—	$356	$57
Fixed income	606	—	606	—
Real estate	2	—	—	2
Cash and cash equivalents	99	99	—	—
Other	56	—	—	56
Investments measured at net asset value (a)	86	—	—	—
Total international plan assets	$1,262	$99	$962	$115
Total plan assets at January 2, 2026	$1,319	$99	$962	$115

	Fair Value Measurements at Reporting Date
Dollars in millions	Total	Level 1	Level 2	Level 3
Asset Category at January 3, 2025
United States plan assets
Investments measured at net asset value (a)	$54	$—	$—	$—
Total United States plan assets	$54	$—	$—	$—
International plan assets
Equities	$433	$—	$379	$54
Fixed income	564	—	564	—
Real estate	1	—	—	1
Cash and cash equivalents	39	39	—	—
Other	56	—	—	56
Investments measured at net asset value (a)	100	—	—	—
Total international plan assets	$1,193	$39	$943	$111
Total plan assets at January 3, 2025	$1,247	$39	$943	$111
(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed each year due to the following:

Dollars in millions	Total	Equities	Fixed Income	Real Estate	Other
International plan assets
Balance as of December 29, 2023	$114	$51	$—	$1	$62
Return on assets held at end of year	6	8	—	—	(2)
Purchases, sales and settlements, net	(7)	(4)	—	—	(3)
Foreign exchange impact	(2)	(1)	—	—	(1)
Balance as of January 3, 2025	$111	$54	$—	$1	$56
Return on assets held at end of year	(6)	2	1	—	(9)
Return on assets sold during the year	—	(1)	(1)	—	2
Purchases, sales and settlements, net	1	(2)	—	—	3
Foreign exchange impact	9	4	—	1	4
Balance as of January 2, 2026	$115	$57	$—	$2	$56

Contributions. Funding requirements for each plan are determined based on the local laws of the country where such plans reside. In certain countries the funding requirements are mandatory while in other countries they are discretionary. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the year ended January 2, 2026. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs. We paid no employer pension contributions in fiscal 2025 and $61 million in fiscal 2024 for our U.K. defined benefit pension plan.
Benefit payments. The following table presents the expected benefit payments over the next 10 years.

	Pension Benefits
Dollars in millions	United States	International
Fiscal 2026	$6	$73
Fiscal 2027	$5	$75
Fiscal 2028	$5	$78
Fiscal 2029	$5	$80
Fiscal 2030	$5	$81
Fiscals 2031-2035	$20	$417

Deferred Compensation Plans
Our Elective Deferral Plan is a nonqualified deferred compensation program that provides benefits payable to officers, certain key employees or their designated beneficiaries and non-employee directors at specified future dates, upon retirement, or death. The elective deferral plan is unfunded except for $7 million and $6 million of mutual funds designated for a portion of our employee deferral plan included in other assets on our consolidated balance sheets at January 2, 2026 and January 3, 2025, respectively. The mutual funds are measured at fair value using Level 1 inputs under ASC 820 and may be liquidated in the near term without restrictions. Our obligations under our employee deferred compensation plan were $80 million and $74 million as of January 2, 2026 and January 3, 2025, respectively, and are included in employee compensation and benefits in our consolidated balance sheets.

Note 11. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	January 2, 2026	January 3, 2025
Term Loan A	$989	$1,006
Term Loan B	983	993
Senior Notes	250	250
Revolver	395	345
Unamortized debt issuance costs and discounts	(21)	(25)
Total debt	2,596	2,569
Less: current portion	49	36
Total long-term debt, net of current portion	$2,547	$2,533

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

We had cash borrowings of $555 million on our Revolver that occurred during fiscal 2025. We had cash repayments of $505 million on our Revolver, $26 million on our Term Loan A and $10 million on our Term Loan B that occurred during fiscal 2025. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

(a)The reference rate for the Revolver and the U.S. dollar tranches of Term Loan A-1 is SOFR plus 10 basis points Credit Spread Adjustment and the British pound sterling tranche of Term Loan A-3 is SONIA plus 12 basis points Credit Spread Adjustment.

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

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of January 2, 2026, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees
In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of January 2, 2026, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $488 million of bilateral and uncommitted lines of credit. As of January 2, 2026, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $14 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $488 million of bilateral and uncommitted lines of credit, we utilized $296 million for letters of credit as of January 2, 2026. The total remaining capacity of these committed and uncommitted lines of credit was approximately $783 million as of January 2, 2026, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $99 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

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

Note 12. Income Taxes

The components of income (loss) from continuing operations before income taxes and noncontrolling interests were as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
United States	$270	$99	$(464)
Foreign:
United Kingdom	150	161	133
Australia	30	45	49
Middle East	64	61	45
Asia	55	100	48
Other	45	42	24
Subtotal	344	409	299
Total	$614	$508	$(165)

The total income taxes included in the statements of operations and in shareholders' equity were as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Provision for income taxes	$(156)	$(129)	$(95)
Shareholders' equity, pension and post-retirement benefits	11	4	25
Shareholders' equity, changes in fair value of derivatives	5	—	3
Total income taxes	$(140)	$(125)	$(67)

The components of the provision for income taxes were as follows:

Dollars in millions	Current	Deferred	Total
Year ended January 2, 2026
Federal	$(1)	$(55)	$(56)
Foreign	(69)	(14)	(83)
State and other	(26)	9	(17)
Provision for income taxes	$(96)	$(60)	$(156)
Year ended January 3, 2025
Federal	$(7)	$6	$(1)
Foreign	(95)	(10)	(105)
State and other	(25)	2	(23)
Provision for income taxes	$(127)	$(2)	$(129)
Year ended December 29, 2023
Federal	$—	$(3)	$(3)
Foreign	(65)	(14)	(79)
State and other	(17)	4	(13)
Provision for income taxes	$(82)	$(13)	$(95)

The components of total foreign income tax provision were as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
United Kingdom	$(32)	$(37)	$(32)
Australia	(12)	(19)	(13)
Middle East	(17)	(18)	(12)
Asia	(13)	(18)	(8)
Other	(9)	(13)	(14)
Foreign provision for income taxes	$(83)	$(105)	$(79)

The components of income taxes paid, net of refunds received, for the year ended January 2, 2026 were as follows:

Year ended
Dollars in millions	January 2, 2026
Federal	$9
Foreign
Australia	17
India	8
Saudi Arabia	5
Singapore	10
United Kingdom	5
Other	9
State and other
Louisiana	5
Other	15
Cash paid during the period for income taxes, net of refunds	$83

Our effective tax rate on income from continuing operations for the year ended January 2, 2026 differed from the statutory U.S. federal income tax rate of 21%, presented after prospectively adopting ASU 2023-09, as a result of the following:

	Year ended
	January 2, 2026
Dollars in millions	$	%
U.S. statutory federal rate	$129	21%
Domestic federal tax effects:
Tax credits	(8)	(1)%
Nontaxable or nondeductible items:
Non-deductible charge-outs	7	1%
Other	9	1%
Effect of cross-border tax laws:
Global Intangible Low-Taxed Income	11	2%
Foreign-derived Intangible Income deduction	(10)	(2)%
Subpart F deemed dividend	6	1%
Other	(2)	—%
Changes in valuation allowances	(3)	—%
State and local income taxes, net of federal benefit (a)	14	2%
Foreign tax effects:
Australia
Non-deductible charge-outs and release of refundable associated with a resolution	18	3%
Other	6	1%
Iraq	6	1%
Other	(7)	(1)%
Worldwide changes in unrecognized tax benefits	(20)	(4)%
Effective tax rate on income from continuing operations	$156	25%
(a)State taxes in Louisiana made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended January 3, 2025 and December 29, 2023, prior to the adoption of ASU 2023-09, the effective tax rate on income from continuing operations differed from the statutory U.S. federal income tax rate of 21% as a result of the following:

	Year ended
	January 3,	December 29,
	2025	2023
U.S. statutory federal rate, expected (benefit) provision	21%	21%
Increase (reduction) in tax rate from:
Tax impact from foreign operations	2%	2%
Noncontrolling interests and equity earnings	(2)%	(1)%
State and local income taxes, net of federal benefit	3%	2%
Other permanent differences, net	2%	5%
Other non-deductible expenditures	2%	—%
Change in federal and foreign valuation allowance	(2)%	(3)%
Research and development credits, net of provision	(1)%	—%
Release of previously reserved position	—%	(2)%
Non-Deductible portion associated with legal settlement of legacy matter	—%	(11)%
Non-Deductible portion of Charges associated with Convertible Notes	—%	(70)%
Effective tax rate on income from continuing operations	25%	(57)%

The primary components of our deferred tax assets and liabilities were as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025
Deferred tax assets:
Employee compensation and benefits	$64	$63
Foreign tax credit carryforwards	60	98
Loss carryforwards	70	69
Research and development and other credit carryforwards	37	49
Insurance accruals	8	8
Lease obligation and accrued liabilities	84	93
Contract liabilities	22	23
Capitalized research expenditures	76	73
Other	99	118
Total gross deferred tax assets	520	594
Valuation allowances	(124)	(142)
Net deferred tax assets	396	452
Deferred tax liabilities:
Right-of-use assets	(42)	(47)
Intangible amortization	(127)	(131)
Indefinite-lived intangible amortization	(107)	(98)
Other	(53)	(50)
Total gross deferred tax liabilities	(329)	(326)
Deferred income tax assets, net	$67	$126

The valuation allowance for deferred tax assets was $124 million and $142 million at January 2, 2026 and January 3, 2025, respectively. The net change in the total valuation allowance was a decrease of $18 million in fiscal 2025 and a decrease of $6 million in fiscal 2024. The change in fiscal 2025 was mainly driven by the reassessment of a tax benefit previously valued in the preliminary purchase price allocation associated with the LinQuest acquisition in fiscal 2024 and the release of previously valued foreign tax credits in the U.S. The change in fiscal 2024 was mainly driven by the additional utilization of previously valued foreign tax credits in the U.S.

The valuation allowance balance at January 2, 2026 is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), income available from carryback years, projected future taxable income and tax-planning strategies in making this assessment.

Income related to the U.S. branches totaled $86 million, $147 million and $94 million for the fiscal years 2025, 2024 and 2023, respectively, and is included in the foreign component of income in the notes to our consolidated financial statements.

The total income (loss) related to the U.S., inclusive of branches and exclusive of charges associated with Convertible Notes and the legal settlement of a legacy matter in fiscal 2023, totaled $356 million, $249 million and $267 million for the fiscal years 2025, 2024 and 2023, respectively.

We concluded that future taxable income and the reversal of deferred tax liabilities were the only sources of taxable income available in determining the amount of valuation allowance to be recorded against our deferred tax assets. The deferred tax liabilities we relied on are projected to reverse in the same jurisdiction and are of the same character as the temporary differences that gave rise to the deferred tax assets. The deferred tax liabilities are projected to reverse in the same periods as the deferred tax assets and are projected to reverse beginning in fiscal 2026 through fiscal 2029. We estimated future taxable income by jurisdiction exclusive of reversing temporary differences and carryforwards and applied our foreign tax credit carryforwards based on the sourcing and character of those estimates and considered any limitations.

Our ability to utilize the unreserved foreign tax credit carryforwards is based on our ability to generate future taxable income of at least $286 million prior to their expiration whereas our ability to utilize other net deferred tax assets exclusive of those associated with indefinite-lived intangible assets is based on our ability to generate future taxable income of at least $914 million. While our current projections of taxable income exceed these amounts, changes in our forecasted taxable income in the applicable taxing jurisdictions within the carryforward periods could affect the ultimate realization of deferred tax assets and our valuation allowance.

The net deferred tax balance by major jurisdiction after valuation allowance as of January 2, 2026 was as follows:

Dollars in millions	Gross Deferred Asset (Liability), net	Valuation Allowance	Deferred Asset (Liability), net
United States	$224	$(95)	$129
United Kingdom	(87)	—	(87)
Australia	21	—	21
Canada	20	(19)	1
Asia	3	(2)	1
Other	10	(8)	2
Total	$191	$(124)	$67

At January 2, 2026, the amount of gross tax attributes available prior to the offset with related uncertain tax positions were as follows:

Dollars in millions	January 2, 2026	Expiration
Foreign tax credit carryforwards	$60	2025-2029
Foreign net operating loss carryforwards	$98	2025-2045
Foreign net operating loss carryforwards	$33	Indefinite
State net operating loss carryforwards	$782	Various
Research and development and other credit carryforwards	$37	2025-2045
We provide for taxes on accumulated and current E&P on certain foreign subsidiaries. As of January 2, 2026, the cumulative amount of permanently reinvested foreign earnings is $2.7 billion. These previously unremitted earnings have been subject to U.S. tax. However, these undistributed earnings could be subject to additional taxes (withholding and/or state taxes) if remitted, or deemed remitted, as a dividend. The tax effects of remitting earnings, if any, are recognized when we plan on remitting these earnings. We consider our future U.S. and non-U.S. cash needs such as 1) our anticipated foreign working capital requirements, including funding of our U.K. pension plan, 2) the expected growth opportunities across all geographical markets and 3) our plans to invest in strategic growth opportunities that may include acquisitions around the world.

The OECD has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. On January 5, 2026 the OECD issued new administrative guidance with respect to Pillar 2 which modifies key aspects of the framework for countries to enact in their own laws. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position, and cash flows.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Dollars in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Balance at beginning of fiscal year	$85	$74	$92
Increases related to current year tax positions	2	3	2
Increases related to prior year tax positions	20	—	—
Decreases related to prior year tax positions	(28)	(4)	(2)
Increases related to tax positions from an acquisition	—	15	—
Settlements	—	—	(16)
Lapse of statute of limitations	(5)	(1)	(2)
Other, primarily due to exchange rate fluctuations affecting non-U.S. tax positions	2	(2)	—
Balance at end of fiscal year	$76	$85	$74

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $62 million as of January 2, 2026. The difference between this amount and the amounts reflected in the tabular reconciliation above relates primarily to deferred income tax benefits on uncertain tax positions. The increases and decreases related to prior year tax positions in fiscal 2025 are primarily due to a resolution reached with tax authorities. The settlements of $16 million in fiscal 2023 are related to the release of a previously reserved IRS audit position based on developments associated with the ongoing IRS examination and appeals process for certain years.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense in our consolidated statements of operations. Our accrual for interest and penalties was $31 million and $46 million as of January 2, 2026 and January 3, 2025, respectively. During fiscal 2025, fiscal 2024 and fiscal 2023, we recognized net interest and penalty charges of $(7) million, $4 million and $3 million, respectively, related to uncertain tax positions.

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

Employee Benefit Insurance Programs

Our employee-related health care benefits program is self-funded. Our workers’ compensation, automobile and general liability insurance programs include a deductible applicable to each claim. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of January 2, 2026, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately

$51 million, comprised of $21 million included in accrued salaries, wages and benefits, $2 million included in other current liabilities and $28 million included in other liabilities, all on our consolidated balance sheets. As of January 3, 2025, liabilities for anticipated claim payments and incurred but not reported claims for all insurance programs totaled approximately $40 million, comprised of $17 million included in accrued salaries, wages and benefits, $3 million included in other current liabilities and $20 million included in other liabilities, all on our consolidated balance sheets.

Note 14. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoW, NASA, the Department of State and other agencies within the Intelligence Community. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, which is responsible for the administration of the majority of our contracts. The scope of these audits includes, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe any completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows. The U.S. government also retains the right to pursue various remedies under any of these contracts which could result in challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government.

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our MTS business in the amounts of $37 million and $41 million as of January 2, 2026, and January 3, 2025, respectively, which are recorded in other liabilities on our consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In June 2025, the appellate court affirmed the judgment in KBR’s favor and then, in July 2025, denied FKTC’s petition for a rehearing en banc. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. There are upcoming hearings in the Kuwaiti proceedings, during which KBR is expected to raise its jurisdictional defenses. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of January 2, 2026.

Note 15. Leases

We enter into lease arrangements primarily for real estate, project equipment, transportation and information technology assets in the normal course of our business operations. Real estate leases accounted for approximately 95% of our lease obligations at January 2, 2026. An arrangement is determined to be a lease at inception if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. We have elected not to recognize an ROU asset and lease liability for leases with an initial term of 12 months or less. Many of our equipment leases, primarily associated with the performance of projects for U.S. government customers, include one or more renewal option periods, with renewal terms that can extend the lease term in one year increments. The exercise of these lease renewal options is at our sole discretion and is generally dependent on the period of project performance, or extension thereof, determined by our customers. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term to determine total future lease payments. Because most of our lease agreements do not explicitly state the discount rate, we use our incremental borrowing rate on the commencement date to calculate the present value of future lease payments.

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

The operating lease ROU asset and noncurrent operating lease liabilities are disclosed on our consolidated balance sheets. The current operating lease liabilities are included in other current liabilities on our consolidated balance sheets. The finance ROU asset is included in property, plant and equipment and the current and noncurrent finance lease liabilities are included in other current liabilities and other liabilities, respectively, on our consolidated balance sheets.

The components of our operating lease costs for the years ended January 2, 2026, January 3, 2025 and December 29, 2023 were as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Operating lease cost	$70	$63	$62
Short-term lease cost	145	248	215
Total lease cost	$215	$311	$277

Operating lease cost includes operating lease ROU asset amortization of $52 million, $48 million and $46 million for the years ended January 2, 2026, January 3, 2025 and December 29, 2023, respectively, and other noncash operating lease costs related to the accretion of operating lease liabilities and straight-line lease accounting of $18 million, $15 million and $16 million for the years ended January 2, 2026, January 3, 2025 and December 29, 2023, respectively.

Total short-term lease commitments as of January 2, 2026 were approximately $223 million. Additional information related to leases was as follows:

Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$81	$71	$65
Financing cash flows from finance leases	$8	$11	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	$29	$106	$60
Right-of-use assets obtained in exchange for new finance lease liabilities	$10	$3	$11
Weighted-average remaining lease term - operating (in years)	6 years	6 years	6 years
Weighted-average remaining lease term - finance (in years)	2 years	2 years	2 years
Weighted-average discount rate - operating leases	6.3%	6.4%	6.2%
Weighted-average discount rate - finance leases	6.4%	5.1%	4.2%
The following is a maturity analysis of the future undiscounted cash flows associated with our lease liabilities as of January 2, 2026:

Dollars in millions	Operating Leases	Finance Leases
Fiscal 2026	$71	$5
Fiscal 2027	63	3
Fiscal 2028	58	2
Fiscal 2029	51	—
Fiscal 2030	36	—
Thereafter	67	—
Total future payments	346	10
Less imputed interest	(54)	(1)
Present value of future lease payments	292	9
Less current portion of lease obligations	(56)	(5)
Noncurrent portion of lease obligations	$236	$4

Note 16. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at December 29, 2023	$(300)	$(644)	$29	$(915)
Other comprehensive income (loss) adjustments before reclassifications	(20)	(15)	22	(13)
Amounts reclassified from AOCL	—	4	(22)	(18)
Net other comprehensive loss	(20)	(11)	—	(31)
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)
Other comprehensive income (loss) adjustments before reclassifications	72	(37)	(4)	31
Amounts reclassified from AOCL	—	4	(17)	(13)
Net other comprehensive income (loss)	72	(33)	(21)	18
Balance at January 2, 2026	$(248)	$(688)	$8	$(928)

Reclassifications out of AOCL, net of tax, by component

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	Affected line item on the Consolidated Statements of Operations
Accumulated pension liability adjustments
Prior service cost amortization	$(1)	$(1)	See (a) below
Recognized actuarial loss	(5)	(4)	See (a) below
Tax benefit	2	1	Provision for income taxes
Net pension and post-retirement benefits	$(4)	$(4)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$21	$28	Interest Expense
Tax expense	(4)	(6)	Provision for income taxes
Net changes in fair value of derivatives	$17	$22	Net of tax

(a)This item is included in the computation of net periodic pension cost. See Note 10. “Retirement Benefits” to our consolidated financial statements for further discussion.

Note 17. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of January 2, 2026, $427 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Share Maintenance Programs

Stock options and restricted stock awards granted under the KBR, Inc. 2006 Stock and Incentive Plan ("KBR Stock Plan") may be satisfied using shares of our authorized but unissued common stock or our treasury share account.

The ESPP allows eligible employees to withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR common stock. These shares are issued from our treasury share account. Effective February 1, 2026, we suspended new share purchases under the ESPP in connection with the Planned Spin‑Off of our Mission Technology Solutions business.

Withhold to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR Stock Plan.

The table below presents information on our annual share repurchases activity under these programs:

	Year ended January 2, 2026
	Number of Shares	Average price per share	Dollars in Millions
Repurchases under the authorized share repurchase program	6,529,142	$49.45	$323
Withhold to cover shares	120,188	$49.01	6
Total	6,649,330	$49.44	$329

	Year ended January 3, 2025
	Number of Shares	Average price per share	Dollars in Millions
Repurchases under the authorized share repurchase program	3,316,026	$61.51	$204
Withhold to cover shares	227,616	$59.64	14
Total	3,543,642	$61.39	$218

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

At January 2, 2026, approximately 9.9 million shares were available for future grants under the KBR Stock Plan, of which approximately 6.5 million shares remained available for restricted stock awards or restricted stock unit awards.

KBR Stock Options

Under the KBR Stock Plan, stock options are granted with an exercise price not less than the fair market value of the common stock on the date of the grant and a term no greater than 10 years. The fair value of options at the date of grant were estimated using the Black-Scholes-Merton option pricing model. The expected volatility of KBR options granted in each year is based upon a blended rate that uses the historical and implied volatility of common stock for KBR. The expected term of KBR options granted was based on KBR's historical experience. The estimated dividend yield was based upon KBR’s annualized dividend rate divided by the market price of KBR’s stock on the option grant date. The risk-free interest rate was based upon the yield of U.S. government issued treasury bills or notes on the option grant date. We amortize the fair value of the stock options over the vesting period on a straight-line basis. Options are granted from shares authorized by our Board of Directors. There were no stock options granted in fiscal 2025, fiscal 2024 or fiscal 2023.

As of January 2, 2026, there were no options outstanding and exercisable. During fiscal 2025, 28,298 options were exercised with a weighted average exercise price of $16.05. As of January 2, 2026, there was no unrecognized compensation cost, net of estimated forfeitures, related to non-vested KBR stock options. There was no stock option compensation expense in fiscal 2025, fiscal 2024 and fiscal 2023.

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

The following table presents the restricted stock awards and restricted stock units granted, vested and forfeited during fiscal 2025 under the KBR Stock Plan.

Restricted stock activity summary	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested shares at January 3, 2025	527,729	$54.46
Granted	528,046	47.65
Vested	(275,948)	50.19
Forfeited	(68,147)	53.14
Nonvested shares at January 2, 2026	711,680	$51.29

The weighted average grant-date fair value per share of restricted KBR shares granted to employees during fiscal 2025, 2024 and 2023 was $47.65, $59.78 and $56.09, respectively. Restricted stock compensation expense was $16 million in fiscal 2025 and $15 million in each of fiscal 2024 and 2023. Total income tax benefit recognized in net income for share-based compensation arrangements during each of fiscal 2025, 2024 and 2023 was $3 million. As of January 2, 2026, there was $23 million of unrecognized compensation cost, net of estimated forfeitures, related to KBR’s non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 1.72 years. The total fair value of restricted shares vested was $13 million in fiscal 2025, $23 million in fiscal 2024 and $21 million in fiscal 2023 based on the weighted-average fair value on the vesting date. The total fair value of shares vested was $14 million in fiscal 2025, $16 million in fiscal 2024 and $14 million in fiscal 2023 based on the weighted-average fair value on the date of grant.

Performance-Based Stock Awards

Under the KBR Stock Plan, a portion of the Long-term Performance Cash and Stock Awards is settled in KBR shares. These awards vest and shares are issued at the end of a three-year period. The ultimate number of shares issued could range from 0% to 200% of the original shares granted depending upon KBR's performance in relation to the Total Shareholder Return ("TSR") performance objective. Stock compensation expense for these awards was $5 million in fiscal 2025 and $6 million in each of fiscal 2024 and fiscal 2023, respectively. In fiscal 2025, 118,273 shares vested related to our performance-based stock awards. As of January 2, 2026, there was $5 million of unrecognized compensation cost related to KBR's non-vested performance-based stock awards.

KBR Cash Performance Based Award Units ("Cash Performance Awards")

Under the KBR Stock Plan, for Cash Performance Awards granted in fiscal 2025, 2024 and 2023, performance is based 50% on average TSR, as compared to the average TSR of KBR’s peers, and 50% on KBR’s Book-to-Bill for fiscal 2025, 2024 and 2023. In accordance with the provisions of ASC 718, the TSR portion for the performance award units are classified as liability awards and remeasured at the end of each reporting period at fair value until settlement. The fair value approach uses the Monte Carlo valuation method which analyzes the companies comprising KBR’s peer group, considering volatility, interest rate, stock beta and TSR through the grant date. The Book-to-Bill calculation for fiscal 2025, 2024 and 2023 is based on the Company's Book-to-Bill earned at a target level averaged over a three year period. The Book-to-Bill portion of the Cash

Performance Award is also classified as a liability award and remeasured at the end of each reporting period based on our estimate of the amount to be paid at the end of the vesting period. The cash performance award units may only be paid in cash.

Under the KBR Stock Plan, in fiscal 2025, we granted 20 million performance based award units ("Cash Performance Awards") with a three-year performance period from January 1, 2025 to December 31, 2027. In fiscal 2024, we granted 20 million Cash Performance Awards with a three-year performance period from January 1, 2024 to December 31, 2026. In fiscal 2023, we granted 19 million Cash Performance Awards with a three-year performance period from January 1, 2023 to December 31, 2025. Cash Performance Awards forfeited, net of previous plan payout, totaled 7 million units, 7 million units and 5 million units during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. At January 2, 2026, the outstanding balance for Cash Performance Awards is 45 million units. Cash Performance Awards are not considered earned until required performance conditions are met. Additionally, approval by the Compensation Committee of the Board of Directors is required before earned Cash Performance Awards are paid.

Cost for the Cash Performance Awards is accrued over the requisite service period. For fiscal 2025, fiscal 2024 and fiscal 2023, we recognized $9 million, $16 million and $21 million, respectively, in expense for Cash Performance Awards. The expense associated with these Cash Performance Awards is included in cost of revenues and selling, general and administrative expense in our consolidated statements of operations. The liability for Cash Performance Awards includes $12 million recorded within accrued salaries, wages and benefits and $11 million recorded within employee compensation and benefits on our consolidated balance sheets as of January 2, 2026. The liability for Cash Performance Awards includes $17 million recorded within accrued salaries, wages and benefits and $16 million recorded within employee compensation and benefits on our consolidated balance sheets as of January 3, 2025.

KBR Employee Stock Purchase Plan ("ESPP")

Under the ESPP, eligible employees may withhold up to 10% of their earnings, subject to some limitations, to purchase shares of KBR’s common stock. Unless KBR’s Board of Directors determines otherwise, each six-month offering period commences at the beginning of February and August of each year. In fiscal 2025, employees who participated in the ESPP received a 7% discount on the stock price at the end of each period. During fiscal 2025 and fiscal 2024, our employees purchased approximately 246,000 and 156,000 shares, respectively, through the ESPP. These shares were issued from our treasury share account. Effective February 1, 2026, we suspended new share purchases under the ESPP in connection with the Planned Spin‑Off of our Mission Technology Solutions business.

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

A summary of the basic and diluted net income (loss) per share calculations is as follows:

	Year ended
	January 2,	January 3,	December 29,
Shares in millions	2026	2025	2023
Net income (loss) attributable to KBR from continuing operations:
Net income (loss) from continuing operations	$458	$379	$(260)
Less: Net income attributable to noncontrolling interests included in continuing operations	7	5	4
Net income (loss) attributable to KBR from continuing operations	451	374	(264)
Less: Earnings allocable to participating securities	1	1	—
Basic net income (loss) attributable to KBR from continuing operations	450	373	(264)
Diluted net income (loss) attributable to KBR from continuing operations	$450	$373	$(264)
Net income (loss) attributable to KBR from discontinued operations:
Net income (loss) from discontinued operations, net of tax	$(55)	$2	$(1)
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(19)	1	—
Net income (loss) attributable to KBR from discontinued operations	(36)	1	(1)
Basic net income (loss) attributable to KBR from discontinued operations	(36)	1	(1)
Diluted net income (loss) attributable to KBR from discontinued operations	$(36)	$1	$(1)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	129	134	135
Diluted weighted average common shares outstanding	129	134	135

Net income (loss) attributable to KBR per share:
Basic earnings (loss) per share
Continuing operations	$3.49	$2.78	$(1.96)
Discontinued operations	$(0.28)	$0.01	$—
Total basic earnings (loss) per share attributable to KBR	$3.21	$2.79	$(1.96)
Diluted earnings (loss) per share
Continuing operations	$3.49	$2.78	$(1.96)
Discontinued operations	$(0.28)	$0.01	$—
Total diluted earnings (loss) per share attributable to KBR	$3.21	$2.79	$(1.96)

For the years ended January 2, 2026 and January 3, 2025, the diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.3 million and 0.2 million, respectively, related to our stock options and restricted stock awards.

Due to our net loss position for the year ended December 29, 2023, our basic net loss attributable to KBR per share and diluted net loss attributable to KBR per share are identical as the effect of all potential common shares is anti-dilutive and therefore excluded. For the year ended December 29, 2023, the diluted net loss attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 4.0 million related to the convertible notes that we repurchased and settled in fiscal 2023, 10.2 million related to the outstanding warrants that were terminated in fiscal 2023 and 1.4 million related to our stock options and restricted stock awards.

Shares of common stock

Shares in millions	Shares
Balance at December 29, 2023	181.7
Common stock issued	0.8
Balance at January 3, 2025	182.5
Common stock issued	0.4
Balance at January 2, 2026	182.9

Shares of treasury stock

Shares and dollars in millions	Shares	Amount
Balance at December 29, 2023	46.6	$1,279
Treasury stock acquired, net of ESPP shares issued	3.4	215
Balance at January 3, 2025	50.0	1,494
Treasury stock acquired, net of ESPP shares issued	6.4	324
Balance at January 2, 2026	56.4	$1,818

Dividends

We declared dividends totaling $85 million and $80 million in fiscal 2025 and fiscal 2024, respectively. On February 19, 2026, the Board of Directors declared a dividend of $0.165 per share, which will be paid on April 15, 2026.

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

		January 2, 2026		January 3, 2025
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$989	$989	$1,006	$1,006
Term Loan B	Level 2	983	989	993	996
Senior Notes	Level 2	250	246	250	240
Revolver	Level 2	395	395	345	345

The carrying value of the debt instruments listed above exclude debt issuance costs for the respective instrument. See Note 11. "Debt and Other Credit Facilities" for the debt issuance costs of our debt instruments and further discussion of our term loans, Senior Notes and Revolver.

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

As of January 2, 2026, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $117 million, all of which had durations of 28 days or less. The fair value of our balance sheet hedges are included in other current assets and other current liabilities on our consolidated balance sheets at January 2, 2026, and January 3, 2025. The fair values of these derivatives are considered Level 2 under ASC 820 as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges and remeasurement of balance sheet positions. These amounts are recognized in our consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in other non-operating expense on our consolidated statements of operations.

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Balance Sheet Hedges - Fair Value	$(2)	$—	$—
Balance Sheet Position - Remeasurement	(5)	(3)	(6)
Net	$(7)	$(3)	$(6)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt. During fiscal 2025, we entered into additional interest rate swap agreements to term SOFR. The effective date of the April 2025 Forward Interest Rate Swaps is August 14, 2027.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at January 2, 2026*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£104	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at January 2, 2026 was a $10 million net asset, of which $11 million is included in other current assets and $1 million is included in each of other assets, other current liabilities and other liabilities. The unrealized net gain on these interest rate swaps was $10 million and is included in AOCL as of January 2, 2026. The fair value of the interest rate swaps at January 3, 2025 was a $37 million net asset, of which $19 million is included in other current assets and $18 million is included in other assets. The unrealized net gain on these interest rate swaps was $37 million and is included in AOCL as of January 3, 2025.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During fiscal 2025, we derecognized $2,143 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $2,094 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the consolidated statements of operations.
Activity for third-party financial institutions consisted of the following:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025
Beginning balance	$106	$135
Sale of receivables	2,143	3,117
Settlement of receivables	(2,184)	(3,127)
Cash collected, not yet remitted	—	(19)
Outstanding balances sold to financial institutions	$65	$106

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. KBR's aggregate investment in Mura Technology ("Mura") is approximately 17%. The carrying value of our investment in Mura was $136 million and $126 million at January 2, 2026 and January 3, 2025, respectively.

Note 21. Discontinued Operations
HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. The HomeSafe joint venture is a VIE that is consolidated for financial reporting purposes. As of January 2, 2026 all of HomeSafe's operations, including run-off operations, have ceased. We disposed of HomeSafe in the second quarter of fiscal 2025 and determined that this disposal met the requirements to be reported as discontinued operations under ASC Subtopic 205-20, Discontinued Operations. We classified the disposal of HomeSafe as discontinued operations because it represents a strategic shift that significantly impacted our long-term operations plan. As such, the results of HomeSafe are presented as discontinued operations in the accompanying consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows for all periods presented. HomeSafe was previously reported within our MTS business segment.
Financial Information of Discontinued Operations
The key components of net income (loss) attributable to KBR from discontinued operations for the years ended January 2, 2026, January 3, 2025 and December 29, 2023 were as follows:

	Year ended
Dollars in millions	January 2, 2026	January 3, 2025	December 29, 2023
Revenues	$67	$32	$—
Cost of revenues	(83)	(28)	—
Gross profit (loss)	(16)	4	—
Selling, general and administrative expenses	(30)	(1)	(1)
Loss on disposal (a)	(22)	—	—
Operating income (loss)	(68)	3	(1)
Income (loss) from discontinued operations before income taxes	(68)	3	(1)
Provision for income taxes	13	(1)	—
Net income (loss) from discontinued operations, net of tax	(55)	2	(1)
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	(19)	1	—
Net income (loss) attributable to KBR from discontinued operations	$(36)	$1	$(1)
(a) Includes $64 million of asset impairments related to property, plant and equipment and write-offs of $30 million in other assets, offset by elimination of $72 million in other liabilities during the year ended January 2, 2026.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's consolidated balance sheets as of January 2, 2026 and January 3, 2025:

Dollars in millions	January 2, 2026	January 3, 2025
Assets
Cash and cash equivalents	$5	$8
Accounts receivable, net of allowance for credit losses	1	5
Contract assets	—	2
Other current assets	13	6
Total current assets of discontinued operations	$19	$21
Property, plant, and equipment, net of accumulated depreciation	$—	$52
Other assets	—	26
Total non-current assets of discontinued operations	$—	$78
Liabilities
Accounts payable	$8	$5
Contract liabilities	2	8
Accrued salaries, wages and benefits	1	2
Other current liabilities	8	—
Total current liabilities of discontinued operations	$19	$15
Other liabilities	$—	$69
Total non-current liabilities of discontinued operations	$—	$69

Note 22. Spin-off

Mission Technology Solutions Spin-off

In September 2025, we announced our intention to spin off our Mission Technology Solutions business into a separate, U.S. publicly-traded company. The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion in the second half of fiscal 2026. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and will be reported as continuing operations.

Item 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2026 at the reasonable assurance level.
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

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2026. In conducting this evaluation, our management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has determined our internal control over financial reporting was effective as of January 2, 2026.

The effectiveness of our internal control over financial reporting as of January 2, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

We are in the process of a multi-phase implementation of an enterprise resource planning ("ERP") system within our Sustainable Technology Solutions business and made changes to related internal controls. There have been no other changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended January 2, 2026.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
KBR, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited KBR, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2026 and January 3, 2025, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 2, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
February 26, 2026

Item 9B. Other Information

During the three months ended January 2, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of securities of the Company by directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy states, among other things, that our directors, officers and employees are prohibited from trading in such securities while in possession of material nonpublic information. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Policy on Trading in Company Securities filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2025, and incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2026 Annual Meeting of Stockholders, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the KBR, Inc. Company Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

2.	The exhibits of KBR listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a * or **.
(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

3.1	KBR Amended and Restated Certificate of Incorporation of KBR, dated May 14, 2025 (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed May 19, 2025; File No. 001-33146)

3.2	Amended and Restated Bylaws of KBR, Inc., effective as of October 16, 2024 (incorporated by reference to Exhibit 3.1 to KBR’s current report on Form 8-K filed October 17, 2024: File No. 001-33146)

4.1	Form of specimen KBR common stock certificate (incorporated by reference to Exhibit 4.1 to KBR’s registration statement on Form S-1; Registration No. 333-133302)

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

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

10.19+
Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan, effective May 19, 2021 (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed May 21, 2021; File No. 001-33146)

10.20+
First Amendment to the Amended and Restated KBR, Inc. 2006 Stock Incentive Plan (as amended September 17, 2025) (incorporated by reference to Exhibit 10.2 to KBR's quarterly report on Form 10-Q for the period ended October 3, 2025 filed October 30, 2025; File No. 001-33146)

10.21+
KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.27 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2019; File No. 001-33146)

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

10.24+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed August 29, 2008; File No. 001-33146)

10.25+
Amendment to the 2008 Severance and Change in Control Agreements effective as of December 31, 2008 (incorporated by reference to Exhibit 10.36 to KBR’s annual report on Form 10-K for the year ended December 31, 2011; File No. 001-33146)

10.26+
Severance and Change in Control Agreement effective as of June 2, 2014, between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc. and Stuart J. Bradie (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed April 9, 2014; File No. 001-33146)

10.27+
Form of Amendment to Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended September 30, 2015; File No. 001-33146)

10.28+
Severance and Change of Control Agreement effective as of February 23, 2017, by and between KBR Technical Services, Inc., a Delaware corporation, KBR, Inc., and Mark Sopp (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed December 13, 2016; File No. 001-33146)

10.29+
KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.30+
KBR Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2020; File No. 001-33146)

10.31+	Form of Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.54 to KBR’s annual report on Form 10-K for the year ended December 31, 2020; File No. 001-33146)

*10.32+	Severance and Change in Control Agreement effective as of October 15, 2025, between KBR, Inc. and Shad Evans

10.33+
KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.56 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.34+
First Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.57 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.35+
Second Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.58 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2021; File No. 001-33146)

10.36+
Third Amendment to KBR Benefit Restoration Plan, as restated effective December 31, 2010 (incorporated by reference to Exhibit 10.42 to KBR's annual report on Form 10-K for the period ended December 29, 2023 filed on February 20, 2024; File No. 001-33146)

10.37+
First Amendment to KBR Elective Deferral Plan, as restated effective September 1, 2019 (incorporated by reference to Exhibit 10.61 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.38+
First Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.62 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.39+
First Amendment to KBR Management Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.63 to KBR’s annual report on Form 10-K for the period ended December 31, 2022; File No. 001-33146)

10.40+
Second Amendment to KBR Senior Executive Performance Pay Plan, as restated effective January 1, 2020 (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.41+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.42+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.43+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.44+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.45+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.46+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 31, 2023; File No. 001-33146)

10.47+
Form of revised Restricted Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.48+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.49+
Form of revised Performance Stock Unit Agreement (US Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.50+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.51+
Form of Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.7 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.52+
Form of Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.8 to KBR’s quarterly report on Form 10-Q for the period ended March 29, 2024; File No. 001-33146)

10.53+
Form of revised Restricted Stock Unit Agreement (US/UK Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to KBR’s quarterly report on Form 10-Q for the period ended April 4, 2025; File No. 001-33146)

10.54+
Form of revised Restricted Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.2 to KBR’s quarterly report on Form 10-Q for the period ended April 4, 2025; File No. 001-33146)

10.55+
Form of revised Performance Stock Unit Agreement (US/UK Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3 to KBR’s quarterly report on Form 10-Q for the period ended April 4, 2025; File No. 001-33146)

10.56+
Form of revised Performance Stock Unit Agreement (International Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.4 to KBR’s quarterly report on Form 10-Q for the period ended April 4, 2025; File No. 001-33146)

10.57+
Form of revised Performance Award Agreement (US/International Employee Cash Only) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.5 to KBR’s quarterly report on Form 10-Q for the period ended April 4, 2025; File No. 001-33146)

10.58+
Form of revised Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan (incorporated by reference to Exhibit 10.6 to KBR’s quarterly report on Form 10-Q for the period ended April 4, 2025; File No. 001-33146)

10.59+
Resignation, General Release and Settlement Agreement dated July 8, 2025, between KBR and Byron Bright (incorporated by reference to Exhibit 10.1 to KBR’s current report on Form 8-K filed July 9, 2025; File No. 001-33146)

19.1	KBR, Inc. Policy on Trading in Company Securities (incorporated by reference to Exhibit 19.1 to KBR’s annual report on Form 10-K for the period ended January 3, 2025; File No. 001-33146)

*21.1	List of subsidiaries

*23.1	Consent of KPMG LLP—Houston, Texas

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
KBR, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to KBR's annual report on Form 10-K for the period ended December 29, 2023 filed on February 20, 2024 ; File No. 001-33146)

***101
The following materials from KBR annual report on Form 10-K for the period ended January 2, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ Stuart J. B. Bradie	Principal Executive Officer,
Stuart J. B. Bradie	President, Chief Executive Officer and Director

/s/ Shad E. Evans	Principal Financial Officer,
Shad E. Evans	Executive Vice President and Chief Financial Officer

/s/ Jennefer T. Taylor	Principal Accounting Officer,
Jennefer T. Taylor	Vice President and Chief Accounting Officer

/s/ Joseph Dominguez	Director
Joseph Dominguez

/s/ Lynn A. Dugle	Director
Lynn A. Dugle

/s/ Nchacha E. Etta	Director
Nchacha E. Etta

/s/ John A. Manzoni	Director
John A. Manzoni

/s/ Wendy M. Masiello	Director
Wendy M. Masiello

/s/ Jack B. Moore	Director
Jack B. Moore

/s/ Ann D. Pickard	Director
Ann D. Pickard

/s/ Carlos A. Sabater	Director
Carlos A. Sabater

/s/ Huibert H. Vigeveno	Director
Huibert H. Vigeveno

/s/ Lewis F. Von Thaer	Director
Lewis F. Von Thaer
Dated: February 26, 2026