Form 10-Q
period 2026-04-03
KBR, INC.
filed 2026-05-05
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2026
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

As of April 22, 2026, there were 126,789,957 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

Glossary of Terms
The following frequently used terms, abbreviations or acronyms are commonly used in our Quarterly Reports on Form 10-Q as defined below:

Acronym	Definition
AOCL	Accumulated other comprehensive loss
ASC	Accounting Standards Codification
Aspire Defence	Aspire Defence Limited
ASU	Accounting Standards Update
BRIS	Brown & Root Industrial Services Joint Venture
C5ISR	Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance
CAS	Cost Accounting Standards for U.S. government contracts
DCAA	Defense Contract Audit Agency
DCMA	Defense Contract Management Agency
DoW	Department of War
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	Federal Acquisition Regulation
FASB	Financial Accounting Standards Board
FKTC	First Kuwaiti Trading Company
HomeSafe	HomeSafe Alliance
JKC	JKC Australia LNG, an Australian joint venture executing the Ichthys LNG Project
LNG	Liquefied natural gas
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MoD	Ministry of Defence
MTS	Mission Technology Solutions
NASA	National Aeronautics and Space Administration
NCI	Noncontrolling interests
PFIs	Private financed initiatives and projects
PIC	Paid-in capital in excess of par
PPE	Property, Plant and Equipment
RPA	Master Accounts Receivable Purchase Agreement
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STS	Sustainable Technology Solutions
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the United States
VIEs	Variable interest entities

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three months ended
	April 3, 2026	April 4, 2025

Revenues	$1,923	$2,018
Cost of revenues	(1,658)	(1,718)
Gross profit	265	300
Equity in earnings of unconsolidated affiliates	51	42
Selling, general and administrative expenses	(133)	(140)
Other	(3)	—
Operating income	180	202
Interest expense	(37)	(41)
Other non-operating income	—	3
Income from continuing operations before income taxes	143	164
Provision for income taxes	(40)	(43)
Net income from continuing operations	103	121
Net loss from discontinued operations, net of tax	(2)	(6)
Net income	101	115
Less: Net income attributable to noncontrolling interests included in continuing operations	—	1
Less: Net loss attributable to noncontrolling interests included in discontinued operations	(1)	(2)
Net income attributable to KBR	$102	$116

Net income attributable to KBR per share
Basic earnings per share from continuing operations	$0.81	$0.91
Basic loss per share from discontinued operations	$(0.01)	$(0.03)
Basic earnings per share attributable to KBR	$0.80	$0.88

Diluted earnings per share from continuing operations	$0.81	$0.91
Diluted loss per share from discontinued operations	$(0.01)	$(0.03)
Diluted earnings per share attributable to KBR	$0.80	$0.88

Basic weighted average common shares outstanding	127	132
Diluted weighted average common shares outstanding	127	132
Cash dividends declared per share	$0.165	$0.165
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended
	April 3, 2026	April 4, 2025
Net income	$101	$115
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	29
Pension and post-retirement benefits	4	1
Changes in fair value of derivatives	4	(18)
Other comprehensive income (loss)	(8)	12
Income tax (expense) benefit:
Pension and post-retirement benefits	(1)	—
Changes in fair value of derivatives	(1)	4
Income tax (expense) benefit	(2)	4
Other comprehensive income (loss), net of tax	(10)	16
Comprehensive income	91	131
Less: Comprehensive income attributable to noncontrolling interests included in continuing operations	—	1
Less: Comprehensive loss attributable to noncontrolling interests included in discontinued operations	(1)	(2)
Comprehensive income attributable to KBR	$92	$132
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	April 3, 2026	January 2, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$380	$500
Accounts receivable, net of allowance for credit losses of $5 and $6, respectively	1,039	1,086
Contract assets	332	280
Other current assets	180	166
Current assets of discontinued operations	16	19
Total current assets	1,947	2,051
Pension assets	101	89
Property, plant and equipment, net of accumulated depreciation of $503 and $506 (including net PPE of $5 and $5 owned by a variable interest entity), respectively	227	232
Operating lease right-of-use assets	212	217
Goodwill	2,671	2,677
Intangible assets, net of accumulated amortization of $513 and $501, respectively	709	727
Equity in and advances to unconsolidated affiliates	216	107
Deferred income taxes	151	162
Other assets (including $49 and $0 of available-for-sale debt securities at fair value, respectively)	391	322
Total assets	$6,625	$6,584
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$706	$712
Contract liabilities	330	331
Accrued salaries, wages and benefits	349	342
Current maturities of long-term debt	49	49
Other current liabilities	232	235
Current liabilities of discontinued operations	18	19
Total current liabilities	1,684	1,688
Employee compensation and benefits	134	144
Income tax payable	94	83
Deferred income taxes	94	95
Long-term debt	2,534	2,547
Operating lease liabilities	228	236
Other liabilities	268	279
Total liabilities	5,036	5,072
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 183,143,531 and 182,891,428 shares issued, and 126,789,905 and 126,454,289 shares outstanding, respectively	—	—
PIC	2,561	2,552
Retained earnings	1,778	1,697
Treasury stock, 56,353,626 shares and 56,437,139 shares, at cost, respectively	(1,817)	(1,818)
AOCL	(938)	(928)
Total KBR shareholders' equity	1,584	1,503
Noncontrolling interests	5	9
Total shareholders' equity	1,589	1,512
Total liabilities and shareholders' equity	$6,625	$6,584
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 2, 2026	$1,512	$2,552	$1,697	$(1,818)	$(928)	$9
Share-based compensation	7	7	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(21)	—	(21)	—	—	—
Repurchases of common stock	(4)	—	—	(4)	—	—
Issuance of ESPP shares	7	2	—	5	—	—
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	1	—	—	—	—	1
Net income (loss)	101	—	102	—	—	(1)
Other comprehensive loss, net of tax	(10)	—	—	—	(10)	—
Balance at April 3, 2026	$1,589	$2,561	$1,778	$(1,817)	$(938)	$5

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(22)	—	(22)	—	—	—
Repurchases of common stock	(156)	—	—	(156)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Other	(1)	—	—	(1)	—	—
Net income (loss)	115	—	116	—	—	(1)
Other comprehensive income, net of tax	16	—	—	—	16	—
Balance at April 4, 2025	$1,430	$2,534	$1,461	$(1,648)	$(930)	$13

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three months ended
	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net income	$101	$115
Net loss from discontinued operations, net of tax	2	6
Net income from continuing operations	103	121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	41
Equity in earnings of unconsolidated affiliates	(51)	(42)
Deferred income tax	12	13
Other	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for credit losses	44	(71)
Contract assets	(52)	(5)
Accounts payable	(6)	(14)
Contract liabilities	—	(8)
Accrued salaries, wages and benefits	15	20
Payments on operating lease liabilities	(21)	(19)
Payments from unconsolidated affiliates, net	5	4
Distributions of earnings from unconsolidated affiliates	73	88
Other assets and liabilities	(49)	(35)
Total cash flows provided by operating activities - continuing operations	$110	$91
Cash flows from investing activities:
Purchases of property, plant and equipment	$(12)	$(2)
Investment in equity method investments, net	(115)	—
Purchases of available-for-sale debt securities	(49)	—
Purchases of other investments	(13)	—
Other	1	(1)
Total cash flows used in investing activities - continuing operations	$(188)	$(3)
Cash flows from financing activities:
Borrowings on Revolver	$141	$275
Payments on short-term and long-term debt	(12)	(9)
Payments on Revolver	(141)	(95)
Payments to repurchase common stock	(4)	(156)
Payments of dividends to shareholders	(21)	(20)
Other	(6)	(1)
Total cash flows used in financing activities - continuing operations	$(43)	$(6)
Total operating cash flows from discontinued operations	(2)	7
Total investing cash flows from discontinued operations	—	(6)
Total cash flows from discontinued operations	$(2)	$1
Effect of exchange rate changes on cash	2	9
Increase (decrease) in cash and cash equivalents	(121)	92
Cash and cash equivalents at beginning of period	505	350
Cash and cash equivalents at end of period	$384	$442
Less: cash and cash equivalents of discontinued operations	4	10
Cash and cash equivalents at end of period for continuing operations	$380	$432
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$21	$22

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with our 2025 Annual Report on Form 10-K.

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of April 3, 2026, the results of our operations for the three months ended April 3, 2026 and April 4, 2025, respectively, and our cash flows for the three months ended April 3, 2026 and April 4, 2025, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2025 Annual Report on Form 10-K. The Company's fiscal year ends on the Friday closest to December 31. The three months ended April 3, 2026 and April 4, 2025 each contained 91 days.

As discussed further in Note 17. “Discontinued Operations”, HomeSafe Alliance ("HomeSafe") informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe’s role in the Global Household Goods Contract. We disposed of HomeSafe during the year ended January 2, 2026 and determined that this disposal met the requirements to be reported as discontinued operations. As such, the results of HomeSafe are presented as discontinued operations in the accompanying condensed consolidated statements of operations, condensed consolidated balance sheets, condensed consolidated statements of cash flows and notes for all periods presented.

We have evaluated all events and transactions occurring after the balance sheet date but before the condensed consolidated financial statements were issued and have included the appropriate disclosures.

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of KBR, Inc. and the subsidiaries it controls, including VIEs where it is the primary beneficiary (collectively, the "Company," "KBR", "we", "us" or "our"). We account for investments over which we have significant influence, but not a controlling financial interest, using the equity method of accounting. See Note 6. "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion of our equity investments and VIEs. All material intercompany balances and transactions are eliminated in consolidation.

Recent Accounting Pronouncements

New accounting pronouncements requiring implementation in future periods are discussed below.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about certain income statement expense categories. ASU 2024-03 will be effective for our fiscal year ending December 31, 2027. Early adoption is permitted and the amendments can be applied on a prospective or retrospective basis. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

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

Note 2. Business Segment Information

We provide a wide range of professional services, and the management of our business is heavily focused on major projects or programs within each of our reportable segments. At any given time, government programs and joint ventures represent a substantial part of our operations. Effective for fiscal 2026, a portion of a business unit within our Mission Technology Solutions segment became part of our Sustainable Technology Solutions segment. All information in this Quarterly Report on Form 10-Q is presented in accordance with the realigned reportable segments and all prior period information was recast to reflect the realigned reportable segments. We are organized into two core business segments, Mission Technology Solutions and Sustainable Technology Solutions and one non-core business segment as described below:

Mission Technology Solutions. Our Mission Technology Solutions business segment provides full life-cycle support solutions to defense, intelligence, space, aviation and other programs and missions for military and other government agencies primarily in the U.S., U.K. and Australia. KBR's full-spectrum solutions span research and development, advanced prototyping, acquisition support, systems engineering, C5ISR, cyber analytics, space domain awareness, test and evaluation, data analytics and integration, systems integration and program management, global supply chain management, operations readiness and support and professional advisory services across the defense, energy security and transition and critical infrastructure sectors. The disposal of HomeSafe is reported as discontinued operations and the operations are excluded from Mission Technology Solutions results reflected within our tables below. See Note 17. “Discontinued Operations” for additional information regarding the HomeSafe disposal.

Sustainable Technology Solutions. Our Sustainable Technology Solutions business segment is anchored by our portfolio of over 85 innovative, proprietary, sustainability-focused process technologies that reduce emissions, increase efficiency and/or accelerate and enable energy transition across the industrial base in four primary verticals: ammonia/syngas, chemical/petrochemicals, clean refining and circular process/circular economy solutions. STS also provides highly synergistic services including advisory and consulting focused on energy security, broad-based emission solutions, high-end engineering, infrastructure, design and program management centered around decarbonization, energy efficiency, environmental impact and asset optimization, as well as our digitally-enabled operating and monitoring solutions. Through early planning and scope definition, advanced technologies and facility life-cycle optimization, our STS business segment works closely with customers to provide what we believe is the optimal approach to maximize their return on investment. Included in Sustainable Technology Solutions is the business of Infrastar Limited acquired on May 17, 2025. See Note 16. "Acquisition" to our condensed consolidated financial statements for additional information on this acquisition.

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

Operations by Reportable Segment

	Three months ended April 3, 2026
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,296	$627	$—	$1,923
Cost of revenues	(1,127)	(531)	—	(1,658)
Gross profit	169	96	—	265
Equity in earnings of unconsolidated affiliates	10	41	—	51
Selling, general and administrative expenses	(67)	(23)	(43)	(133)
Other	(1)	(1)	(1)	(3)
Operating income (loss)	111	113	(44)	180
Interest expense	—	—	(37)	(37)
Income (loss) from continuing operations before income taxes	111	113	(81)	143
Provision for income taxes	—	—	(40)	(40)
Net income (loss) from continuing operations	111	113	(121)	103
Net income (loss) attributable to KBR from continuing operations	$111	$113	$(121)	$103
Supplemental Disclosures:
Depreciation and amortization	$25	$10	$6	$41
Purchases of property, plant, and equipment	$(7)	$(1)	$(4)	$(12)
Total assets as of April 3, 2026	$3,780	$1,908	$937	$6,625

	Three months ended April 4, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,381	$637	$—	$2,018
Cost of revenues	(1,212)	(506)	—	(1,718)
Gross profit	169	131	—	300
Equity in earnings of unconsolidated affiliates	7	35	—	42
Selling, general and administrative expenses	(64)	(39)	(37)	(140)
Other	1	—	(1)	—
Operating income (loss)	113	127	(38)	202
Interest expense	—	—	(41)	(41)
Other non-operating income (expense)	(1)	—	4	3
Income (loss) from continuing operations before income taxes	112	127	(75)	164
Provision for income taxes	—	—	(43)	(43)
Net income (loss) from continuing operations	112	127	(118)	121
Less: Net income attributable to noncontrolling interests included in continuing operations	—	1	—	1
Net income (loss) attributable to KBR from continuing operations	$112	$126	$(118)	$120
Supplemental Disclosures:
Depreciation and amortization	$26	$9	$6	$41
Purchases of property, plant, and equipment	$—	$—	$(2)	$(2)
Total assets as of January 2, 2026	$3,848	$1,769	$967	$6,584

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by customer type, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by customer type was as follows:

	Three months ended
	April 3, 2026			April 4, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$816	$—	$816	$906	$—	$906
U.S. Government Federal Civilian Clients	262	—	262	281	—	281
International Government Clients	192	46	238	167	52	219
Commercial and Infrastructure Clients	26	581	607	27	585	612
Total revenue	$1,296	$627	$1,923	$1,381	$637	$2,018

Revenue by geographic destination was as follows:

	Three months ended
Dollars in millions	April 3, 2026			April 4, 2025
Total by Countries/Regions	MTS	STS	Total	MTS	STS	Total
United States	$950	$82	$1,032	$976	$133	$1,109
Europe	215	151	366	293	164	457
Middle East	31	192	223	26	152	178
Australia	63	86	149	50	82	132
Africa	19	38	57	18	33	51
Asia	4	35	39	3	41	44
Other countries	14	43	57	15	32	47
Total revenue	$1,296	$627	$1,923	$1,381	$637	$2,018

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three months ended April 3, 2026			Three months ended April 4, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
Cost-Reimbursable	$771	$7	$778	$891	$—	$891
Time-and-Materials	200	363	563	207	384	591
Fixed Price	325	257	582	283	253	536
Total revenue	$1,296	$627	$1,923	$1,381	$637	$2,018

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $12 million for the three months ended April 3, 2026.

On April 3, 2026, we had $13.6 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 36% of our remaining performance obligations as revenue within one year, 41% in years two through five and 23% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of

April 3, 2026.

We recognized revenue of $171 million and $151 million for the three months ended April 3, 2026 and April 4, 2025, respectively, which was previously included in the contract liability balance at the beginning of each period.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. During the three months ended April 3, 2026 and April 4, 2025 we recognized a favorable change in operating income of $52 million and $21 million, respectively, as a result of changes in estimates on an LNG project.

Accounts Receivable

Dollars in millions	April 3, 2026	January 2, 2026
Unbilled	$559	$520
Trade & other	480	566
Accounts receivable, net	$1,039	$1,086
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

The components of our cash and cash equivalents balance are as follows:

	April 3, 2026
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$170	$135	$305
Short-term investments (c)	16	—	16
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	59	—	59
Total	$245	$135	$380

	January 2, 2026
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$226	$199	$425
Short-term investments (c)	12	11	23
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	52	—	52
Total	$290	$210	$500

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly owned captive insurance company of $10 million and $15 million as of April 3, 2026 and January 2, 2026, respectively, which is generally not available to KBR to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $11 million as of April 3, 2026 and January 2, 2026.

Note 5. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025
Amounts included in project estimates-at-completion at beginning of fiscal year	$25	$104
Net increase in project estimates	4	57
Ending balance of amounts included in project estimates-at-completion	$29	$161
Amounts recognized over time based on progress	$15	$114

The balance as of April 3, 2026 relates to estimated recoveries of claims associated with certain U.S. government projects in our Mission Technology Solutions segment.

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs. The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Three months ended	Year ended
Dollars in millions	April 3, 2026	January 2, 2026
Beginning balance	$107	$192
Equity in earnings of unconsolidated affiliates	51	210
Distributions of earnings of unconsolidated affiliates (a)	(39)	(165)
Payments from unconsolidated affiliates, net	(5)	(9)
Investment in (return of) equity method investments, net (b)	115	(82)
Foreign currency translation adjustments	(1)	4
Other (c)	(12)	(43)
Ending balance	$216	$107

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows. During the year ended January 2, 2026, joint ventures within our STS segment declared a distribution of earnings of $34 million that was not received by KBR until the three months ended April 3, 2026. During the year ended January 3, 2025, a joint venture within our STS segment declared a distribution of earnings of $39 million that was not received by KBR until the year ended January 2, 2026.
(b)During the three months ended April 3, 2026, BRIS closed on an agreement to acquire a welding and turnaround services provider. We contributed $115 million in cash to BRIS as part of this agreement, which has been reflected as "investment in equity method investments, net" within the investing section of our condensed consolidated statements of cash flows. During the year ended January 2, 2026, we received a return of investment from BRIS of approximately $82 million. In October 2025, our joint venture partner in BRIS sold its ownership interest to a third party which resulted in funds being distributed by BRIS prior to the closing of this sale to return capital to its owners. Of the funds distributed, KBR received $79 million.
(c)During the three months ended April 3, 2026, Other included a reduction to the net liability position of $12 million related to a joint venture within our STS business segment. During the year ended January 2, 2026, Other included a reduction to the net liability position of $43 million related to a joint venture within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three months ended April 3, 2026 and April 4, 2025, our revenues included $146 million and $173 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

During the three months ended April 3, 2026 we purchased available-for-sale debt securities for $34 million from Mura Technology ("Mura"), a company in which we have an aggregate investment of approximately 17%. Refer to Other Investments within Note 15. "Fair Value of Financial Instruments and Risk Management" for further detail on the available-for-sale debt securities.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of April 3, 2026 and January 2, 2026 are as follows:

Dollars in millions	April 3, 2026	January 2, 2026
Accounts receivable, net of allowance for credit losses	$56	$59
Contract liabilities	$32	$41

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three months ended April 3, 2026 and April 4, 2025, respectively, were as follows:

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025
Components of net periodic pension benefit
Interest cost	$16	$15
Expected return on plan assets	(29)	(26)
Recognized actuarial loss	4	1
Net periodic pension benefit	$(9)	$(10)
In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the year ended January 2, 2026. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	April 3, 2026	January 2, 2026
Term Loan A	$977	$989
Term Loan B	980	983
Senior Notes	250	250
Revolver	395	395
Unamortized debt issuance costs and discounts	(19)	(21)
Total debt	2,583	2,596
Less: current portion	49	49
Total long-term debt, net of current portion	$2,534	$2,547

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

We had cash borrowings of $141 million on our Revolver that occurred during the three months ended April 3, 2026. We had cash repayments of $141 million on our Revolver, $9 million on our Term Loan A and $3 million on our Term Loan B that occurred during the three months ended April 3, 2026. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of April 3, 2026, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of April 3, 2026, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $488 million of bilateral and uncommitted lines of credit. As of April 3, 2026, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $17 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $488 million of bilateral and uncommitted lines of credit, we utilized $288 million for letters of credit as of April 3, 2026. The total remaining capacity of these committed and uncommitted lines of credit was approximately $788 million as of April 3, 2026, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $99 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 28% and 26% on income from continuing operations for the three months ended April 3, 2026 and April 4, 2025, respectively. The effective tax rate of 28% for the three months ended April 3, 2026, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings, the impact of state and local taxes in the U.S. and discrete activity for the quarter. The effective tax rate of 26% for the three months ended April 4, 2025, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

On July 4, 2025, the reconciliation bill H.R. 1 was enacted into law in the U.S. H.R.1 includes a broad range of tax reform provisions, including the elective deduction for domestic Research and Development ("R&D"), a reinstatement of elective 100% first-year bonus depreciation and changes to the interest limitation calculation under 163(j), among other provisions. The Company is currently evaluating the impact of the H.R. 1 tax provisions which could affect the Company's effective tax rate and deferred tax assets in 2026 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform and optionality of voluntary elections.

The valuation allowance for deferred tax assets as of April 3, 2026 and January 2, 2026 was $123 million and $124 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $19 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $838 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions was $85 million and $76 million as of April 3, 2026 and January 2, 2026, respectively, and was primarily included within income tax payable on our condensed consolidated balance sheets.

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

Note 11. U.S. Government Matters

We provide services to various U.S. governmental agencies, including the U.S. DoW, NASA, Department of State and other agencies within the Intelligence Community. The negotiation, administration and settlement of our contracts are subject to audit by the DCAA. The DCAA serves in an advisory role to the DCMA, which is responsible for the administration of the majority of our contracts. The scope of these audits includes, among other things, the validity of direct and indirect incurred costs, provisional approval of annual billing rates, approval of annual overhead rates, compliance with the FAR and CAS, compliance with certain unique contract clauses and audits of certain aspects of our internal control systems. Based on the information received to date, we do not believe any completed or ongoing government audits will have a material adverse impact on our results of operations, financial position or cash flows. The U.S. government also retains the right to pursue various remedies under any of these contracts which could result in challenges to expenditures, suspension of payments, fines and suspensions or debarment from future business with the U.S. government.

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our MTS business in the amounts of $39 million as of April 3, 2026 and $37 million as of January 2, 2026, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of

$16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In June 2025, the appellate court affirmed the judgment in KBR’s favor and then, in July 2025, denied FKTC’s petition for a rehearing en banc. The deadline for FKTC to file a writ to the Supreme Court was October 13, 2025, which passed without any additional filing by FKTC. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. We filed responsive pleadings, motions to dismiss, and defenses with the Court in December 2025. In March 2026, the lower Court issued a judgment in FKTC's favor in the amount of $41 million, without regard to KBR's defenses of lack of jurisdiction and other defenses. KBR filed an appeal on April 1, 2026. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of April 3, 2026.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 2, 2026	$(248)	$(688)	$8	$(928)
Other comprehensive income (loss) adjustments before reclassifications	(16)	—	5	(11)
Amounts reclassified from AOCL	—	3	(2)	1
Net other comprehensive income (loss)	(16)	3	3	(10)
Balance at April 3, 2026	$(264)	$(685)	$11	$(938)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)
Other comprehensive income (loss) adjustments before reclassifications	29	—	(10)	19
Amounts reclassified from AOCL	—	1	(4)	(3)
Net other comprehensive income (loss)	29	1	(14)	16
Balance at April 4, 2025	$(291)	$(654)	$15	$(930)

Reclassifications out of AOCL, net of tax, by component

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Recognized actuarial loss	$(4)	$(1)	See (a) below
Tax benefit	1	—	Provision for income taxes
Net pension and post-retirement benefits	$(3)	$(1)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$3	$5	Interest expense
Tax expense	(1)	(1)	Provision for income taxes
Net changes in fair value of derivatives	$2	$4	Net of tax

(a)This item is included in the computation of net periodic pension benefit. See Note 7. "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of April 3, 2026, $427 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withhold to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three months ended April 3, 2026
	Number of Shares	Average price per share	Dollars in Millions
Withhold to cover shares	89,129	$42.26	$4
Total	89,129	$42.26	$4

	Three months ended April 4, 2025
	Number of Shares	Average price per share	Dollars in Millions
Repurchases under the authorized share repurchase program	3,009,087	$49.83	$150
Withhold to cover shares	113,683	48.97	6
Total	3,122,770	$49.80	$156

Note 14. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A summary of the basic and diluted net income per share calculations is as follows:

	Three months ended
	April 3,	April 4,
Dollars and shares in millions, except per share data	2026	2025
Net income attributable to KBR from continuing operations:
Net income from continuing operations	$103	$121
Less: Net income attributable to noncontrolling interests included in continuing operations	—	1
Net income attributable to KBR from continuing operations	103	120
Basic net income attributable to KBR from continuing operations	103	120
Diluted net income attributable to KBR from continuing operations	$103	$120
Net loss attributable to KBR from discontinued operations:
Net loss from discontinued operations, net of tax	$(2)	$(6)
Less: Net loss attributable to noncontrolling interests included in discontinued operations	(1)	(2)
Net loss attributable to KBR from discontinued operations	(1)	(4)
Basic net loss attributable to KBR from discontinued operations	(1)	(4)
Diluted net loss attributable to KBR from discontinued operations	$(1)	$(4)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	127	132
Diluted weighted average common shares outstanding	127	132

Net income (loss) attributable to KBR per share:
Basic income per share
Continuing operations	$0.81	$0.91
Discontinued operations	$(0.01)	$(0.03)
Total basic income per share attributable to KBR	$0.80	$0.88
Diluted income per share
Continuing operations	$0.81	$0.91
Discontinued operations	$(0.01)	$(0.03)
Total diluted income per share attributable to KBR	$0.80	$0.88

For the three months ended April 3, 2026 and April 4, 2025, the diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.3 million related to our restricted stock awards and 0.2 million related to our stock options and restricted stock awards, respectively.

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

		April 3, 2026		January 2, 2026
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$977	$977	$989	$989
Term Loan B	Level 2	980	981	983	989
Senior Notes	Level 2	250	245	250	246
Revolver	Level 2	395	395	395	395

The carrying value of the debt instruments listed above exclude debt issuance costs for the respective instrument. See Note 8. "Debt and Other Credit Facilities" for the debt issuance costs of our debt instruments and further discussion of our term loans, Senior Notes and Revolver.

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

As of April 3, 2026, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $224 million, all of which had durations of 28 days or less. The fair value of our balance sheet hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at April 3, 2026 and January 2, 2026. The fair values of these derivatives are considered Level 2 under ASC Topic 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

The following table summarizes the recognized changes in fair value of our balance sheet hedges and remeasurement of balance sheet positions. These amounts are recognized in our condensed consolidated statements of operations for the periods presented. The net of our changes in fair value of hedges and the remeasurement of our assets and liabilities is included in other non-operating income on our condensed consolidated statements of operations.

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025
Balance Sheet Hedges - Fair Value	$—	$(2)
Balance Sheet Position - Remeasurement	2	(1)
Net gain (loss)	$2	$(3)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at April 3, 2026*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£102	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at April 3, 2026 was a $13 million asset, of which $12 million is included in other current assets and $1 million is included in other assets. The fair value of the interest rate swaps at January 2, 2026 was a $10 million net asset, of which $11 million is included in other current assets and $1 million is included in each of other assets, other current liabilities and other liabilities.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the three months ended April 3, 2026, we derecognized $264 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $250 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating income on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025
Beginning balance	$65	$106
Sale of receivables	264	811
Settlement of receivables	(265)	(812)
Cash collected, not yet remitted	—	(3)
Outstanding balances sold to financial institutions	$64	$102

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. During the three months ended April 3, 2026, we recorded a cash outflow of $49 million within investing activities, reflected as “purchases of available-for-sale debt securities” in our condensed consolidated statements of cash flows. Of this amount, $34 million relates to our investment in Mura, which is discussed in more detail below, and the remaining $15 million relates to aggregate purchases of available-for-sale debt securities in other privately held investments. Additionally, during the three months ended April 3, 2026, we recorded a cash outflow of $13 million within investing activities, reflected as “purchases of other investments” in our condensed consolidated statements of cash flows related to the aggregate funding for other investments.

Mura Technology. KBR's aggregate investment in Mura is approximately 17%. The carrying value of our investment in Mura was $133 million and $136 million at April 3, 2026 and January 2, 2026, respectively.

On March 23, 2026, we purchased a Convertible Note security ("Convertible Note") with a principal amount of $34 million. The Convertible Note accrues interest at a rate of 12.00% per year, with interest payable in March and September of each year, and matures in March 2029. The Convertible Note security included a conversion option and warrants that allows settlement in additional equity interests in Mura in lieu of cash settlement.

The Convertible Note is classified as an available-for-sale debt security in accordance with ASC Topic 320 Investments – Debt Securities and is included in other assets at fair value of $34 million on our condensed consolidated balance sheets as of April 3, 2026. The Convertible Note, including accrued interest, had an amortized cost basis of $20 million as of April 3, 2026. The detachable warrants were accounted for as an equity instrument, with a carrying value of $14 million as of April 3, 2026. As of April 3, 2026, the effective interest rate of the Convertible Note was 32.27%. Subsequent changes related to the fair value of the Convertible Note are recognized as an unrealized gain or loss recorded to accumulated other comprehensive loss on the condensed consolidated balance sheets. Debt securities classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices for those debt securities are not available, the fair value is determined using an income valuation approach. As of April 3, 2026 the fair value of the available-for-sale debt security, valued using the income valuation approach, approximated the fair value on date of purchase due to no significant changes in market conditions or credit risk between the transaction date and quarter-end date of April 3, 2026. In future periods, the fair value of the Convertible Note will include significant unobservable inputs that are classified within Level 3 of the fair value hierarchy.

Note 16. Acquisition

Infrastar Limited

On May 17, 2025, we acquired Infrastar Limited for $35 million, which consisted of $15 million of cash and contingent consideration with an estimated fair value of $20 million that is contingent upon the achievement of certain performance targets through May 2027. The contingent consideration could result in cash payments aggregating up to approximately $24 million. Within our STS segment, as of April 3, 2026, we recognized $2 million of cash, $11 million of intangible assets related to customer relationships and goodwill of $24 million primarily related to future growth opportunities. As of April 3, 2026, the estimated fair values of net assets acquired were preliminary. There were no changes to the fair value of assets acquired and liabilities assumed as reported in our 2025 Annual Report on Form 10-K. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

Note 17. Discontinued Operations
HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. The HomeSafe joint venture is a VIE that is consolidated for financial reporting purposes. As of April 3, 2026, all of HomeSafe's operations, including run-off operations, have ceased. We disposed of HomeSafe during the year ended January 2, 2026 and determined that this disposal met the requirements to be reported as discontinued operations under ASC Subtopic 205-20 Discontinued Operations. We classified the disposal of HomeSafe as discontinued operations because it represents a strategic shift that significantly impacted our long-term operations plan. As such, the results of HomeSafe are presented as discontinued operations in the accompanying condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented. HomeSafe was previously reported within our MTS business segment.

Financial Information of Discontinued Operations

The key components of net loss attributable to KBR from discontinued operations for the three months ended April 3, 2026 and April 4, 2025 were as follows:

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025
Revenues	$—	$37
Cost of revenues	(1)	(39)
Gross loss	(1)	(2)
Selling, general and administrative expenses	(1)	(5)
Operating loss	(2)	(7)
Loss from discontinued operations before income taxes	(2)	(7)
Provision for income taxes	—	1
Net loss from discontinued operations, net of tax	(2)	(6)
Less: Net loss attributable to noncontrolling interests included in discontinued operations	(1)	(2)
Net loss attributable to KBR from discontinued operations	$(1)	$(4)

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's condensed consolidated balance sheets as of April 3, 2026 and January 2, 2026:

Dollars in millions	April 3, 2026	January 2, 2026
Assets
Cash and cash equivalents	$4	$5
Accounts receivable, net of allowance for credit losses	—	1
Other current assets	12	13
Total current assets of discontinued operations	$16	$19
Liabilities
Accounts payable	$6	$8
Contract liabilities	2	2
Accrued salaries, wages and benefits	—	1
Other current liabilities	10	8
Total current liabilities of discontinued operations	$18	$19

Note 18. Spin-off

Mission Technology Solutions Spin-off

In September 2025, we announced our intention to spin off our Mission Technology Solutions business (the "Planned Spin-Off") into a separate, U.S. publicly-traded company. The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion on January 4, 2027, which is the first business day of fiscal 2027. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and will be reported as continuing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The purpose of MD&A is to disclose material changes in our financial condition since the most recent fiscal year-end and results of operations during the current fiscal period as compared to the corresponding period of the preceding fiscal year. The MD&A should be read in conjunction with the condensed consolidated financial statements, accompanying notes and our 2025 Annual Report on Form 10-K.

HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. As of April 3, 2026 all of HomeSafe operations, including run-off operations, have ceased. The financial results and financial position of HomeSafe are presented as discontinued operations in the condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented. See Note 17. "Discontinued Operations" to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information. Unless otherwise indicated, any reference to statements of operations items in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.

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
•Engineering and project management solutions to advance energy security, sustainable decarbonization; energy transition and asset optimization; proprietary, sustainability-focused process licensing; energy transition and security advisory services; and digitally-enabled asset optimization solutions; and
•Professional advisory services across the defense, renewable energy and critical infrastructure sectors.

KBR's strategic growth vectors include:
•Defense modernization;
•National security space superiority;
•Health and human performance;
•Sustainable energy and industrial technology;
•High-end defense engineering;
•Energy security and energy transition; and
•Digital asset modernization and optimization.

Key customers include U.S. DoW agencies such as the U.S. Army, Navy, Air Force, Space Force, Missile Defense Agency, National Geospatial-Intelligence Agency, National Reconnaissance Office and other intelligence agencies; U.S. civilian agencies such as NASA, U.S. Geological Survey and National Oceanic and Atmospheric Administration; the U.K. MoD and other U.K. Crown Services; the Royal Australian Air Force, Navy and Army; other national governments; and a wide range of commercial and industrial companies.

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

Business Environment and Trends

Mission Technology Outlook
On February 3, 2026, the Consolidated Appropriations Act of 2026 was passed, which finalized defense appropriations for fiscal year 2026. This legislation provides for $839 billion in discretionary defense spending. In December 2025, the National Defense Authorization Act ("NDAA") was signed into law. The NDAA authorizes programs, projects and policies to be carried out with funds appropriated by Congress as part of the annual budgetary process. The NDAA supports up to approximately $901 billion in fiscal year 2026 funding for national defense. Additionally, the approved fiscal year 2026 budget for NASA is $24 billion. Additionally, current and future funding requirements related to the ongoing conflict in the Middle East have impacted our customers' budgets and spending priorities.

On April 3, 2026, the Administration provided a proposed fiscal 2027 budget for the U.S. Government which includes approximately $2.2 trillion in base discretionary spending, $1.5 trillion related to defense spending and $0.7 trillion for non-defense spending. The proposed defense spending is 44% higher than the enacted fiscal 2026 defense spending when including mandatory funding. We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the Administration and Congress, efficiency initiatives, the global security environment, inflationary pressures including tariffs and macroeconomic conditions. Thus far, the Administration's directives have resulted in federal government staff reductions and hiring freezes and may result in delays in contract awards.

Internationally, our government work is performed primarily for the U.K. MoD and the Australian Department of Defence. In June 2025, leaders of the North Atlantic Treaty Organization ("NATO") agreed to invest 5% of their countries' gross domestic product ("GDP") on defense and security-related spending by 2035. In June 2025, the Strategic Defence Review was completed in the U.K. with plans to increase defense spending to 2.50% of GDP by 2027 and additional increases in following years to reach defense spending of 3.00% of GDP. In 2026, the U.K. Prime Minister reiterated his goal to continue to increase U.K defense spending in future years. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In April 2026, the Australian Minister for Defence announced that the Australian defense budget will increase to 3.00% of GDP by 2033.

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

Sustainable Technology Outlook

Long-range commercial market fundamentals are supported by global population growth, expanding global development and an acceleration of demand for energy transition, renewable energy sources and climate related solutions. The globe is in search of the solution to the energy trilemma, the balance between energy affordability, ensuring energy security and achieving environmental sustainability. The global energy shortage experienced in recent years and geopolitical disruptions of energy flows from key producing regions further highlighted the need for affordable and reliable fuel sources, supporting continued strong structural demand growth. Energy security concerns have been heightened in response to various conflicts around the world, which has caused countries to evaluate their investment strategy in energy markets. Countries are pursuing increases to their investments in diverse geographical areas and energy sources to ensure grid stability.

As the global focus on energy security intensifies and companies continue to commit to near-term carbon neutrality and longer-range net-zero carbon emissions, we expect spending to continue in areas such as decarbonization; carbon capture, utilization and sequestration; biofuels; and circular economy. Clients are prioritizing their efforts to solve the energy trilemma by investing in digital solutions to optimize operations, increase end-product flexibility and energy efficiency and reduce unplanned downtime. Further, leading companies across the world are proactively evaluating clean energy alternatives, including hydrogen and green ammonia, which complements KBR's proprietary process technologies, solutions and capabilities. We expect energy security and energy transition to continue to be areas of priority and investment as many countries, including the U.S., look to boost their economies and invest in a more secure future. While we have not had any material impact to our cost structure or ability to operate, we are monitoring the evolving macroeconomic environment due to ongoing tariffs and the Middle East conflicts including how those tariffs, any inflationary pressure and supply chain disruptions may impact investment decisions from our core client base.

Our Business

KBR's business is organized into two core and one non-core business segments as follows:

Core business segments
• Mission Technology Solutions
• Sustainable Technology Solutions

Non-core business segment
• Corporate

See additional information on our business segments in Note 2. "Business Segment Information" to our condensed consolidated financial statements.

Mission Technology Solutions Spin-off

In September 2025, we announced our intention to spin off our Mission Technology Solutions business into a separate, U.S. publicly-traded company. The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion on January 4, 2027, which is the first business day of fiscal 2027. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and will be reported as continuing operations.

Results of Operations

Three months ended April 3, 2026 compared to the three months ended April 4, 2025

The information below is an analysis of our consolidated results for the three months ended April 3, 2026 compared to the three months ended April 4, 2025. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

	Three months ended		Change
	April 3,	April 4,	2026 vs. 2025
	2026	2025	$	%
Dollars in millions
Revenues	$1,923	$2,018	$(95)	(5)%
Cost of revenues	(1,658)	(1,718)	(60)	(3)%
Gross profit	265	300	(35)	(12)%
Equity in earnings of unconsolidated affiliates	51	42	9	21%
Selling, general and administrative expenses	(133)	(140)	(7)	(5)%
Other	(3)	—	(3)	n/m
Operating income	180	202	(22)	(11)%
Interest expense	(37)	(41)	(4)	(10)%
Other non-operating income	—	3	(3)	(100)%
Income from continuing operations before income taxes	143	164	(21)	(13)%
Provision for income taxes	(40)	(43)	(3)	(7)%
Net income from continuing operations	103	121	(18)	(15)%
Net loss from discontinued operations, net of tax	(2)	(6)	(4)	(67)%
Net income	101	115	(14)	(12)%
Less: Net income attributable to noncontrolling interests included in continuing operations	—	1	(1)	(100)%
Less: Net loss attributable to noncontrolling interests included in discontinued operations	(1)	(2)	(1)	(50)%
Net income attributable to KBR	$102	$116	$(14)	(12)%

n/m - not meaningful

Revenues. The decrease in overall revenue of $95 million, or 5%, to $1,923 million for the three months ended April 3, 2026 from $2,018 million for the three months ended April 4, 2025 is primarily due to reduced contingent activity within the European command in our MTS segment.

Gross profit. The decrease in overall gross profit of $35 million, or 12%, was primarily driven by items decreasing revenues discussed above and changes in licensing mix within our STS segment.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $9 million, or 21%, to $51 million in earnings for the three months ended April 3, 2026, compared to $42 million in earnings for the three months ended April 4, 2025. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the three months ended April 3, 2026 were $7 million lower, a 5% decrease compared to the three months ended April 4, 2025, which was primarily driven by a favorable closeout in the first quarter of 2026. This was offset by increased expenses incurred related to the Planned Spin-Off.

Interest expense. The decrease in interest expense was primarily driven by decreases in the U.S. federal reserve funds rate from the three months ended April 4, 2025 to the three months ended April 3, 2026.

Provision for income taxes. The provision for income taxes for income from continuing operations for the three months ended April 3, 2026 and April 4, 2025 reflects a 28% tax rate and a 26% tax rate, respectively. The effective tax rate of 28% for the three months ended April 3, 2026, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings, the impact of state and local taxes in the U.S. and discrete activity for the quarter. The effective tax rate of 26% for the three months ended April 4, 2025, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9. "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Net loss from discontinued operations, net of tax. Net loss from discontinued operations, net of tax, was $2 million and $6 million during the three months ended April 3, 2026 and April 4, 2025, respectively, due to the disposal of HomeSafe.

Net loss attributable to noncontrolling interests included in discontinued operations. Net loss attributable to noncontrolling interests included in discontinued operations was $1 million and $2 million during the three months ended April 3, 2026 and April 4, 2025, respectively, due to the disposal of HomeSafe.

Results of Operations by Business Segment

	Three months ended		Change
	April 3,	April 4,	2026 vs. 2025
Dollars in millions	2026	2025	$	%
Revenues:
Mission Technology Solutions	$1,296	$1,381	$(85)	(6)%
Sustainable Technology Solutions	627	637	(10)	(2)%
Total revenues	$1,923	$2,018	$(95)	(5)%

Operating income (loss):
Mission Technology Solutions	$111	$113	$(2)	(2)%
Sustainable Technology Solutions	113	127	(14)	(11)%
Corporate	(44)	(38)	6	16%
Total operating income	$180	$202	$(22)	(11)%

Mission Technology Solutions

MTS revenues decreased by $85 million, or 6%, to $1,296 million for the three months ended April 3, 2026, compared to $1,381 million for the three months ended April 4, 2025. The decrease in revenue is primarily due to reduced contingent activity within the European command in our MTS segment.

MTS operating income decreased by $2 million, or 2%, to $111 million for the three months ended April 3, 2026, compared to $113 million for the three months ended April 4, 2025. The decrease in operating income was primarily driven by the item discussed above and increased selling, general and administrative expenses.

Sustainable Technology Solutions

STS revenues were materially consistent for each of the three months ended April 3, 2026 and April 4, 2025, decreasing by $10 million, or 2%, to $627 million for the three months ended April 3, 2026, compared to $637 million for the three months ended April 4, 2025.

STS operating income decreased by $14 million, or 11%, to $113 million for the three months ended April 3, 2026, compared to $127 million for the three months ended April 4, 2025. The decrease in operating income is primarily due to changes in licensing mix, offset by a favorable closeout in the three months ended April 3, 2026 and increased equity in earnings from services on an LNG project.

Corporate

Corporate operating loss increased by $6 million, or 16%, to $44 million for the three months ended April 3, 2026, compared to $38 million for the three months ended April 4, 2025. The increase in operating loss was primarily due to increased selling, general and administrative expenses related to the Planned Spin-Off.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $2.9 billion and $2.8 billion at April 3, 2026 and January 2, 2026, respectively.

The following table summarizes our backlog by business segment as of April 3, 2026, and January 2, 2026, respectively.

Dollars in millions	April 3, 2026	January 2, 2026
Mission Technology Solutions	$12,622	$12,552
Sustainable Technology Solutions	4,700	4,312
Total backlog	$17,322	$16,864
Award options	5,861	6,347
Total backlog and options	$23,183	$23,211

We estimate that as of April 3, 2026, 37% of our backlog will be executed within one year. Of this amount, we estimate that 81% will be recognized in revenues on our condensed consolidated statements of operations and 19% will be recorded by our unconsolidated joint ventures. As of April 3, 2026, $98 million of our backlog relates to active contracts that are in a loss position.

As of April 3, 2026, 14% of our backlog was attributable to fixed-price contracts, 39% was attributable to PFIs, 23% was attributable to cost-reimbursable contracts and 24% was attributable to time-and-materials contracts. PFI arrangements are predominantly fixed‑price in nature, and therefore the PFI portion of backlog primarily reflects fixed‑price contractual structures. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of April 3, 2026, $9.0 billion of our MTS backlog was currently funded by our customers. Excluding PFIs, 39% of our MTS backlog is currently funded by our customers. As of April 3, 2026, we had approximately $5.9 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.3 billion and the remaining performance obligations as defined by ASC Topic 606, Revenue from Contracts with Customers, of $13.6 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3. "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

Transactions with Joint Ventures

We form incorporated and unincorporated joint ventures to execute certain projects. In addition to participating as a joint venture partner, we often provide engineering, procurement, construction management, operations or maintenance services to the joint venture as a subcontractor. Where we provide services to a joint venture that we control and therefore consolidate for financial reporting purposes, we eliminate intercompany revenues and expenses on such transactions. In situations where we account for our interest in the joint venture under the equity method of accounting, we do not eliminate any portion of our subcontractor revenues or expenses, however, we recognize profit on our subcontractor scope of work up to but not in excess of the joint venture's percent complete on its scope of work. We recognize revenue over time on our services provided to joint ventures that we consolidate and our services provided to joint ventures that we record under the equity method of accounting. See Note 6. "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. The information discussed therein is incorporated by reference into this Part I, Item 2.

Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5. "Unapproved Change Orders and Claims Against Clients", 10. "Commitments and Contingencies" and 11. "U.S. Government Matters" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of April 3, 2026, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $380 million at April 3, 2026, and $500 million at January 2, 2026, and consisted of the following:

	April 3,	January 2,
Dollars in millions	2026	2026
Domestic U.S. cash	$135	$210
International cash	186	238
Joint venture and Aspire Defence project cash	59	52
Total	$380	$500
Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $10 million and $15 million held by our wholly owned captive insurance company as of April 3, 2026 and January 2, 2026, respectively, which is generally not available to KBR to support its other operations.

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

As of April 3, 2026, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended
Dollars in millions	April 3, 2026	April 4, 2025
Cash flows provided by operating activities - continuing operations	$110	$91
Cash flows used in investing activities - continuing operations	(188)	(3)
Cash flows used in financing activities - continuing operations	(43)	(6)
Total cash flows from discontinued operations	(2)	1
Effect of exchange rate changes on cash	2	9
Increase (decrease) in cash and cash equivalents	$(121)	$92

Operating Activities - continuing operations. Cash provided by operations totaled $110 million and $91 million for the three months ended April 3, 2026 and April 4, 2025, respectively, as compared to net income from continuing operations of $103 million and $121 million for the three months ended April 3, 2026 and April 4, 2025, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

During the three months ended April 3, 2026, cash flows increased primarily due to changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business. These increases were offset by decreases in distributions of earnings from unconsolidated affiliates.

Investing Activities - continuing operations. Cash used in investing activities totaled $188 million for the three months ended April 3, 2026 primarily due to an investment within the BRIS joint venture for $115 million associated with BRIS closing on an agreement to acquire a welding and turnaround services provider. Additionally, we had purchases of available-for-sale debt securities of $49 million, purchases of other investments of $13 million and capital expenditures of $12 million. See Note 6. "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion on the investment in equity method investment to BRIS and Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on the available-for-sale debt securities. Cash used in investing activities totaled $3 million for the three months ended April 4, 2025, primarily related to capital expenditures.

Financing Activities - continuing operations. Cash used in financing activities totaled $43 million for the three months ended April 3, 2026. The primary uses of cash in financing activities were $141 million in payments on the Revolver, $21 million of dividend payments to common shareholders, $9 million in payments on our Term Loan A, $3 million in payments on our Term Loan B and $4 million for the repurchase of common stock under our "withhold to cover" program. These decreases were offset by $141 million in borrowings on our Revolver.

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

Cash flows from discontinued operations. Cash flows from discontinued operations are associated with the disposal of HomeSafe. Cash provided by (used in) operations totaled $(2) million and $7 million for the three months ended April 3, 2026 and April 4, 2025, respectively. Changes in HomeSafe's working capital accounts were the primary components of operating cash flows for the three months ended April 3, 2026 and April 4, 2025. Cash used in investing activities totaled $6 million for the three months ended April 4, 2025 which is related to capital expenditures. See Note 17. "Discontinued Operations" to our condensed consolidated financial statements for additional information.

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

U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $95 million (calculated as the difference between the fair value of plan assets and the projected benefit obligations as of April 3, 2026) for our frozen U.K. defined benefit pension plan. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the year ended January 2, 2026. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG under a Master Accounts Receivable Purchase Agreement, which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. We plan to continue to utilize these programs to ensure we have flexibility to meet our capital needs. Refer to Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on our sales of receivables.

Credit Agreement and Senior Credit Facility

Information relating to our Senior Credit Facility is described in Note 8. "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

Senior Notes

Information relating to our Senior Notes is described in Note 8. "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part I, Item 2.

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

In our joint venture arrangements, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects and the terms of the related contracts. See “Item 1A. Risk Factors” contained in Part I of our 2025 Annual Report on Form 10-K for information regarding our fixed-price contracts and operations through joint ventures and partnerships.

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC Subtopic 460-10, Guarantees, and, as of April 3, 2026, we had no material guarantees of the work or obligations of third parties recorded.

As of April 3, 2026, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $488 million of bilateral and uncommitted lines of credit. As of April 3, 2026, with respect to our Revolver, we had $395 million of outstanding borrowings. We also have $17 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $488 million of bilateral and uncommitted lines of credit, we utilized $288 million for letters of credit as of April 3, 2026. The total remaining capacity of these committed and uncommitted lines of credit was approximately $788 million as of

April 3, 2026, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8. "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

Critical Accounting Policies and Estimates

There have been no material changes to our discussion of critical accounting policies and estimates from those set forth in our 2025 Annual Report on Form 10-K, for the year ended January 2, 2026, which discussion is incorporated herein by reference.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets and to mitigate certain operational exposures. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net gain of $2 million and a net loss of $3 million during the three months ended April 3, 2026 and April 4, 2025, respectively, in other non-operating income on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheets as of April 3, 2026. Information relating to fair value measurements is described in Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $395 million of borrowings issued under the Revolver as of April 3, 2026. Additionally, we had $1,957 million outstanding under the term loan portions of the Senior Credit Facility as of April 3, 2026. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8. "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at April 3, 2026*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£102	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030
*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815, Derivative and Hedging. The fair value of the interest rate swaps at April 3, 2026 was a $13 million asset, of which $12 million is included in other current assets and $1 million is included in other assets. Information relating to our portfolio of interest rate swaps is described in Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At April 3, 2026, we had fixed rate debt aggregating $1,813 million and variable rate debt aggregating $789 million, after taking into account the effects of the interest rate swaps that were effective at April 3, 2026. Our weighted average interest rate net of the impact from our swap agreements for the three months ended April 3, 2026 was 4.94%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $4 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of April 3, 2026.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are in the process of a multi-phase implementation of an enterprise resource planning ("ERP") system within our Sustainable Technology Solutions business and made changes to related internal controls. There have been no other changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended April 3, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to various commitments and contingencies is described in Notes 5, 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the information discussed therein is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K, which is incorporated herein by reference, for the year ended January 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of April 3, 2026, $427 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended April 3, 2026 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 3, 2026 - January 30, 2026	—	$—	—	$427,131,280
January 31, 2026 - February 27, 2026	82,906	$42.42	—	$427,131,280
February 28, 2026 - April 3, 2026	6,223	$40.13	—	$427,131,280
Total	89,129	$42.26	—	$427,131,280

(1)Included within the shares repurchased herein are 89,129 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $42.26 per share.

Item 5. Other Information

During the three months ended April 3, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
*10.1+	Form of revised Restricted Stock Unit Agreement (US/UK Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan, as amended

*10.2+	Form of revised Performance Stock Unit Agreement (US/UK Employee) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan, as amended

*10.3+	Form of revised Performance Award Agreement (US/International Employee Cash/Stock) pursuant to Amended and Restated KBR, Inc. 2006 Stock and Incentive Plan, as amended

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended April 3, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

KBR, INC.

/s/ Shad E. Evans	/s/ Jennefer T. Taylor
Shad E. Evans	Jennefer T. Taylor
Executive Vice President and Chief Financial Officer	Vice President, Chief Accounting Officer

Dated: May 5, 2026                      Dated: May 5, 2026