Form 10-Q
period 2026-07-03
KBR, INC.
filed 2026-07-30
CIK 1357615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2026
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

As of July 22, 2026, there were 126,067,755 shares of KBR, Inc. Common Stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KBR, Inc.
Condensed Consolidated Statements of Operations
(In millions, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025

Revenues	$1,984	$1,952	$3,907	$3,970
Cost of revenues	(1,691)	(1,662)	(3,349)	(3,380)
Gross profit	293	290	558	590
Equity in earnings of unconsolidated affiliates	52	51	103	93
Selling, general and administrative expenses	(143)	(146)	(262)	(286)
Spin-off costs and other charges	(31)	—	(46)	—
Other operating income (expense)	1	(1)	(1)	(1)
Operating income	172	194	352	396
Interest expense	(35)	(41)	(72)	(82)
Other non-operating expense	(2)	(8)	(2)	(5)
Income from continuing operations before income taxes	135	145	278	309
Provision for income taxes	(38)	(39)	(78)	(82)
Net income from continuing operations	97	106	200	227
Net income (loss) from discontinued operations, net of tax	2	(48)	—	(54)
Net income	99	58	200	173
Less: Net income attributable to noncontrolling interests included in continuing operations	2	1	2	2
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	1	(16)	—	(18)
Net income attributable to KBR	$96	$73	$198	$189

Net income attributable to KBR per share
Basic earnings per share from continuing operations	$0.74	$0.81	$1.55	$1.72
Basic earnings (loss) per share from discontinued operations	$0.01	$(0.25)	$—	$(0.27)
Basic earnings per share attributable to KBR	$0.75	$0.56	$1.55	$1.45

Diluted earnings per share from continuing operations	$0.74	$0.81	$1.55	$1.71
Diluted earnings (loss) per share from discontinued operations	$0.01	$(0.25)	$—	$(0.27)
Diluted earnings per share attributable to KBR	$0.75	$0.56	$1.55	$1.44

Basic weighted average common shares outstanding	126	129	127	130
Diluted weighted average common shares outstanding	127	129	127	131
Cash dividends declared per share	$0.165	$0.165	$0.330	$0.330
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three months ended		Six months ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income	$99	$58	$200	$173
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	59	(22)	88
Pension and post-retirement benefits	5	2	9	3
Changes in fair value of derivatives	(1)	3	3	(15)
Other comprehensive income (loss)	(2)	64	(10)	76
Income tax (expense) benefit:
Pension and post-retirement benefits	(1)	(1)	(2)	(1)
Changes in fair value of derivatives	—	(1)	(1)	3
Income tax (expense) benefit	(1)	(2)	(3)	2
Other comprehensive income (loss), net of tax	(3)	62	(13)	78
Comprehensive income	96	120	187	251
Less: Comprehensive income attributable to noncontrolling interests included in continuing operations	2	1	2	2
Less: Comprehensive income (loss) attributable to noncontrolling interests included in discontinued operations	1	(16)	—	(18)
Comprehensive income attributable to KBR	$93	$135	$185	$267
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	July 3, 2026	January 2, 2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$312	$500
Accounts receivable, net of allowance for credit losses of $5 and $6, respectively	1,109	1,086
Contract assets	360	280
Other current assets	182	166
Current assets of discontinued operations	15	19
Total current assets	1,978	2,051
Pension assets	113	89
Property, plant and equipment, net of accumulated depreciation of $510 and $506 (including net PPE of $5 and $5 owned by a variable interest entity), respectively	227	232
Operating lease right-of-use assets	224	217
Goodwill	2,668	2,677
Intangible assets, net of accumulated amortization of $526 and $501, respectively	694	727
Equity in and advances to unconsolidated affiliates	241	107
Deferred income taxes	124	162
Other assets (including $50 and $0 of available-for-sale debt securities at fair value, respectively)	398	322
Total assets	$6,667	$6,584
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$749	$712
Contract liabilities	360	331
Accrued salaries, wages and benefits	313	342
Current maturities of long-term debt	49	49
Other current liabilities	236	235
Current liabilities of discontinued operations	16	19
Total current liabilities	1,723	1,688
Employee compensation and benefits	149	144
Income tax payable	97	83
Deferred income taxes	87	95
Long-term debt	2,503	2,547
Operating lease liabilities	246	236
Other liabilities	220	279
Total liabilities	5,025	5,072
Commitments and Contingencies (Notes 5, 10 and 11)
KBR shareholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value 300,000,000 shares authorized, 183,154,727 and 182,891,428 shares issued, and 126,067,755 and 126,454,289 shares outstanding, respectively	—	—
PIC	2,566	2,552
Retained earnings	1,853	1,697
Treasury stock, 57,086,972 shares and 56,437,139 shares, at cost, respectively	(1,842)	(1,818)
AOCL	(941)	(928)
Total KBR shareholders' equity	1,636	1,503
Noncontrolling interests	6	9
Total shareholders' equity	1,642	1,512
Total liabilities and shareholders' equity	$6,667	$6,584
See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Shareholders' Equity
(In millions, except for per share data)
(Unaudited)

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at April 3, 2026	$1,589	$2,561	$1,778	$(1,817)	$(938)	$5
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(21)	—	(21)	—	—	—
Repurchases of common stock	(25)	—	—	(25)	—	—
Distributions to noncontrolling interests	(1)	—	—	—	—	(1)
Other	(1)	—	—	—	—	(1)
Net income	99	—	96	—	—	3
Other comprehensive loss, net of tax	(3)	—	—	—	(3)	—
Balance at July 3, 2026	$1,642	$2,566	$1,853	$(1,842)	$(941)	$6

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 2, 2026	$1,512	$2,552	$1,697	$(1,818)	$(928)	$9
Share-based compensation	12	12	—	—	—	—
Dividends declared to shareholders ($0.330/share)	(42)	—	(42)	—	—	—
Repurchases of common stock	(29)	—	—	(29)	—	—
Issuance of ESPP shares	7	2	—	5	—	—
Distributions to noncontrolling interests	(5)	—	—	—	—	(5)
Net income	200	—	198	—	—	2
Other comprehensive loss, net of tax	(13)	—	—	—	(13)	—
Balance at July 3, 2026	$1,642	$2,566	$1,853	$(1,842)	$(941)	$6

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at April 4, 2025	$1,430	$2,534	$1,461	$(1,648)	$(930)	$13
Share-based compensation	5	5	—	—	—	—
Dividends declared to shareholders ($0.165/share)	(21)	—	(21)	—	—	—
Repurchases of common stock	(48)	—	—	(48)	—	—
Investments by noncontrolling interests	8	—	—	—	—	8
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(1)	—	—	(1)	—	—
Net income (loss)	58	—	73	—	—	(15)
Other comprehensive income, net of tax	62	—	—	—	62	—
Balance at July 4, 2025	$1,489	$2,539	$1,513	$(1,697)	$(868)	$2

Dollars in millions	Total	PIC	Retained Earnings	Treasury Stock	AOCL	NCI
Balance at January 3, 2025	$1,467	$2,526	$1,367	$(1,494)	$(946)	$14
Share-based compensation	10	10	—	—	—	—
Dividends declared to shareholders ($0.330/share)	(43)	—	(43)	—	—	—
Repurchases of common stock	(204)	—	—	(204)	—	—
Issuance of ESPP shares	6	3	—	3	—	—
Investments by noncontrolling interests	8	—	—	—	—	8
Distributions to noncontrolling interests	(4)	—	—	—	—	(4)
Other	(2)	—	—	(2)	—	—
Net income (loss)	173	—	189	—	—	(16)
Other comprehensive income, net of tax	78	—	—	—	78	—
Balance at July 4, 2025	$1,489	$2,539	$1,513	$(1,697)	$(868)	$2

See accompanying notes to condensed consolidated financial statements.

KBR, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six months ended
	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net income	$200	$173
Net loss from discontinued operations, net of tax	—	54
Net income from continuing operations	200	227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	86
Equity in earnings of unconsolidated affiliates	(103)	(93)
Deferred income tax	31	26
Other charges associated with lease right-of-use asset impairment	17	—
Other	(2)	4
Changes in operating assets and liabilities, net of acquired business:
Accounts receivable, net of allowance for credit losses	(26)	(128)
Contract assets	(80)	(6)
Accounts payable	40	25
Contract liabilities	31	(2)
Accrued salaries, wages and benefits	(21)	(9)
Payments on operating lease liabilities	(40)	(41)
Payments from unconsolidated affiliates, net	5	5
Distributions of earnings from unconsolidated affiliates	97	124
Other assets and liabilities	(72)	90
Total cash flows provided by operating activities - continuing operations	$160	$308
Cash flows from investing activities:
Purchases of property, plant and equipment	$(28)	$(16)
Return of (investment in) equity method investments, net	(128)	3
Acquisition of business, net of cash acquired	—	(11)
Purchases of available-for-sale debt securities	(49)	—
Purchases of other investments	(13)	—
Other	2	—
Total cash flows used in investing activities - continuing operations	$(216)	$(24)
Cash flows from financing activities:
Borrowings on Revolver	$141	$373
Payments on short-term and long-term debt	(25)	(18)
Payments on Revolver	(161)	(323)
Payments to repurchase common stock	(29)	(204)
Payments of dividends to shareholders	(42)	(41)
Other	(12)	(6)
Total cash flows used in financing activities - continuing operations	$(128)	$(219)
Total operating cash flows from discontinued operations	(2)	(27)
Total investing cash flows from discontinued operations	—	(12)
Total financing cash flows from discontinued operations	—	8
Total cash flows from discontinued operations	$(2)	$(31)
Effect of exchange rate changes on cash	(4)	20
Increase (decrease) in cash and cash equivalents	(190)	54
Cash and cash equivalents at beginning of period	505	350
Cash and cash equivalents at end of period	$315	$404
Less: cash and cash equivalents at end of period for discontinued operations	3	1
Cash and cash equivalents at end of period for continuing operations	$312	$403
Supplemental disclosure of cash flows information:
Noncash financing activities
Dividends declared	$21	$21

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

The condensed consolidated financial statements include all normal and recurring adjustments necessary to present fairly our financial position as of July 3, 2026, the results of our operations for the three and six months ended July 3, 2026 and July 4, 2025, respectively, and our cash flows for the six months ended July 3, 2026 and July 4, 2025, respectively. Our significant accounting policies are detailed in "Note 1. Significant Accounting Policies" of our 2025 Annual Report on Form 10-K. The Company's fiscal year ends on the Friday closest to December 31. The three months ended July 3, 2026 and July 4, 2025 each contained 91 days, and the six months ended July 3, 2026 and July 4, 2025 each contained 182 days.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about certain income statement expense categories. ASU 2024-03 will be effective for our fiscal year ending December 31, 2027. Early adoption is permitted and the amendments can be applied on a prospective or retrospective basis. We expect this ASU to impact our disclosures with no impact to our results of operations, cash flows and financial condition.

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

Operations by Reportable Segment

	Three months ended July 3, 2026
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,308	$676	$—	$1,984
Cost of revenues	(1,120)	(571)	—	(1,691)
Gross profit	188	105	—	293
Equity in earnings of unconsolidated affiliates	11	41	—	52
Selling, general and administrative expenses	(69)	(43)	(31)	(143)
Spin-off costs and other charges	(15)	(1)	(15)	(31)
Other operating income (expense)	1	1	(1)	1
Operating income (loss)	116	103	(47)	172
Interest expense	—	—	(35)	(35)
Other non-operating expense	—	—	(2)	(2)
Income (loss) from continuing operations before income taxes	116	103	(84)	135
Provision for income taxes	—	—	(38)	(38)
Net income (loss) from continuing operations	116	103	(122)	97
Less: Net income attributable to noncontrolling interests included in continuing operations	—	2	—	2
Net income (loss) attributable to KBR from continuing operations	$116	$101	$(122)	$95
Supplemental Disclosures:
Depreciation and amortization	$24	$11	$7	$42
Purchases of property, plant, and equipment	$(5)	$(2)	$(9)	$(16)

	Three months ended July 4, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$1,336	$616	$—	$1,952
Cost of revenues	(1,168)	(494)	—	(1,662)
Gross profit	168	122	—	290
Equity in earnings of unconsolidated affiliates	8	43	—	51
Selling, general and administrative expenses	(68)	(40)	(38)	(146)
Other operating expense	—	—	(1)	(1)
Operating income (loss)	108	125	(39)	194
Interest expense	—	—	(41)	(41)
Other non-operating income (expense)	(2)	1	(7)	(8)
Income (loss) from continuing operations before income taxes	106	126	(87)	145
Provision for income taxes	—	—	(39)	(39)
Net income (loss) from continuing operations	106	126	(126)	106
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(1)	2	—	1
Net income (loss) attributable to KBR from continuing operations	$107	$124	$(126)	$105
Supplemental Disclosures:
Depreciation and amortization	$27	$11	$7	$45
Purchases of property, plant, and equipment	$(10)	$(2)	$(2)	$(14)

	Six months ended July 3, 2026
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$2,604	$1,303	$—	$3,907
Cost of revenues	(2,247)	(1,102)	—	(3,349)
Gross profit	357	201	—	558
Equity in earnings of unconsolidated affiliates	21	82	—	103
Selling, general and administrative expenses	(136)	(65)	(61)	(262)
Spin-off costs and other charges	(16)	(2)	(28)	(46)
Other operating income (expense)	1	—	(2)	(1)
Operating income (loss)	227	216	(91)	352
Interest expense	—	—	(72)	(72)
Other non-operating expense	—	—	(2)	(2)
Income (loss) from continuing operations before income taxes	227	216	(165)	278
Provision for income taxes	—	—	(78)	(78)
Net income (loss) from continuing operations	227	216	(243)	200
Less: Net income attributable to noncontrolling interests included in continuing operations	—	2	—	2
Net income (loss) attributable to KBR from continuing operations	$227	$214	$(243)	$198
Supplemental Disclosures:
Depreciation and amortization	$49	$21	$13	$83
Purchases of property, plant, and equipment	$(12)	$(3)	$(13)	$(28)
Total assets as of July 3, 2026	$3,748	$2,026	$893	$6,667

	Six months ended July 4, 2025
Dollars in millions	MTS	STS	Corporate	Total
Revenues	$2,717	$1,253	$—	$3,970
Cost of revenues	(2,380)	(1,000)	—	(3,380)
Gross profit	337	253	—	590
Equity in earnings of unconsolidated affiliates	15	78	—	93
Selling, general and administrative expenses	(132)	(79)	(75)	(286)
Other operating income (expense)	1	—	(2)	(1)
Operating income (loss)	221	252	(77)	396
Interest expense	—	—	(82)	(82)
Other non-operating income (expense)	(3)	1	(3)	(5)
Income (loss) from continuing operations before income taxes	218	253	(162)	309
Provision for income taxes	—	—	(82)	(82)
Net income (loss) from continuing operations	218	253	(244)	227
Less: Net income (loss) attributable to noncontrolling interests included in continuing operations	(1)	3	—	2
Net income (loss) attributable to KBR from continuing operations	$219	$250	$(244)	$225
Supplemental Disclosures:
Depreciation and amortization	$53	$20	$13	$86
Purchases of property, plant, and equipment	$(10)	$(2)	$(4)	$(16)
Total assets as of January 2, 2026	$3,848	$1,769	$967	$6,584

Note 3. Revenue

Disaggregated Revenue

We disaggregate our revenue from customers by customer type, geographic destination and contract type for each of our segments as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue by customer type was as follows:

	Three months ended			Six months ended
	July 3, 2026			July 3, 2026
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$834	$—	$834	$1,650	$—	$1,650
U.S. Government Federal Civilian Clients	254	—	254	516	—	516
International Government Clients	199	38	237	391	84	475
Commercial and Infrastructure Clients	21	638	659	47	1,219	1,266
Total revenue	$1,308	$676	$1,984	$2,604	$1,303	$3,907

	Three months ended			Six months ended
	July 4, 2025			July 4, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
U.S. Government Defense and Intelligence Clients	$856	$—	$856	$1,762	$—	$1,762
U.S. Government Federal Civilian Clients	273	—	273	554	—	554
International Government Clients	181	42	223	348	94	442
Commercial and Infrastructure Clients	26	574	600	53	1,159	1,212
Total revenue	$1,336	$616	$1,952	$2,717	$1,253	$3,970

Revenue by geographic destination was as follows:

	Three months ended			Six months ended
Dollars in millions	July 3, 2026			July 3, 2026
Total by Countries/Regions	MTS	STS	Total	MTS	STS	Total
United States	$951	$67	$1,018	$1,901	$149	$2,050
Europe	218	143	361	433	294	727
Middle East	32	213	245	63	405	468
Australia	65	92	157	128	178	306
Africa	20	32	52	39	70	109
Asia	5	44	49	9	79	88
Other countries	17	85	102	31	128	159
Total revenue	$1,308	$676	$1,984	$2,604	$1,303	$3,907

	Three months ended			Six months ended
Dollars in millions	July 4, 2025			July 4, 2025
Total by Countries/Regions	MTS	STS	Total	MTS	STS	Total
United States	$988	$122	$1,110	$1,964	$255	$2,219
Europe	214	142	356	507	306	813
Middle East	39	166	205	65	318	383
Australia	56	81	137	106	163	269
Africa	18	51	69	36	84	120
Asia	10	27	37	13	68	81
Other countries	11	27	38	26	59	85
Total revenue	$1,336	$616	$1,952	$2,717	$1,253	$3,970

Many of our contracts contain cost reimbursable, time-and-materials and fixed price (including unit-rate) components. We define contract type based on the component that represents the majority of the contract. Revenue by contract type was as follows:

	Three months ended July 3, 2026			Six months ended July 3, 2026
Dollars in millions	MTS	STS	Total	MTS	STS	Total
Cost-Reimbursable	$746	$15	$761	$1,517	$22	$1,539
Time-and-Materials	203	374	577	403	737	1,140
Fixed Price	359	287	646	684	544	1,228
Total revenue	$1,308	$676	$1,984	$2,604	$1,303	$3,907

	Three months ended July 4, 2025			Six months ended July 4, 2025
Dollars in millions	MTS	STS	Total	MTS	STS	Total
Cost-Reimbursable	$853	$—	$853	$1,744	$—	$1,744
Time-and-Materials	194	421	615	401	805	1,206
Fixed Price	289	195	484	572	448	1,020
Total revenue	$1,336	$616	$1,952	$2,717	$1,253	$3,970

Performance Obligations and Contract Liabilities

Changes in estimates are recognized on a cumulative catch-up basis in the current period associated with performance obligations satisfied in a prior period due to the release of a constrained milestone, modification in contract price or scope or a change in the likelihood of a contingency or claim being resolved. We recognized revenue from performance obligations satisfied in previous periods for such matters of $3 million and $26 million for the three months ended July 3, 2026 and July 4, 2025, respectively, and $14 million and $34 million for the six months ended July 3, 2026 and July 4, 2025, respectively.

On July 3, 2026, we had $13.7 billion of transaction price allocated to remaining performance obligations. We expect to recognize approximately 37% of our remaining performance obligations as revenue within one year, 40% in years two through five and 23% thereafter. Revenue associated with our remaining performance obligations to be recognized beyond one year includes performance obligations primarily related to the Aspire Defence project, which has contract terms extending through 2041. Remaining performance obligations do not include variable consideration that was determined to be constrained as of July 3, 2026.

We recognized revenue of $203 million and $214 million for the six months ended July 3, 2026 and July 4, 2025, respectively, which was previously included in the contract liability balance at the beginning of each period.

Changes in Project-related Estimates

There are many factors that may affect the accuracy of our cost estimates and ultimately our future profitability. These include, but are not limited to, the availability and costs of resources (such as labor, materials and equipment), productivity, weather and ongoing resolution of commercial and legal matters, including any new or ongoing disputes with our business partners and others in our supply chain. We recognize revisions of revenues, costs and equity in earnings in the period in which the revisions are known. This may result in the recognition of costs before the recognition of related revenue recovery, if any. We recognized a favorable change in operating income of $34 million and $50 million during the three months ended July 3, 2026 and July 4, 2025, respectively, and $76 million and $65 million during the six months ended July 3, 2026 and July 4, 2025, respectively, as a result of changes in estimates on an LNG project.

Accounts Receivable

Dollars in millions	July 3, 2026	January 2, 2026
Unbilled	$617	$520
Trade & other	492	566
Accounts receivable, net	$1,109	$1,086

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

The components of our cash and cash equivalents balance are as follows:

	July 3, 2026
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$164	$75	$239
Short-term investments (c)	13	—	13
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	60	—	60
Total	$237	$75	$312

	January 2, 2026
Dollars in millions	International (a)	Domestic (b)	Total
Cash and cash equivalents	$226	$199	$425
Short-term investments (c)	12	11	23
Cash and cash equivalents held in consolidated joint ventures and Aspire Defence subcontracting entities (d)	52	—	52
Total	$290	$210	$500

(a)Includes deposits held by non-U.S. entities with operating accounts that constitute offshore cash for tax purposes.
(b)Includes U.S. dollar and foreign currency deposits held in U.S. entities with operating accounts that constitute onshore cash for tax purposes but may reside either in the U.S. or in a foreign country. Includes cash and cash equivalents held by our wholly owned captive insurance company of $10 million and $15 million as of July 3, 2026 and January 2, 2026, respectively, which is generally not available to KBR to support its other operations.
(c)Includes time deposits, money market funds and other highly liquid short-term investments.
(d)Includes short-term investments held by Aspire Defence subcontracting entities for $26 million and $11 million as of July 3, 2026 and January 2, 2026, respectively.

Note 5. Unapproved Change Orders and Claims Against Clients

The amounts of unapproved change orders and claims against clients included in determining the profit or loss on contracts that has been recorded to date are as follows:

	Six months ended
Dollars in millions	July 3, 2026	July 4, 2025
Amounts included in project estimates-at-completion at beginning of fiscal year	$25	$104
Net increase in project estimates	4	57
Approved change orders	(10)	(128)
Ending balance of amounts included in project estimates-at-completion	$19	$33
Amounts recognized over time based on progress	$10	$31

The balance as of July 3, 2026 relates to estimated recoveries of claims associated with certain U.S. government projects in our Mission Technology Solutions segment. During the six months ended July 4, 2025, a resolution was reached regarding an outstanding unapproved change order within our Mission Technology Solutions segment for $128 million.

Note 6. Equity Method Investments and Variable Interest Entities

We conduct some of our operations through joint ventures, which operate through partnerships, corporations and undivided interests and other business forms and are principally accounted for using the equity method of accounting. Additionally, the majority of our joint ventures are VIEs. The following table presents a rollforward of our equity in and advances to unconsolidated affiliates:

	Six months ended	Year ended
Dollars in millions	July 3, 2026	January 2, 2026
Beginning balance	$107	$192
Equity in earnings of unconsolidated affiliates	103	210
Distributions of earnings of unconsolidated affiliates (a)	(63)	(165)
Payments from unconsolidated affiliates, net	(5)	(9)
Investment in (return of) equity method investments, net (b)	128	(82)
Foreign currency translation adjustments	(1)	4
Other (c)	(28)	(43)
Ending balance	$241	$107

(a)In the normal course of business, our joint ventures will declare a distribution in the current quarter that is not paid until the subsequent quarter. As such, the distributions declared during the current quarter may not agree to the distributions of earnings from unconsolidated affiliates on our condensed consolidated statements of cash flows. During the year ended January 2, 2026, joint ventures within our STS segment declared a distribution of earnings of $34 million that was not received by KBR until the six months ended July 3, 2026. During the year ended January 3, 2025, a joint venture within our STS segment declared a distribution of earnings of $39 million that was not received by KBR until the year ended January 2, 2026.
(b)During the six months ended July 3, 2026, we recorded $128 million of investment in equity method investments primarily related to BRIS closing on an agreement to acquire a welding and turnaround services provider. We contributed $115 million in cash to BRIS as part of this agreement, which has been reflected as "investment in equity method investments, net" within the investing section of our condensed consolidated statements of cash flows. During the year ended January 2, 2026, we received a return of investment from BRIS of approximately $82 million, primarily related to our joint venture partner in BRIS selling its ownership interest to a third party in October 2025 which resulted in funds being distributed by BRIS prior to the closing of this sale to return capital to its owners. Of the funds distributed, KBR received $79 million.
(c)During the six months ended July 3, 2026, Other included a reduction to the net liability position of $28 million related to a joint venture within our STS business segment. During the year ended January 2, 2026, Other included a reduction to the net liability position of $43 million related to a joint venture within our STS business segment.

Related Party Transactions

We often provide engineering, construction management and other subcontractor services to our unconsolidated joint ventures, and our revenues include amounts related to these services. For the three and six months ended July 3, 2026, our revenues included $145 million and $291 million, respectively, and for the three and six months ended July 4, 2025, our revenues included $190 million and $363 million, respectively, related to the services we provided primarily to the Aspire Defence Limited joint venture within our MTS business segment and a joint venture within our STS business segment.

During the six months ended July 3, 2026 we purchased available-for-sale debt securities for $34 million from Mura Technology ("Mura"), a company in which we have an aggregate investment of approximately 17%. Refer to Other Investments within Note 15. "Fair Value of Financial Instruments and Risk Management" for further detail on the available-for-sale debt securities.

Amounts included in our condensed consolidated balance sheets related to services we provided to our unconsolidated joint ventures as of July 3, 2026 and January 2, 2026 are as follows:

Dollars in millions	July 3, 2026	January 2, 2026
Accounts receivable, net of allowance for credit losses	$54	$59
Contract liabilities	$29	$41

Note 7. Retirement Benefits

We have two frozen defined benefit pension plans in the U.S., one frozen and one active plan in the U.K. and one frozen plan in Germany. The components of net periodic pension benefit related to the frozen U.K. pension for the three and six months ended July 3, 2026 and July 4, 2025, respectively, were as follows:

	Three months ended		Six months ended
Dollars in millions	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Components of net periodic pension benefit
Interest cost	$15	$15	$31	$30
Expected return on plan assets	(28)	(28)	(57)	(54)
Prior service cost amortization	—	1	—	1
Recognized actuarial loss	4	1	8	2
Net periodic pension benefit	$(9)	$(11)	$(18)	$(21)
In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the year ended January 2, 2026. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs.

Note 8. Debt and Other Credit Facilities

Our outstanding debt consisted of the following at the dates indicated:

Dollars in millions	July 3, 2026	January 2, 2026
Term Loan A	$967	$989
Term Loan B	978	983
Senior Notes	250	250
Revolver	375	395
Unamortized debt issuance costs and discounts	(18)	(21)
Total debt	2,552	2,596
Less: current portion	49	49
Total long-term debt, net of current portion	$2,503	$2,547

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

We entered into Amendment No. 14 to our Credit Agreement on July 29, 2026 (the "Amendment"). The Amendment modified the Credit Agreement to, among other things, permit internal reorganization transactions necessary or desirable to prepare for our previously announced spin-off of the Mission Technology Solutions business and effect additional modifications to the terms and provisions of the Credit Agreement, as further set forth in the Amendment.

We had cash borrowings of $141 million on our Revolver that occurred during the six months ended July 3, 2026. We had cash repayments of $161 million on our Revolver, $20 million on our Term Loan A and $5 million on our Term Loan B that occurred during the six months ended July 3, 2026. The interest rates with respect to the Revolver, Term Loan A and Term Loan B are based on, at our option, the applicable adjusted reference rate plus an additional margin or base rate plus additional margin. Additionally, there is a commitment fee applicable to available amounts under the Revolver.

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

The Senior Credit Facility contains financial covenants providing for a maximum consolidated net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Senior Credit Facility). Our consolidated net leverage ratio as of the last day of any fiscal quarter may not exceed 4.25 to 1 in 2023, reducing to 4.00 to 1 in 2024 and thereafter. Our consolidated interest coverage ratio may not be less than 3.00 to 1 as of the last day of any fiscal quarter. As of July 3, 2026, we were in compliance with our financial covenants under our Senior Credit Facility.

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

Letters of credit, surety bonds and guarantees

In connection with certain projects, we are required to provide letters of credit, surety bonds or guarantees to our customers in the ordinary course of business as credit support for contractual performance guarantees, advanced payments received from customers and future funding commitments. As of July 3, 2026, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $491 million of bilateral and uncommitted lines of credit. As of July 3, 2026, with respect to our Revolver, we had $375 million of outstanding borrowings. We also have $18 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $491 million of bilateral and uncommitted lines of credit, we utilized $290 million for letters of credit as of July 3, 2026. The total remaining capacity of these committed and uncommitted lines of credit was approximately $808 million as of July 3, 2026, all of which can be used toward issuing letters of credit. Of the letters of credit outstanding under the Senior Credit Facility, none have expiry dates beyond the maturity date of the Senior Credit Facility. Of the total letters of credit outstanding under our bilateral facilities, $99 million relate to our joint venture operations where the letters of credit are posted using our capacity to support our pro-rata share of obligations under various contracts executed by joint ventures of which we are a member.

Note 9. Income Taxes

The effective tax rate was approximately 28% and 27% on income from continuing operations for the six months ended July 3, 2026 and July 4, 2025, respectively. The effective tax rate of 28% for the six months ended July 3, 2026, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings, the impact of state and local taxes in the U.S. and discrete activity for the year. The effective tax rate of 27% for the six months ended July 4, 2025, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S.

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

The valuation allowance for deferred tax assets as of July 3, 2026 and January 2, 2026 was $126 million and $124 million, respectively. The remaining valuation allowance is primarily related to foreign tax credit carryforwards and foreign and state net operating loss carryforwards that, in the judgment of management, do not meet the more likely than not realization threshold. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, in the appropriate character and source, during the periods in which those temporary differences become deductible or within the remaining carryforward period. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment.
The utilization of the unreserved foreign tax credit carryforwards is based on our ability to generate income from foreign sources of approximately $19 million prior to their expiration. The utilization of other net deferred tax assets, excluding those associated with indefinite-lived intangible assets, is based on our ability to generate U.S. forecasted taxable income of approximately $800 million. Changes in our forecasted taxable income, in the appropriate character and source, as well as jurisdiction, could affect the ultimate realization of deferred tax assets.

The provision for uncertain tax positions was $86 million and $76 million as of July 3, 2026 and January 2, 2026, respectively, and was primarily included within income tax payable on our condensed consolidated balance sheets.

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

We accrued for probable and reasonably estimable unallowable costs associated with open government matters related to our MTS business in the amounts of $22 million as of July 3, 2026 and $37 million as of January 2, 2026, which are recorded in other liabilities on our condensed consolidated balance sheets.

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

First Kuwaiti Trading Company arbitration. In April 2008, FKTC, one of our LogCAP III subcontractors providing housing containers, filed for arbitration with the American Arbitration Association for several claims under various LogCAP III subcontracts. After a series of arbitration proceedings and related litigation between KBR and the U.S. government, the panel heard the final claims and we received an award on July 27, 2022. FKTC filed a motion for correction of the award asking the tribunal to change its findings. The tribunal denied FKTC's motion in an order issued on October 20, 2022. On January 5, 2023, FKTC filed a motion to vacate the arbitral award in the Eastern District of Virginia Federal District Court. KBR filed its response on February 2, 2023. On March 22, 2023, both parties presented oral arguments. On May 12, 2023, the District Court issued its order denying FKTC’s motion to vacate the arbitration award and confirming the award. On June 12, 2023, the parties submitted their briefs in support of their calculations of the final award amount. KBR sought to confirm the net award of $16 million in KBR’s favor plus post-judgment interest. FKTC sought to offset amounts awarded to KBR with amounts FKTC claimed it was owed based on unpaid principal and post award interest on the awards issued in its favor in the prior arbitration proceedings, totaling $70 million. KBR disagreed with FKTC’s interest claim and calculation. On September 22, 2023, the Court issued a decision finding the net amount due in favor of KBR from FKTC is $8 million. FKTC has appealed this ruling. In June 2025, the appellate court affirmed the judgment in KBR’s favor and then, in July 2025, denied FKTC’s petition for a rehearing en banc. The deadline for FKTC to file a writ to the Supreme Court was October 13, 2025, which passed without any additional filing by FKTC. In addition, in March 2022, FKTC filed a civil action in Kuwait civil court against KBR seeking $100 million in damages. This action is duplicative of the claims decided in arbitration. In September 2022, we filed a motion to dismiss this action for lack of jurisdiction due to the arbitration agreement between KBR and FKTC. On December 7, 2023, the Kuwait Court of Cassation issued a ruling ordering KBR to pay an immaterial provisional damage award and requiring FKTC to refile its case in the Court of First Instance for adjudication. FKTC refiled its case and, in November 2024, served KBR. We filed responsive pleadings, motions to dismiss, and defenses with the Court in December 2025. In March 2026, the lower Court issued a judgment in FKTC's favor in the amount of $41 million, without regard to KBR's defenses of lack of jurisdiction and other defenses. KBR filed an appeal on April 1, 2026. Based on our assessment of existing law and precedent, the opinions or views of legal counsel and the facts available to us, no amounts were accrued as of July 3, 2026.

Note 12. Accumulated Other Comprehensive Loss

Changes in AOCL, net of tax, by component

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 2, 2026	$(248)	$(688)	$8	$(928)
Other comprehensive income (loss) adjustments before reclassifications	(22)	—	8	(14)
Amounts reclassified from AOCL	—	7	(6)	1
Net other comprehensive income (loss)	(22)	7	2	(13)
Balance at July 3, 2026	$(270)	$(681)	$10	$(941)

Dollars in millions	Accumulated foreign currency translation adjustments	Accumulated pension liability adjustments	Changes in fair value of derivatives	Total
Balance at January 3, 2025	$(320)	$(655)	$29	$(946)
Other comprehensive income (loss) adjustments before reclassifications	88	—	(3)	85
Amounts reclassified from AOCL	—	2	(9)	(7)
Net other comprehensive income (loss)	88	2	(12)	78
Balance at July 4, 2025	$(232)	$(653)	$17	$(868)

Reclassifications out of AOCL, net of tax, by component

	Six months ended
Dollars in millions	July 3, 2026	July 4, 2025	Affected line item on the Condensed Consolidated Statements of Operations
Accumulated pension liability adjustments
Prior service cost amortization	$—	$(1)	See (a) below
Recognized actuarial loss	(8)	(2)	See (a) below
Tax benefit	1	1	Provision for income taxes
Net pension and post-retirement benefits	$(7)	$(2)	Net of tax

Changes in fair value for derivatives
Interest rate swap settlements	$7	$11	Interest expense
Tax expense	(1)	(2)	Provision for income taxes
Net changes in fair value of derivatives	$6	$9	Net of tax

(a)This item is included in the computation of net periodic pension benefit. See Note 7. "Retirement Benefits" to our condensed consolidated financial statements for further discussion.

Note 13. Share Repurchases

Authorized Share Repurchase Program

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of July 3, 2026, $402 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

Withhold to Cover Program

We have in place a "withhold to cover" program, which allows us to withhold common shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan.

The table below presents information on our share repurchases activity under these programs:

	Three months ended July 3, 2026			Six months ended July 3, 2026
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	730,140	$34.22	$25	730,140	$34.22	$25
Withhold to cover shares	3,206	34.43	—	92,335	41.99	$4
Total	733,346	$34.22	$25	822,475	$35.09	$29

	Three months ended July 4, 2025			Six months ended July 4, 2025
	Number of Shares	Average Price per Share	Dollars in Millions	Number of Shares	Average Price per Share	Dollars in Millions
Repurchases under the authorized share repurchase program	910,056	$52.72	$48	3,919,143	$50.50	$198
Withhold to cover shares	3,244	51.95	—	116,927	49.05	6
Total	913,300	$52.72	$48	4,036,070	$50.46	$204

Note 14. Income per Share

Basic income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued using the treasury stock method.

A summary of the basic and diluted net income per share calculations is as follows:

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
Dollars and shares in millions, except per share data	2026	2025	2026	2025
Net income attributable to KBR from continuing operations:
Net income from continuing operations	$97	$106	$200	$227
Less: Net income attributable to noncontrolling interests included in continuing operations	2	1	2	2
Net income attributable to KBR from continuing operations	95	105	198	225
Less: Earnings allocable to participating securities	1	1	1	1
Basic net income attributable to KBR from continuing operations	94	104	197	224
Diluted net income attributable to KBR from continuing operations	$94	$104	$197	$224
Net income (loss) attributable to KBR from discontinued operations:
Net income (loss) from discontinued operations, net of tax	$2	$(48)	$—	$(54)
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	1	(16)	—	(18)
Net income (loss) attributable to KBR from discontinued operations	1	(32)	—	(36)
Basic net income (loss) attributable to KBR from discontinued operations	1	(32)	—	(36)
Diluted net income (loss) attributable to KBR from discontinued operations	$1	$(32)	$—	$(36)

Weighted average common shares outstanding:
Basic weighted average common shares outstanding	126	129	127	130
Stock options and restricted shares	1	—	—	1
Diluted weighted average common shares outstanding	127	129	127	131

Net income (loss) attributable to KBR per share:
Basic earnings per share
Continuing operations	$0.74	$0.81	$1.55	$1.72
Discontinued operations	$0.01	$(0.25)	$—	$(0.27)
Total basic earnings per share attributable to KBR	$0.75	$0.56	$1.55	$1.45
Diluted earnings per share
Continuing operations	$0.74	$0.81	$1.55	$1.71
Discontinued operations	$0.01	$(0.25)	$—	$(0.27)
Total diluted earnings per share attributable to KBR	$0.75	$0.56	$1.55	$1.44

The diluted net income attributable to KBR per share calculation excluded the following weighted-average potential common shares because their inclusion would have been anti-dilutive: 0.4 million for the three and six months ended July 3, 2026 related to our restricted stock awards and 0.3 million for three and six months ended July 4, 2025 related to our stock options and restricted stock awards.

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

		July 3, 2026		January 2, 2026
Dollars in millions		Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities (including current maturities):
Term Loan A	Level 2	$967	$967	$989	$989
Term Loan B	Level 2	978	979	983	989
Senior Notes	Level 2	250	247	250	246
Revolver	Level 2	375	375	395	395

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

As of July 3, 2026, the gross notional value of our foreign currency exchange forwards and option contracts used to hedge balance sheet exposures was $244 million, all of which had durations of 32 days or less. The fair value of our balance sheet hedges are included in other current assets and other current liabilities on our condensed consolidated balance sheets at July 3, 2026 and January 2, 2026. The fair values of these derivatives are considered Level 2 under ASC Topic 820, Fair Value Measurement, as they are based on quoted prices directly observable in active markets.

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

	Three months ended		Six months ended
Dollars in millions	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Balance Sheet Hedges - Fair Value	$—	$—	$—	$(2)
Balance Sheet Position - Remeasurement	(2)	(2)	—	(3)
Net loss	$(2)	$(2)	$—	$(5)

Interest rate risk. We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting a portion of our variable rate debt under our Senior Credit Facility into fixed-rate debt.

Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at July 3, 2026*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£101	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030

*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

Our interest rate swaps are reported at fair value using Level 2 inputs. The fair value of the interest rate swaps at July 3, 2026 was a $14 million asset, of which $11 million is included in other current assets and $3 million is included in other assets. The fair value of the interest rate swaps at January 2, 2026 was a $10 million net asset, of which $11 million is included in other current assets and $1 million is included in each of other assets, other current liabilities and other liabilities.

Sales of Receivables. From time to time, we sell certain receivables to unrelated third-party financial institutions under various accounts receivable monetization programs. One such program is with MUFG Bank, Ltd. (“MUFG”) under a Master Accounts Receivable Purchase Agreement (the “RPA”), which provides the sale to MUFG of certain of our designated eligible receivables, with a significant portion of such receivables being owed by the U.S. government. During the six months ended July 3, 2026, we derecognized $608 million of accounts receivables from the balance sheet under these agreements, of which certain receivables totaling $583 million were sold under the MUFG RPA. The fair value of the sold receivables approximated their book value due to their short-term nature. The fees incurred are presented in other non-operating expense on the condensed consolidated statements of operations.

Activity for third-party financial institutions consisted of the following:

	Six months ended
Dollars in millions	July 3, 2026	July 4, 2025
Beginning balance	$65	$106
Sale of receivables	608	1,500
Settlement of receivables	(608)	(1,542)
Outstanding balances sold to financial institutions	$65	$64

Other Investments. Other investments include investments in equity securities of privately held companies without readily determinable fair values and are included in other assets on our condensed consolidated balance sheets. These investments are accounted for under the measurement alternative, provided that KBR does not have the ability to exercise significant influence or control over the investees. During the six months ended July 3, 2026, we recorded a cash outflow of $49 million within investing activities, reflected as “purchases of available-for-sale debt securities” in our condensed consolidated statements of cash flows. Of this amount, $34 million relates to our investment in Mura, which is discussed in more detail below, and the remaining $15 million relates to aggregate purchases of available-for-sale debt securities in other privately held investments. Additionally, during the six months ended July 3, 2026, we recorded a cash outflow of $13 million within investing activities, reflected as “purchases of other investments” in our condensed consolidated statements of cash flows related to the aggregate funding for other investments.

Mura Technology. KBR's aggregate investment in Mura is approximately 17%. The carrying value of our investment in Mura was $133 million and $136 million at July 3, 2026 and January 2, 2026, respectively.

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

The Convertible Note is classified as an available-for-sale debt security in accordance with ASC Topic 320 Investments – Debt Securities and is included in other assets at fair value of $34 million on our condensed consolidated balance sheets as of July 3, 2026. The Convertible Note, including accrued interest, had an amortized cost basis of $22 million as of July 3, 2026. The detachable warrants were accounted for as an equity instrument, with a carrying value of $13 million as of July 3, 2026. As of July 3, 2026, the effective interest rate of the Convertible Note was 32.27%. Subsequent changes related to the fair value of the Convertible Note are recognized as an unrealized gain or loss recorded to accumulated other comprehensive loss on the condensed consolidated balance sheets. Debt securities classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices for those debt securities are not available, the fair value is determined using an income valuation approach. During the three months ended July 3, 2026, there were no significant changes in market conditions or credit risk that impacted the fair value of this available-for-sale debt security. The fair value of the Convertible Note included significant unobservable inputs that are classified within Level 3 of the fair value hierarchy.

Note 16. Acquisition

Infrastar Limited

On May 17, 2025, we acquired Infrastar Limited for $35 million, which consisted of $15 million of cash and contingent consideration with an estimated fair value of $20 million that is contingent upon the achievement of certain performance targets through May 2027. The contingent consideration could result in cash payments aggregating up to approximately $24 million. The purchase price allocation for the Infrastar business combination is final as of July 3, 2026. Within our STS segment, as of July 3, 2026, we recognized $2 million of cash, $11 million of intangible assets related to customer relationships and goodwill of $24 million primarily related to future growth opportunities. There were no changes to the fair value of assets acquired and liabilities assumed as reported in our 2025 Annual Report on Form 10-K. For U.S. tax purposes, the transaction is treated as a stock deal. As a result, there is no step-up in tax basis and the goodwill recognized is not deductible for tax purposes.

Note 17. Discontinued Operations
HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. The HomeSafe joint venture is a VIE that is consolidated for financial reporting purposes. As of July 3, 2026, all of HomeSafe's operations, including run-off operations, have ceased. We disposed of HomeSafe during the year ended January 2, 2026 and determined that this disposal met the requirements to be reported as discontinued operations under ASC Subtopic 205-20 Discontinued Operations. We classified the disposal of HomeSafe as discontinued operations because it represents a strategic shift that significantly impacted our long-term operations plan. As such, the results of HomeSafe are presented as discontinued operations in the accompanying condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented. HomeSafe was previously reported within our MTS business segment.

Financial Information of Discontinued Operations

The key components of net income (loss) attributable to KBR from discontinued operations for the three and six months ended July 3, 2026 and July 4, 2025 were as follows:

	Three months ended		Six months ended
Dollars in millions	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenues	$—	$27	$—	$64
Cost of revenues	1	(40)	—	(79)
Gross profit (loss)	1	(13)	—	(15)
Selling, general and administrative expenses	1	(22)	—	(27)
Loss on disposal (a)	—	(22)	—	(22)
Operating income (loss)	2	(57)	—	(64)
Income (loss) from discontinued operations before income taxes	2	(57)	—	(64)
Provision for income taxes	—	9	—	10
Net income (loss) from discontinued operations, net of tax	2	(48)	—	(54)
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	1	(16)	—	(18)
Net income (loss) attributable to KBR from discontinued operations	$1	$(32)	$—	$(36)
(a) Includes $64 million of asset impairments related to property, plant and equipment and write-offs of $30 million in other assets, offset by elimination of $72 million in other liabilities during the three and six months ended July 4, 2025.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's condensed consolidated balance sheets as of July 3, 2026 and January 2, 2026:

Dollars in millions	July 3, 2026	January 2, 2026
Assets
Cash and cash equivalents	$3	$5
Accounts receivable, net of allowance for credit losses	—	1
Other current assets	12	13
Total current assets of discontinued operations	$15	$19
Liabilities
Accounts payable	$5	$8
Contract liabilities	2	2
Accrued salaries, wages and benefits	—	1
Other current liabilities	9	8
Total current liabilities of discontinued operations	$16	$19

Note 18. Spin-off

Mission Technology Solutions Spin-off

In September 2025, we announced our intention to spin off our Mission Technology Solutions business (the "Planned Spin-Off") into a separate, U.S. publicly-traded company. The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion on January 4, 2027, which is the first business day of fiscal 2027. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and is reported as continuing operations. During the three and six months ended July 3, 2026, we recognized $31 million and $46 million, respectively, of costs related to the Planned Spin-Off which are included within "Spin-off costs and other charges" in our condensed consolidated statements of operations.

Leased office facilities and related assets. In connection with the Planned Spin-Off, the Company assessed its leased real estate footprint and expected future utilization of certain leased office locations, primarily in the United States. Based on this assessment, management determined that changes in the expected use of certain leased facilities and related leasehold improvements reduced the recoverable value of those assets. Accordingly, during the three and six months ended July 3, 2026, the Company recognized lease right-of-use asset impairment charges of $16 million and leasehold improvement impairment charges of $1 million, which are included within "Spin-off costs and other charges" in our condensed consolidated statements of operations. Of the total impairment charge, $13 million was recognized within the MTS business segment and $4 million was recognized within the Corporate business segment. The impairment analysis was performed using a discounted cash flow model incorporating Level 3 inputs, including discount rates based on the Company's incremental borrowing rate and management estimates regarding future occupancy strategies, anticipated market-based sublease recoveries, and related operating costs, including utilities, maintenance and pass-through property taxes.

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

HomeSafe, a joint venture with Tier One Relocation, informed us on June 18, 2025, that U.S. Transportation Command unexpectedly terminated HomeSafe's role in the Global Household Goods Contract. KBR owns a 72% interest in HomeSafe. As of July 3, 2026 all of HomeSafe operations, including run-off operations, have ceased. The financial results and financial position of HomeSafe are presented as discontinued operations in the condensed consolidated statements of operations, condensed consolidated balance sheets and condensed consolidated statements of cash flows for all periods presented. See Note 17. "Discontinued Operations" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. Unless otherwise indicated, any reference to statements of operations items in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.

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

On April 30, 2026, the Administration issued an executive order directing comprehensive reviews of all private-sector contracts to monitor cost efficiency and ensure policy alignment. This order could affect future contract funding with our U.S. government customers. Thus far, we have not seen a material impact on our results of operations, financial condition or cash flows and continue to monitor the impact of the order.

Internationally, our government work is performed primarily for the U.K. MoD and the Australian Department of Defence. In June 2025, leaders of the North Atlantic Treaty Organization ("NATO") agreed to invest 5% of their countries' gross domestic product ("GDP") on defense and security-related spending by 2035. In June 2026, the U.K. Ministry of Defence published its 2026 Defence Investment Plan, reaffirming the U.K.’s planned commitment to NATO defense and security-related spending initiatives. Additionally, the new Prime Minister in the U.K., appointed in July 2026, has signaled his commitment to strengthening the U.K.’s defense capabilities. The Australian government continues to invest in defense spending, with particular focus on enhancing regional security, modernizing defense capabilities, strengthening cyber defenses and promoting broader economic stability. In April 2026, the Australian Minister for Defence announced that the Australian defense budget will increase to 3.00% of GDP by 2033.

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

Mission Technology Solutions Spin-off

In September 2025, we announced our intention to spin off our Mission Technology Solutions business into a separate, U.S. publicly-traded company. The Planned Spin-Off is intended to be tax-free to us and our shareholders for U.S. federal income tax purposes and targeting completion on January 4, 2027, which is the first business day of fiscal 2027. The spin-off will be subject to final approval by our Board of Directors and other customary conditions, including receipt of a favorable opinion of legal counsel and/or a private letter ruling from the U.S. Internal Revenue Service with respect to the tax treatment of the transaction for U.S. federal income tax purposes, the effectiveness of a registration statement on Form 10 filed with the SEC, satisfactory completion of financing and other regulatory approvals. Because the intended transaction is a spin-off, the Mission Technology Solutions business is not classified as held for sale and is reported as continuing operations.

Results of Operations

Three months ended July 3, 2026 compared to the three months ended July 4, 2025

The information below is an analysis of our consolidated results for the three months ended July 3, 2026, compared to the three months ended July 4, 2025. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

	Three months ended		Change
	July 3,	July 4,	2026 vs. 2025
	2026	2025	$	%
Dollars in millions
Revenues	$1,984	$1,952	$32	2%
Cost of revenues	(1,691)	(1,662)	29	2%
Gross profit	293	290	3	1%
Equity in earnings of unconsolidated affiliates	52	51	1	2%
Selling, general and administrative expenses	(143)	(146)	(3)	(2)%
Spin-off costs and other charges	(31)	—	(31)	n/m
Other operating income (expense)	1	(1)	2	n/m
Operating income	172	194	(22)	(11)%
Interest expense	(35)	(41)	(6)	(15)%
Other non-operating expense	(2)	(8)	(6)	(75)%
Income from continuing operations before income taxes	135	145	(10)	(7)%
Provision for income taxes	(38)	(39)	(1)	(3)%
Net income from continuing operations	97	106	(9)	(8)%
Net income (loss) from discontinued operations, net of tax	2	(48)	50	n/m
Net income	99	58	41	71%
Less: Net income attributable to noncontrolling interests included in continuing operations	2	1	1	100%
Less: Net income (loss) attributable to noncontrolling interests included in discontinued operations	1	(16)	17	n/m
Net income attributable to KBR	$96	$73	$23	32%

n/m - not meaningful

Revenues. The increase in revenue of $32 million, or 2%, to $1,984 million for the three months ended July 3, 2026, compared to $1,952 million for the three months ended July 4, 2025 is primarily due to increases from engineering and professional services within our STS segment, offset by reduced contingent activity within the European command in our MTS segment.

Gross profit. Gross profit was materially consistent, increasing by $3 million, or 1%, in line with revenues discussed above.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates were materially consistent for each of the three months ended July 3, 2026 and July 4, 2025, increasing by $1 million, or 2%, to $52 million in earnings for the three months ended July 3, 2026, compared to $51 million in earnings for the three months ended July 4, 2025.

Selling, general and administrative expenses. Selling, general and administrative expenses were materially consistent for each of the three months ended July 3, 2026 and July 4, 2025, decreasing by $3 million, or 2%, to $143 million for the three months ended July 3, 2026, compared to $146 million for the three months ended July 4, 2025.

Spin-off costs and other charges. Spin-off costs and other charges were $31 million for the three months ended July 3, 2026, due to costs associated with the Planned Spin-Off and lease right-of-use asset impairment charges associated with the Planned Spin-Off. See Note 18. "Spin-off" to our condensed consolidated financial statements for further discussion on the Planned Spin-Off.

Interest expense. The decrease in interest expense was primarily driven by lower average outstanding debt principal from the three months ended July 4, 2025 to the three months ended July 3, 2026.

Provision for income taxes. The provision for income taxes for income from continuing operations for the three months ended July 3, 2026 and July 4, 2025 reflects a 28% tax rate and 27% tax rate, respectively. The effective tax rate of 28% for the three months ended July 3, 2026, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings, the impact of state and local taxes in the U.S and discrete activity for the quarter. The effective tax rate of 27% for the three months ended July 4, 2025, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9. "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Net income (loss) from discontinued operations, net of tax. Net income (loss) from discontinued operations, net of tax, was $2 million and $(48) million during the three months ended July 3, 2026 and July 4, 2025, respectively, due to the disposal of HomeSafe during the three months ended July 4, 2025.

Net income (loss) attributable to noncontrolling interests included in discontinued operations. Net income (loss) attributable to noncontrolling interests included in discontinued operations was $1 million and $(16) million during the three months ended July 3, 2026 and July 4, 2025, respectively, due to the disposal of HomeSafe during the three months ended July 4, 2025.

Results of Operations by Business Segment

	Three months ended		Change
	July 3,	July 4,	2026 vs. 2025
Dollars in millions	2026	2025	$	%
Revenues:
Mission Technology Solutions	$1,308	$1,336	$(28)	(2)%
Sustainable Technology Solutions	676	616	60	10%
Total revenues	$1,984	$1,952	$32	2%

Operating income (loss):
Mission Technology Solutions	$116	$108	$8	7%
Sustainable Technology Solutions	103	125	(22)	(18)%
Corporate	(47)	(39)	8	21%
Total operating income (loss)	$172	$194	$(22)	(11)%

Mission Technology Solutions

MTS revenues decreased by $28 million, or 2%, to $1,308 million for the three months ended July 3, 2026 compared to $1,336 million for the three months ended July 4, 2025. The decrease in revenue is primarily due to reduced contingent activity within the European command.
MTS operating income increased by $8 million, or 7%, to $116 million for the three months ended July 3, 2026 compared to $108 million for the three months ended July 4, 2025. The increase in operating income was primarily driven by changes in our services mix, offset by costs associated with the Planned Spin-Off and lease right-of-use asset impairment charges associated with the Planned Spin-Off.

Sustainable Technology Solutions

STS revenues increased by $60 million, or 10%, to $676 million in the three months ended July 3, 2026 compared to $616 million in the three months ended July 4, 2025. The increase in revenue is primarily driven by increased revenues from engineering and professional services.

STS operating income decreased by $22 million, or 18%, to $103 million in the three months ended July 3, 2026 compared to $125 million in the three months ended July 4, 2025. The decrease was primarily due to changes in licensing mix.

Corporate

Corporate operating loss increased by $8 million, or 21%, to $47 million in the three months ended July 3, 2026 compared to $39 million in the three months ended July 4, 2025. The increase in operating loss was primarily driven by costs associated with the Planned Spin-Off and lease right-of-use asset impairment charges associated with the Planned Spin-Off.

Results of Operations

Six months ended July 3, 2026 compared to the six months ended July 4, 2025

The information below is an analysis of our consolidated results for the six months ended July 3, 2026 compared to the six months ended July 4, 2025. See Results of Operations by Business Segment below for additional information describing the performance of each of our reportable segments.

	Six months ended		Change
	July 3,	July 4,	2026 vs. 2025
	2026	2025	$	%
Dollars in millions
Revenues	$3,907	$3,970	$(63)	(2)%
Cost of revenues	(3,349)	(3,380)	(31)	(1)%
Gross profit	558	590	(32)	(5)%
Equity in earnings of unconsolidated affiliates	103	93	10	11%
Selling, general and administrative expenses	(262)	(286)	(24)	(8)%
Spin-off costs and other charges	(46)	—	(46)	n/m
Other operating expense	(1)	(1)	—	—%
Operating income	352	396	(44)	(11)%
Interest expense	(72)	(82)	(10)	(12)%
Other non-operating expense	(2)	(5)	(3)	(60)%
Income from continuing operations before income taxes	278	309	(31)	(10)%
Provision for income taxes	(78)	(82)	(4)	(5)%
Net income from continuing operations	200	227	(27)	(12)%
Net loss from discontinued operations, net of tax	—	(54)	54	100%
Net income	200	173	27	16%
Less: Net income attributable to noncontrolling interests included in continuing operations	2	2	—	—%
Less: Net loss attributable to noncontrolling interests included in discontinued operations	—	(18)	18	100%
Net income attributable to KBR	$198	$189	$9	5%

n/m - not meaningful

Revenues. The decrease in overall revenue of $63 million, or 2%, to $3,907 million for the six months ended July 3, 2026 from $3,970 million for the six months ended July 4, 2025 is primarily due to reduced contingent activity within the European command in our MTS segment, offset by increased revenues from engineering and professional services in our STS segment.

Gross profit. The decrease in overall gross profit of $32 million, or 5%, was primarily driven by items decreasing revenues discussed above and changes in licensing mix within our STS segment offset by changes in our services mix within our MTS segment.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by $10 million, or 11%, to $103 million in earnings for the six months ended July 3, 2026, compared to $93 million in earnings for the six months ended July 4, 2025. The increase is primarily attributed to equity in earnings from services on an LNG project within our STS segment.

Selling, general and administrative expenses. Selling, general and administrative expenses in the six months ended July 3, 2026 were $24 million lower, an 8% decrease compared to the six months ended July 4, 2025, which was primarily driven by a favorable closeout in the first quarter of 2026.

Spin-off costs and other charges. Spin-off costs and other charges were $46 million for the six months ended July 3, 2026, due to costs associated with the Planned Spin-Off and lease right-of-use asset impairment charges associated with the Planned Spin-Off. See Note 18. "Spin-off" to our condensed consolidated financial statements for further discussion on the Planned Spin-Off.

Interest expense. The decrease in interest expense was primarily driven by lower average outstanding debt principal from the six months ended July 4, 2025 to the six months ended July 3, 2026.

Provision for income taxes. The provision for income taxes for income from continuing operations for the six months ended July 3, 2026 and July 4, 2025 reflects a 28% tax rate and a 27% tax rate, respectively. The effective tax rate of 28% for the six months ended July 3, 2026, as compared to the U.S. statutory rate of 21%, was affected by the rate differential on our foreign earnings, the impact of state and local taxes in the U.S. and discrete activity for the year. The effective tax rate of 27% for the six months ended July 4, 2025, as compared to the U.S. statutory rate of 21%, was primarily affected by the rate differential on our foreign earnings and the impact of state and local taxes in the U.S. See Note 9. "Income Taxes" to our condensed consolidated financial statements for further discussion on income taxes.

Net loss from discontinued operations, net of tax. Net loss from discontinued operations, net of tax, was $54 million during the six months ended July 4, 2025 due to the disposal of HomeSafe.

Net loss attributable to noncontrolling interests included in discontinued operations. Net loss attributable to noncontrolling interests included in discontinued operations was $18 million during the six months ended July 4, 2025 due to the disposal of HomeSafe.

Results of Operations by Business Segment

	Six months ended		Change
	July 3,	July 4,	2026 vs. 2025
Dollars in millions	2026	2025	$	%
Revenues:
Mission Technology Solutions	$2,604	$2,717	$(113)	(4)%
Sustainable Technology Solutions	1,303	1,253	50	4%
Total revenues	$3,907	$3,970	$(63)	(2)%

Operating income (loss):
Mission Technology Solutions	$227	$221	$6	3%
Sustainable Technology Solutions	216	252	(36)	(14)%
Corporate	(91)	(77)	14	18%
Total operating income (loss)	$352	$396	$(44)	(11)%

Mission Technology Solutions

MTS revenues decreased by $113 million, or 4%, to $2,604 million for the six months ended July 3, 2026, compared to $2,717 million for the six months ended July 4, 2025. The decrease in revenue is primarily due to reduced contingent activity within the European command in our MTS segment.

MTS operating income increased by $6 million, or 3%, to $227 million for the six months ended July 3, 2026, compared to $221 million for the six months ended July 4, 2025. The increase in operating income was primarily driven by changes in our services mix, offset by the item discussed above, costs associated with the Planned Spin-Off and lease right-of-use asset impairment charges associated with the Planned Spin-Off.

Sustainable Technology Solutions

STS revenues increased by $50 million, or 4%, to $1,303 million for the six months ended July 3, 2026, compared to $1,253 million for the six months ended July 4, 2025. The increase in revenue is primarily driven by increased revenues from engineering and professional services.

STS operating income decreased by $36 million, or 14%, to $216 million for the six months ended July 3, 2026, compared to $252 million for the six months ended July 4, 2025. The decrease in operating income is primarily due to changes in licensing mix, offset by a favorable closeout in the six months ended July 3, 2026.

Corporate

Corporate operating loss increased by $14 million, or 18%, to $91 million for the six months ended July 3, 2026, compared to $77 million for the six months ended July 4, 2025. The increase in operating loss was primarily driven by costs associated with the Planned Spin-Off and lease right-of-use asset impairment charges associated with the Planned Spin-Off.

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

We have included in the table below our proportionate share of unconsolidated joint ventures' estimated backlog. As these projects are accounted for under the equity method, only our share of future earnings from these projects will be recorded in our results of operations. Our proportionate share of backlog for projects related to unconsolidated joint ventures totaled $3.3 billion and $2.8 billion at July 3, 2026 and January 2, 2026, respectively.

The following table summarizes our backlog by business segment as of July 3, 2026, and January 2, 2026, respectively:

Dollars in millions	July 3, 2026	January 2, 2026
Mission Technology Solutions	$12,282	$12,552
Sustainable Technology Solutions	5,523	4,312
Total backlog	$17,805	$16,864
Award options	5,192	6,347
Total backlog and options	$22,997	$23,211

We estimate that as of July 3, 2026, 38% of our backlog will be executed within one year. Of this amount, we estimate that 81% will be recognized in revenues on our condensed consolidated statements of operations and 19% will be recorded by our unconsolidated joint ventures. As of July 3, 2026, $64 million of our backlog relates to active contracts that are in a loss position.

As of July 3, 2026, 15% of our backlog was attributable to fixed-price contracts, 37% was attributable to PFIs, 22% was attributable to cost-reimbursable contracts and 26% was attributable to time-and-materials contracts. PFI arrangements are predominantly fixed‑price in nature, and therefore the PFI portion of backlog primarily reflects fixed‑price contractual structures. For contracts that contain fixed-price, cost-reimbursable and time-and-materials components, we classify the individual components as either fixed-price, cost-reimbursable or time-and-materials according to the composition of the contract; however, for smaller contracts, we characterize the entire contract based on the predominant component. As of July 3, 2026, $8.8 billion of our MTS backlog was currently funded by our customers. Excluding PFIs, 39% of our MTS backlog is currently funded by our customers. As of July 3, 2026, we had approximately $5.2 billion of priced option periods not yet exercised by the customer for U.S. government contracts that are not included in the backlog amounts presented above.

The difference between backlog of $17.8 billion and the remaining performance obligations as defined by ASC Topic 606, Revenue from Contracts with Customers, of $13.7 billion is primarily due to our proportionate share of backlog related to unconsolidated joint ventures which is not included in our remaining performance obligations. See Note 3. "Revenue" to our condensed consolidated financial statements for discussion of the remaining performance obligations.

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
We believe that existing cash balances, internally generated cash flows, availability under our Senior Credit Facility and other lines of credit are sufficient to support our business operations for the next 12 months. As of July 3, 2026, we are in compliance with all financial covenants related to our debt agreements.
Cash and cash equivalents totaled $312 million at July 3, 2026, and $500 million at January 2, 2026, and consisted of the following:

	July 3,	January 2,
Dollars in millions	2026	2026
Domestic U.S. cash	$75	$210
International cash	177	238
Joint venture and Aspire Defence project cash	60	52
Total	$312	$500
Our cash balances are held in numerous accounts throughout the world to fund our global activities, including acquisitions, joint ventures and other business partnerships. Domestic cash relates to cash balances held by U.S. entities and is largely used to support project activities of those businesses as well as general corporate needs such as the payment of dividends to shareholders, repayment of debt and potential repurchases of our outstanding common stock. Additionally, domestic cash and cash equivalents includes $10 million and $15 million held by our wholly owned captive insurance company as of July 3, 2026 and January 2, 2026, respectively, which is generally not available to KBR to support its other operations.

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

As of July 3, 2026, substantially all of our excess cash was held in interest bearing operating accounts or short-term investment accounts with the primary objectives of preserving capital and maintaining liquidity.
Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
Dollars in millions	July 3, 2026	July 4, 2025
Cash flows provided by operating activities - continuing operations	$160	$308
Cash flows used in investing activities - continuing operations	(216)	(24)
Cash flows used in financing activities - continuing operations	(128)	(219)
Total cash flows from discontinued operations	(2)	(31)
Effect of exchange rate changes on cash	(4)	20
Increase (decrease) in cash and cash equivalents	$(190)	$54

Operating Activities - continuing operations. Cash provided by operations totaled $160 million and $308 million for the six months ended July 3, 2026 and July 4, 2025, respectively, as compared to net income from continuing operations of $200 million and $227 million for the six months ended July 3, 2026 and July 4, 2025, respectively. Cash flows from operating activities result primarily from earnings and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances for projects. Working capital levels vary from year to year and are primarily affected by our volume of work. These levels are also impacted by the mix, stage of completion and commercial terms of projects. Working capital requirements also vary by project depending on the type of client and location throughout the world.

During the six months ended July 3, 2026, cash flows decreased primarily due to the resolution of an outstanding unapproved change order within our Mission Technology Solutions segment in the six months ended July 4, 2025 that did not recur in the six months ended July 3, 2026 and decreases in distributions of earnings from unconsolidated affiliates. These decreases were offset by changes in the primary components of our working capital. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable and contract liabilities. These components are impacted by the size and changes in the mix of our cost-reimbursable and time-and-materials projects versus fixed price projects, and as a result, fluctuations in these components are not uncommon in our business.

Investing Activities - continuing operations. Cash used in investing activities totaled $216 million for the six months ended July 3, 2026 primarily due to an investment within the BRIS joint venture for $115 million associated with BRIS closing on an agreement to acquire a welding and turnaround services provider. Additionally, we had purchases of available-for-sale debt securities of $49 million, purchases of other investments of $13 million and capital expenditures of $28 million. See Note 6. "Equity Method Investments and Variable Interest Entities" to our condensed consolidated financial statements for further discussion on the investment in equity method investment to BRIS and Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements for further discussion on the available-for-sale debt securities.

Cash used in investing activities totaled $24 million for the six months ended July 4, 2025, primarily due to $16 million of capital expenditures and $11 million related to the acquisition of Infrastar Limited. This was offset by a return of equity method investment of $3 million associated with a joint venture in our STS segment.

Financing Activities - continuing operations. Cash used in financing activities totaled $128 million for the six months ended July 3, 2026. The primary uses of cash in financing activities were $161 million in payments on the Revolver, $20 million in payments on our Term Loan A, $5 million in payments on our Term Loan B, $42 million of dividend payments to common shareholders, $25 million for the repurchase of common stock under our share repurchase program and $4 million for the repurchase of common stock under our "withhold to cover" program. These decreases were offset by $141 million in borrowings on our Revolver.

Cash used in financing activities totaled $219 million for the six months ended July 4, 2025. The primary uses of cash in financing activities were $323 million in payments on the Revolver, $13 million in payments on our Term Loan A, $5 million in payments on our Term Loan B, $198 million for the repurchase of common stock under our share repurchase program, $6 million for the repurchase of common stock under our "withhold to cover" program and $41 million of dividend payments to common shareholders. These decreases were offset by $373 million in borrowings on our Revolver.

Cash flows from discontinued operations. Cash flows from discontinued operations are associated with the disposal of HomeSafe. Cash used in operations totaled $2 million and $27 million for the six months ended July 3, 2026 and July 4, 2025, respectively. Changes in HomeSafe's working capital accounts were the primary components of operating cash flows for the six months July 4, 2025. Cash used in investing activities totaled $12 million for the six months ended July 4, 2025 which is related to capital expenditures. Cash provided by financing activities totaled $8 million for the six months ended July 4, 2025 due to investments from the noncontrolling interest partner. See Note 17. "Discontinued Operations" to our condensed consolidated financial statements for additional information.

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

U.K. pension obligation. We have recognized on our condensed consolidated balance sheets a funding surplus of $107 million (calculated as the difference between the fair value of plan assets and the projected benefit obligations as of July 3, 2026) for our frozen U.K. defined benefit pension plan. The funding requirements for our U.K. pension plan are determined based on the U.K. Pensions Act 1995. Annual minimum funding requirements are based on a binding agreement with the Trustee of the U.K. pension plan that is negotiated on a triennial basis. This schedule of contributions will be reviewed by the Trustee and KBR no later than 15 months after the effective date of each actuarial valuation, due every three years. In 2024, the Trustee of the U.K. defined benefit pension plan commenced the triennial actuarial valuation of the plan which was finalized during the year ended January 2, 2026. At this time, we do not anticipate contributing additional funding to this plan at least until the next triennial valuation occurs. In the future, pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan asset return performance and other factors. A significant increase in our funding requirements for the U.K. pension plan could result in a material adverse impact on our financial position.

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

In certain limited circumstances, we enter into financial guarantees in the ordinary course of business, with financial institutions and other credit grantors, which generally obligate us to make payment in the event of a default by the borrower. These arrangements generally require the borrower to pledge collateral to support the fulfillment of the borrower’s obligation. We account for both financial and performance guarantees at fair value at issuance in accordance with ASC Subtopic 460-10, Guarantees, and, as of July 3, 2026, we had no material guarantees of the work or obligations of third parties recorded.

As of July 3, 2026, we had a $1 billion committed line of credit on the Revolver under our Senior Credit Facility and $491 million of bilateral and uncommitted lines of credit. As of July 3, 2026, with respect to our Revolver, we had $375 million of outstanding borrowings. We also have $18 million of outstanding letters of credit on our Senior Credit Facility. With respect to our $491 million of bilateral and uncommitted lines of credit, we utilized $290 million for letters of credit as of July 3, 2026. The total remaining capacity of these committed and uncommitted lines of credit was approximately $808 million as of July 3, 2026, all of which can be used toward issuing letters of credit. Information relating to our letters of credit is described in Note 8. "Debt and Other Credit Facilities" to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information discussed therein is incorporated by reference into this Part I, Item 2. Other than discussed in this Quarterly Report on Form 10-Q, we have not engaged in any material off-balance sheet financing arrangements through special purpose entities.

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

We use derivative instruments, such as foreign exchange forward contracts, to hedge foreign currency risk related to non-functional currency assets and liabilities on our condensed consolidated balance sheets and to mitigate certain operational exposures. We do not enter into derivative financial instruments for trading purposes or make speculative investments in foreign currencies. Each period, these hedges are marked to market through earnings and the change in their fair value is largely offset by remeasurement of the underlying assets and liabilities. We recorded a net loss of $5 million during the six months ended July 4, 2025 in other non-operating expense on our condensed consolidated statements of operations. The fair value of these derivatives was not material to our condensed consolidated balance sheets as of July 3, 2026. Information relating to fair value measurements is described in Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

Interest Rate Risk. We are exposed to market risk for changes in interest rates for the Revolver and term loan borrowings under the Senior Credit Facility. We had $375 million of borrowings issued under the Revolver as of July 3, 2026. Additionally, we had $1,945 million outstanding under the term loan portions of the Senior Credit Facility as of July 3, 2026. Borrowings under the Senior Credit Facility bear interest at variable rates as described in Note 8. "Debt and Other Credit Facilities" to our condensed consolidated financial statements.

We use interest rate swaps to reduce interest rate risk and to manage net interest expense by converting our variable rate debt under our Senior Credit Facility into fixed-rate debt. Our portfolio of interest rate swaps consists of the following:

Dollars in millions	Notional Amount at July 3, 2026*	Pay Fixed Rate (Weighted Average)	Receive Variable Rate	Settlement and Termination
March 2020 Interest Rate Swaps	$400	0.89%	Term SOFR	Monthly through January 2027
September 2022 Interest Rate Swaps	$350	3.43%	Term SOFR	Monthly through January 2027
March 2023 Interest Rate Swaps	$205	3.61%	Term SOFR	Monthly through January 2027
March 2023 Amortizing Interest Rate Swaps	£101	3.81%	Term SONIA	Monthly through November 2026
September 2024 Interest Rate Swaps	$200	3.27%	Term SOFR	Monthly through August 2027
April 2025 Interest Rate Swaps	$270	3.39%	Term SOFR	Monthly through August 2027
April 2025 Forward Interest Rate Swaps	$150	3.38%	Term SOFR	Monthly from August 2027 through December 2030
*Includes the April 2025 Forward Interest Rate Swaps that become effective August 14, 2027.

The swap agreements were designated as cash flow hedges at inception in accordance with ASC Topic 815, Derivative and Hedging. The fair value of the interest rate swaps at July 3, 2026 was a $14 million asset, of which $11 million is included in other current assets and $3 million is included in other assets. Information relating to our portfolio of interest rate swaps is described in Note 15. "Fair Value of Financial Instruments and Risk Management" to our condensed consolidated financial statements, which is incorporated by reference into this Item 3.

At July 3, 2026, we had fixed rate debt aggregating $1,811 million and variable rate debt aggregating $759 million, after taking into account the effects of the interest rate swaps that were effective at July 3, 2026. Our weighted average interest rate net of the impact from our swap agreements for the six months ended July 3, 2026 was 4.93%. If interest rates were to increase by 50 basis points, pre-tax interest expense would increase by approximately $6 million in the next twelve months net of the impact from our swap agreements, based on outstanding borrowings as of July 3, 2026.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We are in the process of a multi-phase implementation of an enterprise resource planning ("ERP") system within our Sustainable Technology Solutions business and made changes to related internal controls. There have been no other changes in our internal control procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the three months ended July 3, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2014, the Board of Directors authorized a plan to repurchase our outstanding shares of common stock, which replaced and terminated the August 26, 2011 share repurchase program. On February 20, 2025, the Board of Directors authorized $454 million of share repurchases to be added to the prior authorizations, which increased the total amount authorized and available for repurchase under the share repurchase program to $750 million. As of July 3, 2026, $402 million remained available for repurchase under this authorization. The authorization does not obligate us to acquire any particular number of shares of common stock and may be commenced, suspended or discontinued without prior notice. The share repurchases are intended to be funded through our current and future cash flows and the authorization does not have an expiration date.

The following is a summary of share repurchases of our common stock during the three months ended July 3, 2026 and the amount available to be repurchased under the authorized share repurchase program:

Purchase Period	Total Shares Repurchased (1)	Average Price Paid per Share	Shares Repurchased as Part of Publicly Announced Plan	Dollar Value of Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 4, 2026 - May 1, 2026	48	$37.63	—	$427,131,280
May 2, 2026 - May 29, 2026	433,636	$33.20	433,492	$412,738,984
May 30, 2026 - July 3, 2026	299,662	$35.70	296,648	$402,145,900
Total	733,346	$34.22	730,140	$402,145,900

(1)Included within the shares repurchased herein are 3,206 shares acquired from employees in connection with the income tax and related benefit withholding obligations arising from issuance of share-based equity awards under the KBR, Inc. 2006 Stock and Incentive Plan at an average price of $34.43 per share.

Item 5. Other Information

We entered into Amendment No. 14 to our Credit Agreement on July 29, 2026 (the "Amendment"). The Amendment modified the Credit Agreement to, among other things, permit internal reorganization transactions necessary or desirable to prepare for our previously announced spin-off of the Mission Technology Solutions business and effect additional modifications to the terms and provisions of the Credit Agreement, as further set forth in the Amendment. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q hereto and incorporated herein by reference.

During the three months ended July 3, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of SEC Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Form of Amended and Restated Severance and Change in Control Agreement (incorporated by reference to Exhibit 10.1 to KBR's current report on Form 8-K filed July 10, 2026; File No. 001-33146)

10.2+
Amended and Restated Severance and Change in Control Agreement effective as of July 10, 2026, by and between KBR Wyle Services, LLC, a Delaware limited liability company, KBR, Inc., and Sonia Galindo (incorporated by reference to Exhibit 10.2 to KBR’s current report on Form 8-K filed July 10, 2026; File No. 001-33146)

*10.3
Amendment No. 14 to the Credit Agreement, dated as of July 29, 2026, with Bank of America, N.A., as administrative agent, the lenders party thereto, the Company and each of the subsidiaries of the Company party thereto

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

***101
The following financial information from this Quarterly Report on Form 10-Q of KBR, Inc. for the quarter ended July 3, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

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

Dated: July 30, 2026                      Dated: July 30, 2026